Form 10-K
period 2005-12-31
CYNOSURE INC
filed 2006-03-27
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-51623
Cynosure, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3125110 (I.R.S. Employer Identification No.)
5 Carlisle Road Westford, MA (Address of principal executive offices)	01886 (Zip Code)
Registrant’s telephone number, including area code
(978) 256-4200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.001 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes: ☐          No: ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes: ☐           No: ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes: ☑          No: ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes: ☐          No: ☑
      Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2005: Not applicable because trading of the registrant’s Class A common stock on The Nasdaq National Market did not commence until December 9, 2005.
      The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2006:

Class	Number of Shares

Class A Common Stock, $0.001 par value	5,890,383
Class B Common Stock, $0.001 par value	5,177,953
      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to identify and penetrate new markets for our products and technology;

•	our ability to innovate, develop and commercialize new products;

•	our ability to obtain and maintain regulatory clearances;

•	our sales and marketing capabilities and strategy in the United States and internationally;

•	our intellectual property portfolio; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.
      We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1A of this Annual Report, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.
      You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Annual Report on Form 10-K and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
Overview
      We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions and temporarily reduce the appearance of cellulite. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our newer products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.
      We sell over 14 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the PhotoSilk Plus system for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions; and

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite.
In addition to their primary applications, the Apogee Elite, Cynergy and PhotoSilk Plus systems can each be used by practitioners for a variety of other applications.
      We sell our products through a direct sales force in North America, four European countries, Japan and China and through international distributors in 31 other countries. In January 2005, we launched a separate CynosureSpa brand with product offerings, tailored marketing and sales personnel focused exclusively on the aesthetic spa market. As of December 31, 2005, we had sold more than 4,900 aesthetic treatment systems worldwide.
      Our company was founded in 1991. We launched our first three products, a pulse dye laser aesthetic treatment system for the treatment of vascular lesions, a pulse dye laser system for the treatment of pigmented lesions and an Alexandrite laser system for tattoo removal, in the United States and international markets in 1992. We launched four additional products in 1993 and, since then, have offered aesthetic treatment systems based on a range of laser and light-based technologies in the United States and international markets.
      In 2002, El.En. S.p.A., an Italian company listed on the techSTAR segment of the Italian stock market, Borsa Italiana, that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company. The reorganization has included the redesign of existing and the introduction of new products, the streamlining of our manufacturing process, and the reorganization and expansion of our research and development, sales and marketing and customer service capabilities. Our revenues have increased from $27.1 million in 2003 to $56.3 million in 2005, a compound annual growth rate of 44%, and our gross profit margin improved from 48% in 2003 to 54% in 2005.
      See Note 3 to our Consolidated Financial Statements for revenue, net asset and long-lived asset information by geographic region.
Corporate Information
      We were incorporated under the laws of the State of Delaware in July 1991. Our principal executive offices are located at 5 Carlisle Road, Westford, Massachusetts 01886, and our telephone number is (978) 256-4200.
      We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.
      Our website address is www.cynosurelaser.com. The information on our website is not a part of this Annual Report. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Industry

Aesthetic Market Opportunity
      Michael Moretti/ Medical Insight, Inc., an independent aesthetic treatment market research firm, estimates that the number of non-invasive aesthetic treatment procedures worldwide using laser and other light-based technologies will grow from nearly 20 million in 2003 to over 53 million in 2008, representing a compound annual growth rate of over 20%. We estimate that the worldwide market for aesthetic treatment systems based on laser and other light-based technologies exceeded $550 million in 2005. We base this estimate on published market research reports, revenue figures for public companies and our conversations with the managements of private companies that compete in the aesthetic treatment equipment market.
      Key factors contributing to growth in the markets for aesthetic treatment procedures and aesthetic laser equipment include:

•	the aging population of industrialized countries and the rising discretionary income of the “baby boomer” demographic segment;

•	the desire of many individuals to improve their appearance;

•	the development of technology that allows for safe and effective aesthetic treatment procedures;

•	the impact of managed care and reimbursement on physician economics, which has motivated physicians to establish or expand their elective aesthetic practices with procedures that are paid for directly by patients; and

•	reductions in cost per procedure, which has attracted a broader base of clients and patients for aesthetic treatment procedures.

Expansion Into Non-Traditional Physician Customer and Spa Markets
      Aesthetic treatment procedures that use lasers and other light-based equipment have traditionally been performed by dermatologists and plastic surgeons. Based on published membership information from professional medical organizations, there are more than 18,000 dermatologists and plastic surgeons in the United States. More recently, a broader group of physicians in the United States, including primary care physicians, obstetricians, gynecologists, ophthalmologists and ear, nose and throat specialists, have incorporated aesthetic treatment procedures into their practices. These non-traditional physician customers are largely motivated to offer aesthetic procedures by the potential for a reliable revenue stream that is unaffected by managed care and government payor reimbursement economics. We believe that there are approximately 200,000 of these potential non-traditional physician customers in the United States and Canada, representing a significant market opportunity that is only beginning to be addressed by suppliers of lasers and other light-based aesthetic equipment. Some physicians are electing to open medical spas, often adjacent to their conventional office space, where they perform aesthetic procedures in an environment designed to feel less like a health care facility. The International Spa Association, known as ISPA, estimates that there were approximately 600 of these medical spas in North America in 2004 and that the number of medical spas more than doubled between 2002 and 2004.
      An aesthetic spa market is also rapidly developing and growing in the United States at dedicated day spa facilities and hotels and resorts. In addition to conventional massage and cosmetic treatments, aesthetic spas are also beginning to offer non-invasive light-based procedures performed by spa technicians and other non-medical professionals. ISPA estimates that there were approximately 12,000 aesthetic spas in North America in 2004, an increase of approximately 26% from 2002. We believe that non-traditional physician customers and spa customers currently represent at least one-half of the North American laser and other light-based aesthetic treatment systems market.

The Structure of Skin and Conditions that Affect Appearance
      The human skin consists of several layers. The epidermis is the outer layer and contains the cells that determine pigmentation, or skin color. The dermis is a thicker inner layer that contains hair follicles and large and small blood vessels. Beneath the dermis is a layer that contains subdermal fat and collagen, which provides strength and flexibility to the skin.
      The appearance of the skin may change over time due to a variety of factors, including age, sun damage, circulatory changes, deterioration of collagen and the human body’s diminished ability to repair and renew itself. These changes include:

•	unwanted hair growth;

•	uneven pigmentation;

•	wrinkles;

•	blood vessels and veins that are visible at the skin’s surface; and

•	the appearance of cellulite.
      Changes to the skin caused by pigmentation are called pigmented lesions and are the result of the accumulation of excess melanin, the substance that gives skin its color. Pigmented lesions are characterized by the brown color of melanin and include freckles, solar lentigines, also known as sun spots or age spots, and café au lait birthmarks. Changes to the skin caused by abnormally large or numerous blood vessels located under the surface of the skin are called vascular lesions. Vascular lesions are characterized by blood vessels that are visible through the skin or that result in a red appearance of the skin. Vascular lesions may be superficial and shallow in the skin or deep in the skin. Shallow vascular lesions include small spider veins, port wine birthmarks, facial veins and rosacea, a chronic skin condition that causes rosy coloration and acne-like pimples on the face. Deep vascular lesions include large spider veins and leg veins.

      People with undesirable skin conditions or unwanted hair growth often seek aesthetic treatments, including treatments using non-invasive laser and light-based technologies.

Non-Invasive Laser and Light-Based Aesthetic Treatments
      A laser is a device that creates and amplifies a narrow, intense beam of light. Lasers have been used for medical and aesthetic applications since the 1960s. Intense pulsed light technology was introduced in the 1990s and uses flashlamps, rather than lasers, to generate multiple wavelengths of light with varying pulse durations, or time intervals, over which the energy is delivered.
      By producing intense bursts of highly focused light, lasers and other light-based technologies selectively target hair follicles, veins or collagen in or below the dermis, as well as cells responsible for pigmentation in the epidermis. When the target absorbs sufficient energy, it is destroyed. The degree to which energy is absorbed in the skin depends upon the skin structure targeted — e.g., hair follicle or blood vessel — and the skin type — e.g., light or dark. Different types of lasers and other light-based technologies are needed to effectively treat the entire spectrum of skin types and conditions. As a result, an active aesthetic practice may require multiple laser or other light-based systems in order to offer treatments to its entire client base.
      Different types of lasers are currently used for a wide range of aesthetic treatments. Each type of laser operates at its own wavelength, measured in nanometers, which corresponds to a particular emission and color in the light spectrum. The most common lasers used for non-invasive aesthetic treatments are:

•	Pulse dye lasers — produce a yellow light that functions at a shallow penetration depth.

•	Alexandrite lasers — produce a near infrared invisible light that functions with high power at a deep penetration depth.

•	Diode lasers — produce a near infrared invisible light that functions at a deep penetration depth.

•	Nd:Yag lasers — produce a near infrared invisible light that functions over a wide range of penetration depths.
In addition to selecting the appropriate wavelength for a particular application, laser and other light-based treatments require an appropriate balance among three other parameters to optimize safety and effectiveness for aesthetic treatments:

•	energy level — the amount of light emitted to heat the target;

•	pulse duration — the time interval over which the energy is delivered; and

•	spot size — the diameter of the energy beam.
      As a result of the wide spectrum of aesthetic applications, patient skin types and users of technology, customer purchasing objectives for aesthetic treatment systems are diverse. We believe that as aesthetic spas and non-traditional physician customers play increasingly important roles as purchasers of aesthetic treatment systems, the market for these products will become even more diverse. Specifically, we expect that owners of different types of aesthetic treatment practices will place different emphases on various system attributes, such as breadth of treatment applications, return on investment, upgradeability and price. Accordingly, we believe that there is significant market opportunity for a company that tailors its product offerings to meet the needs of a wide range of market segments.
Our Solution
      We offer tailored customer solutions to address the market for non-invasive light-based aesthetic treatment applications, including hair removal, treatment of vascular lesions, skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions and temporary reduction of the appearance of cellulite. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance. As of December 31, 2005, we had sold more than 4,900 aesthetic treatment systems.
      In 2005, we derived approximately 85% of our revenues from sales of products that we develop and manufacture, 6% of our revenues from service, 7% of our revenues from our distribution relationship with El.En. and 2% of our revenues from our revenue sharing arrangement.
      We believe that the following factors enhance our market position:

•	Broad Technology Base. Our products are based on a broad range of technologies and incorporate different types of lasers, such as Alexandrite, pulse dye, Nd:Yag and diode, as well as intense pulsed light devices. We believe we are one of a few companies that currently offer aesthetic treatment systems using Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. The following table provides information regarding the principal energy sources used in laser and other light-based aesthetic treatments that we offer and the primary application of each of these energy sources. The table also indicates how many of the six largest competitors in our industry we believe also offer products using this energy source. See “— Competition” below. We base our belief as to the six largest competitors in our industry and their product offerings on public company filings and information available on company websites.

Competitive Offerings

Six Largest
Energy Source	Type of Light/Wavelength	Principal Applications	Cynosure	Competitors

Pulse Dye Laser	Visible light	Vascular lesions, including	✓	1 of 6
	(Yellow)(585/595 nm)	shallow and deep lesions
Alexandrite Laser	Near infrared invisible	Hair removal, particularly	✓	1 of 6
	light (755 nm)	for light skin types
Diode Laser	Near infrared invisible light (805/940/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite	✓	3 of 6
Nd:Yag Laser	Near infrared invisible light (1064 nm)	Hair removal, particularly for medium and dark skin types Vascular lesions, particularly deep lesions	✓	5 of 6
Intense Pulsed Light	Visible/Near infrared invisible light(400-950 nm)	Hair removal, all skin types Vascular lesions, particularly shallow lesions Pigmented lesions Temporary reduction in the appearance of cellulite	✓	5 of 6
Multiple Energy Source	Multiple	Multiple	✓	3 of 6
Workstations
(incorporating two or
more energy sources)

•	Expansive Portfolio of Aesthetic Treatment Systems. We sell over 14 different aesthetic treatment systems so that customers can select the product best suited to their practice or business. Our product portfolio includes single energy source systems as well as workstations that incorporate two or more different types of lasers or light-based technologies. By offering multiple technologies and system alternatives at a variety of price points, we seek to provide customers with tailored solutions that meet the specific needs of their practices while providing significant flexibility in their level of investment.

•	Upgrade Paths Within Product Families. We have designed our new products to facilitate upgrading within product families. For example, our redesigned single energy source Acclaim 7000 NL and Apogee 5500 NL laser systems are each upgradeable to our Apogee Elite workstation, which includes a combination of these two laser systems. Similarly, our two laser Cynergy system, which is a combination of our VStar and Acclaim 7000 NL laser systems, is upgradeable to our Cynergy III multi-energy source workstation through the addition of an intense pulsed light module. We began shipping these new upgradeable systems in mid-2005.

•	Global Presence. We have offered our products in international markets for over 14 years, with approximately 41% of our revenue generated from sales outside of North America in 2005. We target international markets through a direct sales force in four European countries, Japan and China and through international distributors in 31 other countries.

•	Strong Reputation Established Over 14-Year History. We have been in the business of developing and marketing aesthetic treatment systems for over 14 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

Our Business Strategy
      Our goal is to become the worldwide leader in providing non-invasive aesthetic treatment systems. The key elements of our business strategy to achieve this goal are to:

•	Offer a Full Range of Tailored Aesthetic Solutions. We believe that we have one of the broadest product portfolios in the industry, with multiple product offerings incorporating a range of laser and light sources at various price points across many aesthetic applications. Our approach is designed to allow our customers to select products that best suit their client base, practice size and the types of treatments that they wish to offer. This allows us to address the needs of the traditional physician customer market as well as the growing non-traditional physician customer market. Many of our newer products can be upgraded to systems with greater functionality as our customers’ practices expand.

•	Launch Innovative New Products and Technologies for Emerging Non-Invasive Aesthetic Applications. Our research and development team builds on our broad range of laser and light-based technologies to target unmet needs in significant aesthetic treatment markets. Since 2002, we have introduced 11 new products. We launched the Apogee Elite system, our flagship product for hair removal, in March 2004, and the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005. In addition, we began to distribute the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in North America in February 2004, and the PhotoSilk Plus system, our flagship product for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions, in North America in February 2005. We are also working on new technologies for other emerging aesthetic applications, such as anti-aging, tattoo removal and acne.

•	Pursue Spa Market with Dedicated Organization. We believe that the aesthetic spa market’s emergence and growth presents a significant sales opportunity for us. In January 2005, we launched our separate CynosureSpa brand with tailored marketing and sales personnel focused exclusively on penetrating the aesthetic spa market. We have also introduced products specifically designed for the aesthetic spa market, such as the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite and the PhotoLight system for hair removal, skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions and the treatment of vascular and pigmented lesions. We are establishing relationships with aesthetic spa distributors and operators to augment our efforts to sell and market our products to this growing market.

•	Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 18 field service engineers in North America and 44 international field service engineers working directly for us or our international distributors. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. In addition, we have engaged a third party consulting firm to assist our North American customers with training and the development of business and marketing plans to establish and grow their aesthetic treatment businesses. We plan to bolster our existing service infrastructure by establishing new training and inventory hubs in Europe and the Asia/ Pacific region.

•	Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products. Many of our existing traditional and non-traditional customers may be purchasers of additional aesthetic treatment systems to address increasing treatment volumes or new treatment applications. We also expect that customers purchasing our new modular products will be candidates for technology upgrades to enhance the capabilities of their systems. In addition, as we continue to grow our service organization, we are seeking to increase the percentage of our customers that enters into service contracts, which would provide additional recurring customer revenue.
Products
      We offer a broad portfolio of aesthetic treatment systems that address a wide variety of applications. From our entry-level, standalone pulsed light products that cost as little as approximately $30,000, to our multi-laser, multi-application workstations that we sell for over $100,000, we can address a wide range of markets and applications.
      The following table provides information concerning our products and their applications. We use the flagship designation for our products that are our leading products for a particular application.

			Application

							Temporary
							Reduction of
		Year	Hair	Vascular	Skin	Pigmented	Appearance of		Tattoo
	Laser/Light Source	Introduced	Removal	Lesions	Rejuvenation(1)	Lesions	Cellulite	Acne	Removal

Principal Products:
Apogee Elite	Alexandrite	2004	Flagship	✓	✓	✓
	Nd:Yag
Apogee 5500 NL	Alexandrite	2004	✓			✓
Acclaim 7000 NL	Nd:Yag	2004	✓	✓	✓	✓
Cynergy III	Pulse Dye Nd:Yag	2005	✓	✓	✓	✓
	Pulsed Light
Cynergy	Pulse Dye Nd:Yag	2005	✓	Flagship	✓	✓
VStar	Pulse Dye	2000		✓				✓
Acclaim 7000 NL	Nd:Yag	2004	✓	✓	✓
Cynergy PL(2)	Pulsed Light	2005	✓	✓	✓	✓
TriActive LaserDermology(3)	Diode Laser	2004					Flagship
PhotoSilk Plus(3)	Pulsed Light	2005	✓	✓	Flagship	✓
Other Products:
Affinity QS(4)	Q-Switch	2005
	1064/532					✓			✓
	Nd:Yag
Apogee 9300	Alexandrite	2000	✓
Acclaim 9300	Nd:Yag	2004	✓	✓	✓	✓
PhotoLight(3)	Pulsed Light	2003	✓	✓	✓	✓
PhotoGenica MiniV	Pulse Dye	2001		✓

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance.

(2)	We distribute the Cynergy PL product worldwide pursuant to a distribution agreement with El.En.

(3)	We distribute the PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems in North America pursuant to a distribution agreement with El.En.

(4)	We currently offer the Affinity QS system outside of the United States only and are seeking regulatory clearance for this product in the United States.

System Components
      Each of our systems consists of a control console and one or more handpieces. Our control consoles are each comprised of a graphical user interface, a laser or other light source, control system software and high voltage electronics. The graphical user interface allows the practitioner to set the appropriate laser or flashlamp parameters to meet the requirements of a particular application and patient. The laser or other light source consists of electronics, a visible aiming beam, a focusing lens and a laser or flashlamp. Using the graphical user interface, the practitioner can independently adjust the system’s power level and pulse duration to optimize the desired treatment’s safety and effectiveness. The graphical user interface on our multiple energy workstations also allows the practitioner to change energy sources with the press of a button. The graphical user interfaces on our intense pulsed light systems offer practitioners a choice between using programmed preset treatment settings that address a variety of skin types and treatment options or manually adjusting the energy level and pulse duration settings. The control system software communicates the operator’s instructions from the graphical user interface to the system’s components and manages system performance and calibration.
      The handpieces on our laser systems deliver the laser energy through a maneuverable optical fiber to the treatment area. These handpieces weigh approximately eight ounces and are ergonomically designed to allow the practitioner to use the system with one hand and without becoming fatigued. Other features of our laser system handpieces include:

•	interchangeable components that permit the practitioner to easily adjust the spot size; and

•	an integrated aiming beam of harmless visible light that allows the practitioner to verify the treatment area, thereby reducing the risk of unintended skin damage and potentially reducing treatment time.
The handpieces for our intense pulsed light systems consist of the flashlamp, a wavelength filter and, on some models, an integrated flashlamp cooling system. These handpieces weigh approximately two pounds and also are ergonomically designed to be operated with one hand.
      Practitioners generally use our laser systems in combination with a cooling system. We offer our customers our SmartCool treatment cooling system, which we purchase from a third party supplier and sell as a private label product under the Cynosure SmartCool brand. Our SmartCool product has six variable settings and allows the practitioner to provide a continuous flow of chilled air before, during and after treatment to cool and comfort the patient’s skin. The SmartCool handpiece, which is specially designed for use with our laser systems, interlocks with the laser handpiece. In contrast to some competitive cooling systems, there are no disposable supplies required to use our SmartCool system. In North America, our SmartCool system is generally packaged and sold with our laser aesthetic treatment systems, and nearly all of our North American customers purchase a SmartCool system when they purchase one of our laser aesthetic treatment systems. Outside of North America, our customers either purchase our SmartCool system when they purchase one of our aesthetic treatment systems or they purchase another cooling system from a third party supplier. Our PhotoSilk Plus system provides contact cooling for patient comfort. Practitioners generally do not use our other intense pulsed light systems in combination with cooling systems or treatments.

Applications
      Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions and temporarily reduce the appearance of cellulite. These applications of our products are described below.
      Hair Removal. In a typical laser or pulsed light hair removal treatment, the target area is first cleaned and shaved. The practitioner then selects appropriate laser or pulsed light parameters based on the patient’s skin and hair types and pre-cools the treatment area. The practitioner next applies the handpiece to the target area and delivers laser or pulsed light energy to the selected area. The laser or pulsed light removes hair by directing energy to the target melanin pigment of the hair follicle, destroying the hair follicle without harming the surrounding skin. This procedure can last from a few minutes to one hour depending on the size of the treatment area and laser or pulsed light spot size. Chilled air is applied to the treatment area on a continuous basis to cool and comfort the patient’s skin. Generally, for permanent reduction, hair removal requires three to six treatments spaced four to six weeks apart.
      Our Apogee Elite workstation is our flagship product for hair removal. It is a two-in-one laser system that contains both an Alexandrite laser, which is best suited for hair removal for patients with light skin types, and an Nd:Yag laser, which is best suited for hair removal for patients with medium and dark skin types or tanned skin. The practitioner can switch between these two energy sources simply by pressing a button on the system console. Features of the Apogee Elite system include:

•	A wide range of separately adjustable power and pulse duration settings. This allows the practitioner to select the best settings for safe and efficient hair removal depending on the patient’s skin and hair type. Some competitive systems do not permit pulse duration adjustment, which we believe may reduce the effectiveness of the treatment, particularly for thicker hair.

•	A large, 15 millimeter spot size and a laser beam that distributes energy evenly over the entire treatment area. This allows the practitioner to treat a targeted area in an efficient manner. Some competitive systems have smaller spot sizes or beams that concentrate the energy in the middle of the treatment area of each pulse of light, which requires more overlap of the treatment areas of the individual pulses of light to achieve an effective result.

•	A rapid pulse rate. This permits the practitioner to cover the treatment area quickly, which is particularly important when removing hair from large areas, such as backs and legs.
      In addition to the Apogee Elite system, each of our Apogee 5500 NL, Acclaim 7000 NL, Cynergy III, Cynergy, Cynergy PL, PhotoSilk Plus, Apogee 9300, Acclaim 9300 and PhotoLight systems can be used for hair removal.
      Treatment of Vascular Lesions. To treat vascular lesions the practitioner generally first pre-cools the target area and then applies the system handpiece to deliver laser energy to the treatment area. Depending on the size of the treatment area, procedures last between 20 and 30 minutes. In some cases, a topical anesthetic is applied to the treatment area to minimize pain. For spider veins, redness and rosacea, patients generally receive between two and four treatments spaced over two to three weeks. For port wine birthmarks, patients may receive ten or more treatments.
      Our Cynergy workstation is our flagship product for the treatment of vascular lesions. The Cynergy system combines a pulse dye laser, which is best suited for treating shallow vascular lesions, such as port wine birthmarks, facial veins and rosacea, and an Nd:Yag laser, which is best suited for treating large or deep veins, such as leg veins. The practitioner can switch between these two energy sources simply by pressing a button on the system console. Other features of the Cynergy system include:

•	A wide range of separately adjustable power and pulse duration settings. This allows the practitioner to select the best settings for safe and efficient treatment depending on the particular type and depth of the vascular lesion to be treated.

•	One of the most powerful pulse dye lasers currently available in the aesthetic treatment system market. The power of this laser allows a practitioner to provide treatment with a spot size that is larger than would be effective with a less powerful laser, thereby enhancing treatment efficiency.

•	SixPulsetm technology in the pulse dye laser, which distributes the power of one long pulse of energy into six micro pulses. This allows the practitioner to deliver more energy with less patient discomfort.

•	A choice of five different spot sizes that are easily selected through the use of interchangeable headpiece components. This allows the practitioner to select the appropriate spot size for the particular vascular lesion to be treated. For example, a large spot size is generally used for a large leg vein, while a small spot size is normally used for facial veins.
      We recently obtained FDA clearance for our innovative Multiplextm energy delivery system that we plan to make available on the Cynergy system. Our Multiplex system mixes the energy from the two lasers included in Cynergysystem by quickly following a pulse of energy from the pulse dye laser with a pulse of energy from the Nd:Yag laser. Clinical studies that we conducted have shown that Multiplexdelivery allows for more efficient treatment of vascular lesions by reducing the amount of laser power required and allowing the laser energy to penetrate deeper into the target.
      In addition to the Cynergy system, each of our Apogee Elite, Acclaim 7000 NL, Cynergy III, VStar, Cynergy PL, PhotoSilk Plus, Acclaim 9300, PhotoLight and PhotoGenica MiniV systems can be used for the treatment of vascular lesions.
      Skin Rejuvenation. Skin rejuvenation involves the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance. In a skin rejuvenation procedure, the practitioner applies the system handpiece to the target area and delivers laser or pulsed light energy. The energy destroys the shallow vascular lesions and pigmented lesions and rejuvenates the skin’s appearance without damage to the treated or surrounding area through the improvement in skin texture and reduction or elimination of skin irregularities. Cooling is generally not required. Patients typically receive between four to six treatments of approximately 30 minutes each. Treatments are spaced two to four weeks apart.
      Our PhotoSilk Plus system is our flagship product for skin rejuvenation. The PhotoSilk Plus system is a high-powered pulsed light system that delivers energy over a broad spectrum of wavelengths that are best suited for treatment of shallow vascular lesions and pigmented lesions. Features of the PhotoSilk Plus system include:

•	A wide range of separately adjustable power and pulse duration settings. This allows the practitioner to select the best settings for safe and efficient skin rejuvenation depending on the patient’s skin type and the treatment desired.

•	U-shaped design, with the flashlamp located close to the treatment area. In contrast with some competitive products that locate the flashlamp further away from the treatment area, we believe that our design enhances patient safety and comfort by reducing the heat produced in the procedure. In addition, this design reduces the energy required for effective treatment.

•	A number of preprogrammed settings for a variety of skin types and different types of treatments. This permits the practitioner to quickly adjust the system for use in typical applications, such as treatment of vascular lesions, pigmented lesions or both.
      We offer the PhotoSilk Plus system with a variety of handpieces that have different wavelength filters and spot sizes. We offer three different wavelength filters and three different spot sizes. The range of available wavelength filters allows the practitioner to select the handpiece best suited for the type of treatment to be performed. For example, treatments with a short wavelength filter are best suited for pigmented lesions, while treatment with long wavelength filters are best suited for vascular lesions. A medium wavelength filter may be used to treat both vascular lesions and pigmented lesions. The range of available spot sizes allows the practitioner to select the handpiece best suited for the treatment area. For example, treatments on some areas of the face may require a small spot size, while other treatments may be more efficient with a large spot size. Up to two handpieces may be connected to the PhotoSilk Plus system at one time, which reduces delays in switching between treatments with handpieces. This feature enables a practitioner to easily switch between handpieces to address varying treatment needs for an individual patient, as well as allowing for quick turnaround times between different patients.
      In addition to the PhotoSilk Plus system, each of our Apogee Elite, Acclaim 7000 NL, Cynergy III, Cynergy, Cynergy PL, Acclaim 9300 and PhotoLight systems can be used for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions.
      Temporary Reduction of Appearance of Cellulite. Cellulite is a deposit of fat that causes a dimple or other uneven appearance of the skin on women, typically around the thighs, hips and buttocks. According to published reports, an estimated 80% of women have some degree of cellulite. In a treatment for the temporary reduction of the appearance of cellulite, the practitioner applies the multifunction handpiece to deliver diode laser energy, as well as suction and manipulation therapy, to the treatment area. The laser energy and suction and manipulation therapy enhance micro-circulation in the area of the cellulite. Treatment for the temporary reduction in the appearance of cellulite requires a series of treatments of approximately 30 to 45 minutes each, depending on the treatment area and patient response.
      Our TriActive LaserDermology system is our flagship product for temporarily reducing the appearance of cellulite. The TriActive system contains six low-energy diode lasers, mechanical massage and suction features and localized cooling. The TriActive system is one of only two light-based systems, and the only laser-based system, cleared by the FDA for use for the temporary reduction in the appearance of cellulite. In addition, the FDA has cleared TriActive system as an over-the-counter device, for sale and use without physician supervision, because its diode lasers are sealed and do not pose a risk of exposure to operators’ eyes. We believe that TriActive system is the only light-based system for this application that has been so cleared by the FDA, which significantly facilitates our marketing of TriActive system to the growing aesthetic spa market.
      Other Aesthetic Applications. We are developing flagship products based on laser technologies in two other areas:

•	tattoo removal, which we consider a large and growing market opportunity as a result of the increasing popularity of tattoos and the limitations on effectiveness of current laser treatments; and

•	acne, for which we believe laser treatment may be seen as an attractive alternative to Accutane because of safety issues with this drug.
Currently, our VStar product is used for the treatment of acne and our Affinity QS system, which has not received regulatory clearance in the United States, is used for tattoo removal.
Original Equipment Manufacturing and Other Relationships
      We are collaborating with third parties in connection with surgical uses of our laser products. Specifically:

•	In 2004, we began supplying our surgical pulse dye lasers on an original equipment manufacturer basis to PENTAX Medical Company, which sells these lasers for use with its endoscopic video imaging system in North America and South America for use in treating recurrent respiratory papilloma and glottal dysplasia. Recurrent respiratory papilloma is a disease characterized by tumor growth in the larynx, vocal cords and trachea. Glottal dysplasia is a disease characterized by abnormal changes in the cells that line the glottis, or middle part of the larynx, caused by damage to the lining of the larynx. In these treatments, the PENTAX endoscope is inserted through the nose to access the larynx. A disposable, flexible optical fiber is then passed through the endoscope. Our system is used to deliver laser energy through the optical fiber to target and destroy the tumors or abnormal cells. The FDA has cleared the use of our laser for these indications.

•	In 2004, we began supplying our lasers on an original equipment manufacturer basis to Solx, Inc., which is using the lasers with its systems for the treatment of glaucoma. Glaucoma is an eye disease associated with the degeneration of the retinal cells responsible for transmitting images from the eye to the brain. This treatment involves the implantation of the Solx system in the eye and the use of laser energy to activate the system to reduce intraocular pressure associated with some types of glaucoma. Solx is marketing our lasers in Europe, where their use in this procedure has been approved. Clinical trials of our lasers for this procedure are ongoing in the United States.

•	We are supplying our VStar pulse dye lasers to DUSA Pharmaceuticals, Inc., which is using these lasers in a phase II clinical trial of photodynamic therapy for the treatment of acne and sun damage.

Sales and Marketing
      We sell our aesthetic treatment systems to the traditional physician customer base of dermatologists and plastic surgeons as well as to the increasing number of non-traditional physician customers who are providing aesthetic services using laser and light-based technology. Non-traditional physician customers include primary care physicians, obstetricians, gynecologists, ophthalmologists and ear, nose and throat specialists. In early 2005, we created our CynosureSpa brand, which is focused on the emerging market of approximately 12,000 aesthetic spas in North America.
      We target potential customers through office visits, trade shows and trade journals. We also conduct clinical workshops featuring recognized expert panelists and opinion leaders to promote existing and new treatment techniques using our products. We believe that these workshops enhance customer loyalty and provide us with new sales opportunities. We also use direct mail programs to target specific segments of the market that we seek to access, such as members of medical societies and attendees at meetings sponsored by medical societies or associations. In addition, we have recently implemented a public relations program that has resulted in treatments based on our products being featured in magazines such as Elle, Harper’s Bazaar and Redbook.
      We do not provide financing to our customers to purchase our products. If a potential customer requests financing, we refer the customer to third party financing sources.

Physician Sales
      We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in four European countries, Japan and China and through independent distributors in 31 other countries.
      We conduct our own international sales and service operations through wholly-owned subsidiaries in the United Kingdom, France, Germany, Spain and Japan and through a majority-owned joint venture in China. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. Currently, we have written distribution agreements with 16 of our 19 third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

Spa Sales
      We have implemented a tailored marketing program, including focused product offerings, for the aesthetic spa market. In North America, we maintain a separate sales organization for our CynosureSpa brand. In addition, we are working with several aesthetic spa distributors and operators to address this growing market. For example, in April 2005 we entered into a distribution agreement with Universal Companies, which has over 40,000 spa customers worldwide, to include our PhotoLight and Tri-Active LaserDermology systems in its product catalog. In addition, we are a party to an agreement with Sona

MedSpa, in which we formerly held an equity interest and which operates or franchises 36 spa locations across the United States, to provide and sell our laser aesthetic treatment systems to its facilities in exchange for a share of the facilities’ revenues. In 2005, we derived 4% of our revenues from Sona MedSpa. Our existing direct sales force and independent distributors sell to the spa market outside of North America.
Service and Support
      We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 18 field service engineers. Outside of North America, our sales and service subsidiaries and our trained distributors employ 44 field service engineers.
      In connection with direct sales of our aesthetic treatment systems, we arrange for the installation of the system and initial product training. Generally, installation and initial training take less than three hours. The installation is conducted by our field service engineers. We have engaged a third party consulting firm to provide advice to North American purchasers of our systems on the development of their aesthetic treatment businesses and marketing plans. We have found that this service is particularly appealing to the non-traditional physician customer and aesthetic spa segments of the market, which have less familiarity with the business aspects of laser and light-based aesthetic treatments than dermatologists and cosmetic surgeons. The cost of installation, initial training and, for North American purchasers, the basic consulting package of this third party consultant are all included in the purchase price of our systems. We also offer for an additional charge a more comprehensive package of services from the third party consultant.
      We strive to respond to all service calls within 24 hours to minimize disruption of our customers’ businesses. We have designed our new products in a modular fashion to enable quick and efficient service and support. Specifically, we build these products with several separate components that can easily be removed and replaced when the product is being serviced. We provide initial warranties on our products to cover parts and service, and we offer extended warranty packages that vary by type of product and level of service desired. Our base warranty covers parts and service for one year. We offer extended warranty arrangements through service plans. We believe that we have a significant opportunity to increase our recurring customer revenues by increasing the percentage of our customers that enter into service contracts for our systems.
Research and Development
      Our research and development team consists of 21 employees with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991.
      Our research and development expenses were approximately $2.5 million in 2003, $3.1 million in 2004 and $3.2 million in 2005, none of which was customer sponsored. We expect our research and development expenditures to increase as we continue to devote resources to research and develop new products and technologies.
Manufacturing and Raw Materials
      We manufacture all of our products, other than the Cynergy PL, PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary software.
      We recently redesigned a number of our products, including our Apogee, Cynergy, Acclaim and VStar product families, so that they are built in a modular fashion using fewer components. We began shipping these redesigned products in the second quarter of 2005. This new approach enables us to manufacture our products more efficiently. Specifically, we have:

•	reduced our assembly part counts and our direct labor costs;

•	reduced our service parts inventories; and

•	increased our ability to test our products during the manufacturing process.
      We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Apogee, Cynergy, Acclaim and VStar product families. We also depend exclusively on sole source suppliers for Alexandrite rods, which we use in the manufacture of our Apogee products, and for our SmartCool treatment cooling systems.
      We do not have long-term contracts with our third party manufacturers or sole source suppliers. We generally purchase components and subassemblies as well as our other supplies on a purchase order basis. If for any reason, our third party manufacturers or sole source suppliers are not willing or able to provide us with components, subassemblies or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired. To date, we have been able to obtain adequate outsourced manufacturing services and supplies of Alexandrite rods and air cooling systems from our third party manufacturers and suppliers in a timely manner. We believe that over time alternative component and subassembly manufacturers and suppliers can be identified if our current third party manufacturers and suppliers fail to fulfill our requirements.
El.En. Commercial Relationship
      The Cynergy PL, PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems sold by us were developed, and associated intellectual property rights are owned, by El.En. El.En. manufactures, and we distribute, these products pursuant to distribution agreements between us and El.En. These agreements provide us with exclusive worldwide distribution rights for the Cynergy PL system and exclusive distribution rights in the United States and Canada for the PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems. The transfer prices for products that we currently distribute under the agreements are specified in the agreement; however, they may be changed by El.En. at its discretion upon 30 days’ notice.
      El.En. is required to provide us with training, marketing and other sales support for the products we distribute under these agreements. We are required to use best efforts to sell and promote these products, and we are responsible for obtaining and maintaining regulatory approvals for them. If El.En. wishes to discontinue producing products that we distribute, it must make reasonable efforts to provide us with one year’s notice of its plan to do so.
      Each of the distribution agreements has an initial term that expires in January 2012. The distribution agreement relating to the PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. The distribution agreement relating to the Cynergy system will automatically renew for additional one year terms unless either party provides notice of termination at least one year prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the distribution agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the distribution agreement for the PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems if we do not meet annual minimum purchase obligations specified in the agreements.

Patents, Proprietary Technology and Trademarks
      Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
      As of December 31, 2005, we owned a total of 38 United States patents and six United States patent applications, as well as foreign counterparts to 17 of these patents and four of these patent applications. Our patent portfolio includes patents and patent applications with claims directed to:

•	the design and method of use and operation of our pulse dye laser systems;

•	the design and method of use and operation of our Alexandrite laser systems for hair removal;

•	our Multiplex energy delivery system for our pulse dye lasers; and

•	the design of endoscopic laser and light delivery systems.
The expiration dates for our issued United States patents range from 2013 to 2022. Additionally, El.En. has applied for a patent covering the methods of use and operation of the TriActive LaserDermology system. We do not consider any single patent or patent application that we hold to be material to our business.
      The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or shorten the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products under development can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
      On July 2, 2004, Palomar Medical Technologies, Inc. sent us a letter proposing to enter into negotiations with us regarding the grant of a nonexclusive license under specified United States and foreign patents owned or licensed by Palomar with respect to our Apogee Elite, Apogee 5500, PhotoLight and Acclaim 7000 products, and also with respect to our SmartEpil II product, which we no longer offer. In subsequent letters from Palomar dated September  14, 2004 and March 24, 2005, Palomar reiterated its willingness to negotiate a license under these patents and, in its March 24, 2005 letter, stated that it continues to believe that we need a license under these patents for each of the products listed in the July 2, 2004 letter, as well as for our PhotoSilk, PhotoSilk Plus, Cynergy, Cynergy PL and Cynergy III systems. We have not entered into negotiations with Palomar with respect to such a license.
      In February 2002, Palomar filed a lawsuit against one of our competitors, Cutera, Inc., alleging that by making, using, selling or offering for sale its hair removal products, Cutera willfully and deliberately infringed one of the patents that Palomar has asserted against us in its letters to us. This litigation between Palomar and Cutera is ongoing. Palomar may also bring suit against us claiming that some or all of our products violate patents owned or licensed by Palomar. Litigation is unpredictable, and we may not prevail in successfully defending or asserting our position. If Palomar takes legal action against us, and if we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe Palomar’s patents or we could be ordered to stop selling any products that are found to infringe Palomar’s patents.
      We rely, in some circumstances, on trade secrets to protect our technology. Trade secrets, however, are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
      We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Cynosure®, Apogee®, PhotoGenica® and SmartCool® marks, among others, in the United States. Our other trademarks include Affinitytm, Acclaimtm, Apogee Elitetm, Cynergytm, CynosureSpatm, PhotoLighttm, PhotoSilktm, PhotoSilk Plustm and LaserDermologysm. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the TriActive® mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.
Competition
      Our industry is subject to intense competition. Our products compete against laser and other light-based products offered by public companies, such as Candela Corporation, Cutera, Inc., Laserscope, Lumenis Ltd., Palomar Medical Technologies, Inc. and Syneron Medical Ltd., as well as several smaller specialized private companies, such as Radiancy, Inc. and Thermage, Inc. Some of these competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, microdermabrasion, sclerotherapy and electrolysis.
      Competition among providers of aesthetic laser and other light-based products is characterized by significant research and development efforts and rapid technological progress. There are few barriers that would prevent new entrants or existing competitors from developing products that would compete directly with ours. There are many companies, both public and private, that are developing innovative devices that use both light-based and alternative technologies for aesthetic and medical applications. Accordingly, our success depends in part on developing and commercializing new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology.
      To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of performance, reputation, quality of customer support and price. Breadth of product offering is also important. We believe that we perform favorably with respect to each of these factors. However, we have encountered and expect to continue to encounter potential customers who, due to pre-existing relationships with our competitors, are committed to, or prefer the products offered by these competitors. Potential customers also may decide not to purchase our products, or to delay such purchases, based on a decision to recoup the cost of expensive products that they may have already purchased from our competitors. In addition, we expect that competitive pressures may result in price reductions and reduced margins over time for our products.
Government Regulation
      Our products are medical devices subject to extensive and rigorous regulation by the FDA, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical devices distributed domestically are safe and effective for their intended uses.

FDA’s Regulation of Manufacturing
      The FDA requires that we manufacture our products in accordance with its Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. Based on our communication with the FDA, we expect an inspection of our new facility to occur in the near future.
      Our failure to maintain compliance with the QSR requirements could result in the shut down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.
      We maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and some countries that have entered into Mutual Recognition Agreements with the European Union. In November 1998, our former facility was awarded the ISO 9001 and EN 46001 certifications. In October 2003, we received our ISO 9001 updated certification as well as our certification for ISO 13485, which replaced our EN 46001 certification. We are in the process of transferring these certifications to our new facility and are currently able to conduct our manufacturing activities in the normal course.

FDA’s Premarket Clearance and Approval Requirements
      Unless an exemption applies, each medical device we wish to distribute commercially in the United States requires either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to distribute the device commercially. This process is generally known as 510(k) clearance. Class I devices are subject to general controls such as labeling and adherence to FDA’s QSR. Class II devices are subject to special controls such as performance standards and FDA guidelines as well as general controls. The FDA exempts some low risk devices from premarket notification requirements and the requirement of compliance with certain provisions of the QSR. The FDA places devices in class III, requiring premarket approval, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness and they are life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device or to a “preamendment” class III device in commercial distribution before May 28, 1976, for which premarket approval applications have not been required. All of our current products are class II devices. Both premarket notifications and premarket approval applications when submitted to FDA must be accompanied by a user fee, unless exempt.

510(k) Clearance Pathway
      When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, or premarket approval. By regulation, the FDA must clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.
      Laser devices used for aesthetic procedures, such as hair removal, have generally qualified for clearance under 510(k) procedures.

Premarket Approval Pathway
      If the device cannot be cleared through the 510(k) process, the sponsor must submit a premarket approval application, which is known as a PMA. The sponsor must support the PMA with extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.
      No device that we have developed has required premarket approval, nor do we currently expect that any future device or indication will require premarket approval.

Product Modifications
      After a device receives 510(k) clearance or a PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified aspects of various products since receiving regulatory clearance and believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA approval, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us to cease marketing and distributing the modified device, and the recall any sold devices, until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Clinical Trials
      We perform clinical trials to provide data to support the FDA clearance process for our products and for use in our sales and marketing efforts. Human clinical studies are generally required in connection with approval of class III devices and may be required for clearance of class I and II devices. When FDA clearance or approval of a device requires human clinical trials, and if the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trials. The sponsor must support the IDE application with appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The sponsor also must obtain approval from the institutional review board overseeing the clinical trial.
      To date, we have not submitted any IDEs because we believe our devices present only “non-significant” risks and, therefore, do not require IDE submission to the FDA. Instead, only institutional review board approval is required. Future clinical trials of our products may require that we submit and obtain approval of an IDE from the FDA prior to commencing clinical trials. The FDA, and the Institutional Review Board at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.
      All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with FDA’s regulations for institutional review board approval and for informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or inconclusive or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application, or 510(k) clearance, for numerous reasons, including, but not limited to, the following:

•	patients do not enroll in clinical trials or there is not patient follow-up at the rate we expect;

•	patients do not comply with trial protocols;

•	patients experience adverse side effects;

•	institutional review boards and third party clinical investigators may delay or reject our trial protocol;

•	third party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials or invalidate our clinical trials; and

•	changes in governmental regulations or administrative actions.
      Our clinical trials may not generate favorable data to support any PMA or 510(k), and we may not be able to obtain such approvals or clearances on a timely basis, or at all. Delays in receipt of or failure to receive such approvals or clearances or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Even if granted, the approvals or clearances may include significant limitations on the intended use and indications for use for which our products may be marketed.
      Clinical studies conducted on 510(k) cleared devices, when used or investigated in accordance with the devices’ labeled instructions, are exempt from most of the FDA’s IDE requirements.

Pervasive and Continuing Regulation
      After a device is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;

•	the quality system regulation, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
      The FDA may require us to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. These inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money and effort to maintain compliance. In the past, our prior facility has been inspected and observations were noted. The FDA has accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR. The FDA has not inspected our current manufacturing facility, although we understand that the FDA intends to inspect this facility in the near future. Since 1994, we have received five untitled letters from the FDA regarding alleged violations caused by our promotional activities. We have responded to these letters and the FDA found our responses acceptable.
      We are also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements. The law also requires manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law and applicable federal regulations also require laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.
      Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.
The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed. If any of these events were to occur, they could have a material adverse effect on our business.
      We are also subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, land use and quality assurance. We believe that compliance with these laws and regulations as currently in effect will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

International
      International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.
      The primary regulatory environment in Europe is that of the European Union, which consists of 25 countries encompassing most of the major countries in Europe. The European Union has adopted numerous directives, and European Standardization Committees have promulgated voluntary standards, regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union and the member states of the European Free Trade Association, including Switzerland.
      The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a

Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union or the European Free Trade Association is required in order for a manufacturer to distribute the product commercially throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In November 1998, our former facility was awarded the ISO 9001 and EN 46001 certifications. In October 2003, we received our ISO 9001 updated certification as well as our certification for ISO 13485, which replaced our EN 46001 certification.
Employees
      As of December 31, 2005, we had 184 employees, including 58 employees in sales and marketing functions, 21 employees in research, development and engineering functions, 85 employees in manufacturing and service functions and 20 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

ITEM 1A.	Risk Factors.
      The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.
Risks Related to Our Business and Industry

We have a history of operating losses, and we may not maintain profitability.
      Although we were profitable in 2004 and 2005, we incurred operating losses for three of the last five years. Our net losses were approximately $6.0 million in 2001, $1.9 million in 2002 and $0.5 million in 2003. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock will decline, and you could lose all or a part of your investment.

If we fail to obtain Alexandrite rods or our air cooling system from our sole suppliers, our ability to manufacture and sell our products and components would be impaired.
      We use Alexandrite rods to manufacture the lasers for our Apogee products. We depend exclusively on Northrop Grumman SYNOPTICS to supply Alexandrite rods to us, and we are aware of no alternative supplier meeting our quality standards. We offer our SmartCool® treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. Both Alexandrite lasers and our SmartCool systems are important to our business.
      We do not have long-term arrangements with Northrop Grumman SYNOPTICS or Zimmer Elektromedizin for the supply of Alexandrite rods or SmartCool systems, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS and Zimmer Elektromedizin are not required, and may not be able or willing, to meet our future requirements at current prices, or at all. Any extended interruption in our supplies of Alexandrite rods or our SmartCooltreatment cooling systems could materially harm our business.

We compete against companies that have longer operating histories, more established products and greater resources than we do, which may prevent us from achieving further market penetration or improving operating results.
      Competition in the aesthetic laser industry is intense. Our products compete against products offered by public companies, such as Candela Corporation, Cutera, Inc., Laserscope, Lumenis Ltd., Palomar Medical Technologies, Inc. and Syneron Medical Ltd., as well as several smaller specialized private companies, such as Radiancy, Inc. and Thermage, Inc. Some of these competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We also face competition from medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, sclerotherapy, electrolysis, microdermabrasion and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. As a result of competition with these companies, products and procedures, we could experience loss of market share and decreasing revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.
      Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:

•	product performance and design;

•	ability to sell products tailored to meet the applications needs of clients and patients;

•	quality of customer support;

•	product pricing;

•	product safety;

•	sales, marketing and distribution capabilities;

•	success and timing of new product development and introductions; and

•	intellectual property protection.
      Some of our competitors have more established products and customer relationships than we do, which could inhibit our further market penetration efforts. For example, we have encountered, and expect to continue to encounter, situations where, due to pre-existing relationships, potential customers determine to purchase additional products from our competitors. If we are unable to compete effectively, our business and operating results will be harmed.
      In addition, some of our current and potential competitors have significantly greater financial, research and development, manufacturing and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as to acquire new technologies or products that could effectively compete with our product lines.

If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.
      The aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected.
      To remain competitive, we must:

•	develop or acquire new technologies that either add to or significantly improve our current products;

•	convince our target customers that our new products or product upgrades would be attractive revenue-generating additions to their practices;

•	sell our products to non-traditional customers, including primary care physicians, gynecologists and other specialists;

•	identify new markets and emerging technological trends in our target markets and react effectively to technological changes; and

•	maintain effective sales and marketing strategies.

If our new products do not gain market acceptance, our revenues and operating results could suffer.
      The commercial success of the products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients. It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results could suffer.
      We expect that many of the products we develop will be based upon new technologies or new applications of existing technologies. It may be difficult for us to achieve market acceptance of some of our products, particularly the first products that we introduce to the market based on new technologies or new applications of existing technologies.

If demand for our aesthetic treatment systems by non-traditional physician customers and spas does not develop as we expect, our revenues will suffer and our business will be harmed.
      Our revenues from non-traditional physician customers and spa purchasers of our products have increased significantly since January 1, 2004. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have only begun to penetrate these markets and that our revenues from selling to these markets will continue to increase. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

We rely upon third party suppliers for the components and subassemblies of many of our products, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
      Many of the components and subassemblies that comprise our aesthetic treatment systems are currently manufactured for us by a limited number of suppliers. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Apogee, Cynergy, Acclaim and VStarproduct families. We do not have long-term contracts with any of these third parties, including the third party supplier that assembles many of our components and subassemblies, for the supply of parts or services. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly and testing services, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results.

We sell our products in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.
      We sell our products in 48 foreign countries, and we therefore are subject to risks associated with having international operations. Sales outside of North America accounted for 58% of our revenue for 2003, 45% of our revenue for 2004 and 41% of our revenue in 2005.
      Our international sales are subject to a number of risks, including:

•	foreign certification and regulatory requirements;

•	difficulties in staffing and managing our foreign operations;

•	import and export controls; and

•	political and economic instability.

Revenue from our international sales could be adversely affected by fluctuations in currency exchange rates, which would cause our operating results to suffer.
      We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 39% of our total 2005 revenues outside of North America. Substantially all of the remaining 61% of our total 2005 revenues outside of North America were sales in euros, British pounds and Japanese yen. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.
      In North America, the United Kingdom, Germany, Spain, France, Japan and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 21% of our revenue in 2003, 13% of our revenue in 2004 and 17% of our revenue in 2005. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 16 of our 19 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

Because we do not require training for users of our products, and sell our products to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.
      Federal regulations allow us to sell our products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to a defective design, material or workmanship or due to misuse of our products. These lawsuits could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.
      If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients or clients. Misusing our products or failing to adhere to operating guidelines for our products can cause severe burns or other damage to the eyes, skin or other tissue. We are routinely involved in claims related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not be sufficient to cover these claims. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any product losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

We may incur substantial expenses if our past practices are shown to have violated the Telephone Consumer Protection Act.
      We previously used facsimiles to disseminate information about our clinical workshops to large numbers of customers and potential customers. These facsimiles were transmitted by third parties retained by us, and were sent to recipients whose facsimile numbers were supplied by us as well as other recipients whose facsimile numbers we purchased from other sources. In May 2005, we stopped sending unsolicited facsimiles to customers and potential customers.
      Under the federal Telephone Consumer Protection Act, or TCPA, recipients of unsolicited facsimile “advertisements” are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Recipients of unsolicited facsimile advertisements may seek enforcement of the TCPA in state courts. The TCPA also permits states to initiate a civil action in a federal district court to enforce the TCPA against a party who engages in a pattern or practice of violations of the TCPA. In addition, complaints may be filed with the Federal Communications Commission, which has the power to assess penalties against parties for violations of the TCPA.
      In May 2005, we were sued in Massachusetts state court by Dr. Ari Weitzner, individually and as putative representative of a purported class under the TCPA. The lawsuit alleges that we violated the TCPA by sending unsolicited advertisements by facsimile. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification, and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect the number of unsolicited facsimiles to be very large.
      We are vigorously defending the Weitzner lawsuit, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this matter. Even if we prevail in this lawsuit, other individual or class action claims may be brought against us alleging past violations of the TCPA. Moreover, the amount of any potential liability in connection with this lawsuit or other possible lawsuits will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time.
      We have not recorded a liability related to this lawsuit or other possible future lawsuits. However, we may determine in the future that an accrual is required, and we may be required to pay damages in respect of this lawsuit or other possible future lawsuits arising out of our past transmission of facsimiles, any of which could materially and adversely affect our results of operations, cash flows and financial condition. Regardless of the outcome, this lawsuit or other possible future lawsuits may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.
      We have tendered a claim with respect to the Weitzner lawsuit to our general liability insurance carrier and coverage has been disputed. Although the carrier has previously provided coverage for several small individual claims brought against us under the TCPA, the carrier has denied coverage for this claim. Even if coverage is determined to apply, since the potential liability under this claim and other possible future claims could be substantial, our coverage may not be sufficient to satisfy any damages that we may be required to pay.

Our financial results may fluctuate from quarter to quarter, which makes our results difficult to predict and could cause our results to fall short of expectations.
      Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below our expectations or the expectations of market analysts or investors. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may adversely affect our financial results:

•	continued availability of attractive equipment leasing terms for our customers, which may be negatively influenced by interest rate increases;

•	increases in the length of our sales cycle; and

•	reductions in the efficiency of our manufacturing processes.

If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could decline, which would adversely affect our operating results.
      Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:

•	patient awareness of procedures and treatments;

•	the cost, safety and effectiveness of the procedure and of alternative treatments;

•	the success of our and our customers’ sales and marketing efforts to purchasers of these procedures; and

•	consumer confidence, which may be affected by economic and other conditions.
      If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products would be reduced, which would adversely affect our operating results.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.
      We have experienced significant growth in the scope of our operations and the number of our employees. For example, our revenue increased from $27.1 million in 2003 to $56.3 million in 2005, and the number of our employees increased from 138 at the beginning of 2003 to 184 as of December 31, 2005. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

•	implement appropriate operational, financial and management controls, systems and procedures;

•	expand our manufacturing capacity and scale of production;

•	expand our sales, marketing and distribution infrastructure and capabilities; and

•	provide adequate training and supervision to maintain high quality standards.

We may be unable to attract and retain management and other personnel we need to succeed.
      Our success depends on the services of our senior management and other key research and development, manufacturing, sales and marketing employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. We consider retaining Michael R. Davin, our president and chief executive officer, to be key to our efforts to develop, sell and market our products and remain competitive. We have entered into an employment agreement with Mr. Davin; however, the employment agreement is terminable by him on short notice and may not ensure his continued service with our company. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We cannot be certain that we will be able to do so.

Any acquisitions that we make could disrupt our business and harm our financial condition.
      From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. We do not have any experience with acquiring companies or products. Any acquisition we pursue could diminish our cash available to us for other uses or be dilutive to our stockholders, and could divert management’s time and resources from our core operations.

El.En. has substantial control over us. In addition, El.En. and our executive officers and directors have the ability to control all matters submitted to stockholders for approval.
      In addition to the factors discussed above regarding El.En.’s ability to control the election of a majority of the members of our board of directors, El.En. and our executive officers and directors, in the aggregate, beneficially own approximately 40% of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval. For example, these persons could control any amendment of our certificate of incorporation and bylaws and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. Please also see the discussion under “— Risks Related to Our Relationship with El.En. — El.En. has substantial control over us and could delay or prevent a change of control.”

Provisions in our corporate charter documents and under Delaware law may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.
      Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a dual class capital structure that allows El.En. to control the election of a majority of the members of our board of directors;

•	the classification of the members of our directors who are elected by holders of our class A common stock and class B common stock, voting together as a single class;

•	limitations on the removal of directors who are elected by holders of our class A common stock and class B common stock, voting together as a single class;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of class A stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.
      The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation, and the right of the holders of shares of our class B common stock to elect a majority of the members of our board of directors may not be modified without the approval of the holders of at least a majority of the shares of our class B common stock outstanding. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of the voting power of our shares of capital stock entitled to vote and the affirmative vote of holders of at least a majority of the shares of class B common stock outstanding.
      In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Our stock price may be volatile.
      Our class A common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our class A common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the our industry and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry and market conditions.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our class A common stock to drop significantly, even if our business is doing well.
      Sales of a substantial number of shares of our class A common stock, including shares of our class B common stock that have been converted into shares of our class A common stock, in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our class A common stock. We also intend to register all shares of our class A common stock that we may issue under our employee benefit plans.
Risks Related to Our Relationship with El.En.

El.En. has substantial control over us and could delay or prevent a change of control.
      El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. El.En. owns 76% of our outstanding class B common stock, which comprises 35% of our aggregate outstanding common. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:

•	to elect a majority of the members of our board of directors;

•	to approve amendments to our bylaws adopted by our class A and class B stockholders, voting as a single class; and

•	to approve amendments to any provisions of our restated certificate of incorporation relating to the rights of holders of common stock, the powers, election and classification of the board of directors, corporate opportunities and the rights of holders of class A common stock and class B common stock to elect and remove directors, act by written consent and call special meetings of stockholders.
In addition, the holders of shares of our class B common stock will vote with our class A stockholders for the election of the remaining directors.
      Because El.En. is the holder of a majority of the shares of our class B common stock, El.En.’s approval will be required for any of the actions described above. In addition, because El.En. will be able to control the election of a majority of our board, and because of its substantial holdings of our capital stock, El.En. will likely have the ability to delay or prevent a change of control of our company that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval.

We currently depend on El.En. for our Cynergy PL, PhotoLight, PhotoSilk Plus and TriActive LaserDermology products. If our distribution agreements with El.En. terminate, we will no longer be able to sell these products, and our business will be harmed.
      El.En. manufactures and owns the intellectual property rights to the Cynergy PL, PhotoLight, PhotoSilk Plus and TriActive LaserDermology products. We distribute these products pursuant to distribution agreements we have with El.En. These agreements provide us with exclusive worldwide distribution rights for our Cynergy PL product, and exclusive North American distribution rights for our PhotoLight, PhotoSilk and TriActive LaserDermology products. In 2005, we derived 7% of our revenues from our distribution relationship with El.En., and in 2004, we derived 4% of our revenues from this relationship. Although we have distribution rights for the PhotoLight, PhotoSilk Plus, Cynergy PL and

TriActive LaserDermology products during the terms of the agreements, El.En. may discontinue production of these products at any time and must make reasonable efforts to provide one year’s notice to us prior to such discontinuation. Additionally, El.En. may not be able or willing to provide these products to us after the expiration of those agreements. El.En. may change the prices that we pay for these products on 30 days’ notice to us. Additionally, El.En. may terminate the distribution agreement for the PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems if we do not meet annual minimum purchase obligations specified in the agreements. If El.En. ceases production of these products, is unable or unwilling to sell these products to us after the expiration of the distribution agreements, terminates the agreements or increases the prices that we pay for the products, we may not be able to replace them with similar products in a timely manner or on comparable terms, and our business could be adversely affected.

El.En. and its subsidiaries market and sell products that compete with our products, and any competition by El.En. could have a material adverse effect on our business.
      El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our PhotoLight, PhotoSilk Plus and TriActive LaserDermology products, El.En. may compete with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products outside of North America. El.En. has significantly greater financial, technical and human resources than we have and is better equipped to research, develop, manufacture and commercialize products. In addition, El.En. has more extensive experience in light-based technologies. Our business could be materially and adversely affected by competition from El.En.

Conflicts of interest may arise between us and El.En., and these conflicts might ultimately be resolved in a manner unfavorable to us.
      For financial reporting purposes, our financial results are included in El.En.’s consolidated financial statements. One of our directors, Andrea Cangioli, and the spouse of one of our directors, Leonardo Masotti, are also officers or directors of El.En. These two directors own or have an interest in substantial amounts of El.En. stock. Ownership interests of our directors in El.En. stock, or service as a director of our company while at the same time serving as, or being the spouse of, a director or officer of El.En., could give rise to conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies.
      Conflicts may arise with respect to possible future distribution and research and development arrangements with El.En. or another El.En. affiliated company in which the terms and conditions of the arrangements are subject to negotiation between us and El.En. or such other El.En. affiliated company. These potential conflicts could also arise, for example, over matters such as:

•	the nature, timing, marketing, distribution and price of our products and El.En.’s products that compete with each other;

•	intellectual property matters; and

•	business opportunities that may be attractive to both El.En. and us.
      In order to address potential conflicts of interest between us and El.En., our restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve El.En. and El.En. affiliated companies and El.En.’s officers and directors who serve as our directors. These provisions recognize that we and El.En. and El.En. affiliated companies engage and may continue to engage in the same or similar business activities and lines of business and will continue to have contractual and business relations with each other. These provisions expressly permit El.En. and its affiliated companies to compete against us and narrowly limit corporate opportunities that El.En. or its directors or officers who serve as our directors must make available to us.

Our class A share price may decline because of future sales of our shares by El.En.
      El.En. may sell all or part of the shares of our class B common stock that it owns, at which time those shares would automatically convert into shares of our class A common stock. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares, except that it has agreed with the lead-managing underwriter of our December 2005 initial public offering, Citigroup Global Markets Inc., that it will not, without Citigroup’s prior consent, sell or otherwise dispose of any shares of our common stock until December 9, 2007, other than:

•	up to 33% of the shares of our common stock that it beneficially owned on December 8, 2005, the date of the prospectus relating to our initial public offering, until June 9, 2007; and

•	up to an additional 33% of the shares of our common stock that it beneficially owned on December 8, 2005 during the period between June 9, 2007 and December 9, 2007.
      Consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our class A common stock.

If El.En. sells the shares of our stock held by it and no longer has control over us, our commercial relationship with El.En. may be adversely affected.
      El.En. has advised us that it currently does not intend to sell its shares of our common stock in the foreseeable future. However, El.En.’s plans and intentions may change at any time and, other than El.En.’s agreement with the underwriters discussed above not to sell more than specified amounts of shares of our common stock before December 9, 2007, El.En. is not subject to any contractual obligation to maintain an ownership position in our shares.
      If El.En. sells our shares and no longer has control over us, El.En. will cease to include our financial results in its consolidated financial statements, and El.En.’s interests may differ significantly from ours. If this occurs, our commercial relationship with El.En., from which we derived 7% of our revenues in 2005 and 4% of our revenues in 2004, may be adversely affected, which, in turn, could have a material adverse effect on our business. For example, if El.En. does not have a continuing interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreements. If any of these events were to occur, it could harm our business.
Risks Related to Intellectual Property

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be adversely affected.
      Our products may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product that is the subject of the suit.
      As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.
      There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in our industry. In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

A third party has asserted that we need a license to its patents in order for us to continue selling many of our products.
      On July 2, 2004, Palomar Medical Technologies, Inc. sent us a letter proposing to enter into negotiations with us regarding the grant of a nonexclusive license under specified United States and foreign patents owned or licensed by Palomar with respect to our Apogee Elite, Apogee 5500, PhotoLight and Acclaim 7000 products, and also with respect to our SmartEpil II product, which we no longer offer. In subsequent letters from Palomar dated September  14, 2004 and March 24, 2005, Palomar reiterated its willingness to negotiate a license under these patents and, in its March 24, 2005 letter, stated that it continues to believe that we need a license under these patents for each of the products listed in the July 2, 2004 letter, as well as for our PhotoSilk, PhotoSilk Plus, Cynergy, Cynergy PL and Cynergy III systems. We have not entered into negotiations with Palomar with respect to such a license.
      In February 2002, Palomar filed a lawsuit against one of our competitors, Cutera, Inc., alleging that by making, using, selling or offering for sale its hair removal products, Cutera willfully and deliberately infringed one of the patents that Palomar has asserted against us in its letters to us. This litigation between Palomar and Cutera is ongoing. Palomar may also bring suit against us claiming that some or all of our products violate patents owned or licensed by Palomar. Litigation is unpredictable, and we may not prevail in successfully defending or asserting our position. If Palomar takes legal action against us, and if we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe Palomar’s patents or we could be ordered to stop selling any products that are found to infringe Palomar’s patents.

If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products will be adversely affected and our competitive position could be harmed.
      Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the United States and corresponding patents and patent applications in many foreign jurisdictions. To date, however, our patent estate has not stopped other companies from competing against us, and we do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
      In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly with respect to our Alexandrite and pulse dye lasers. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
Risks Related to Government Regulation

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed.
      Our products are classified as medical devices and are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained.
      In order to obtain premarket approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

•	FDA, other regulatory authorities or an institutional review board may place a clinical trial on hold;

•	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;

•	patients may not comply with trial protocols;

•	institutional review boards and third party clinical investigators may delay or reject our trial protocol;

•	third party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;

•	third party organizations may not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;

•	changes in governmental regulations or administrative actions; and

•	the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.

      Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA may not approve or clear indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Our clearances can be revoked if safety or effectiveness problems develop.

After clearance or approval of our products, we are subject to continuing regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer.
      Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. Since 1994, we have received five untitled letters from the FDA regarding alleged violations caused by our promotional activities. We have responded to these letters and the FDA has found our responses acceptable. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.
      The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.
      If any of these events were to occur, they could harm our business.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.
      From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

We have modified some of our products without FDA clearance. The FDA could retroactively determine that the modifications were improper and require us to stop marketing and recall the modified products.
      Any modifications to one of our FDA-cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

If we fail to comply with the FDA’s Quality System Regulation and laser performance standards, our manufacturing operations could be halted, and our business would suffer.
      We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraphs, any of which could cause our business and operating results to suffer.

If we fail to comply with state laws and regulations, or if state laws or regulations change, our business could suffer.
      In addition to FDA regulations, most of our products are also subject to state regulations relating to their sale and use. These regulations are complex and vary from state to state, which complicates monitoring compliance. In addition, these regulations are in many instances in flux. For example, federal regulations allow our prescription products to be sold to or on the order of “licensed practitioners,” that is, practitioners licensed by law to use or order the use of a prescription device. Licensed practitioners are defined on a state-by-state basis. As a result, some states permit non-physicians to purchase and operate our products, while other states do not. Additionally, a state could change its regulations at any time to prohibit sales to particular types of customers. We believe that, to date, we have sold our prescription products only to licensed practitioners. However, our failure to comply with state laws or regulations and changes in state laws or regulations may adversely affect our business.

We or our distributors may be unable to obtain or maintain international regulatory qualifications or approvals for our current or future products and indications, which could harm our business.
      Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In many countries, our third party distributors are responsible for obtaining and maintaining regulatory approvals for our products. We do not control our third party distributors, and they may not be successful in obtaining or maintaining these regulatory approvals. In addition, the FDA regulates exports of medical devices from the United States.
      Complying with international regulatory requirements can be an expensive and time consuming process, and approval is not certain. The time required to obtain foreign clearances or approvals may be longer than that required for FDA clearance or approval, and requirements for such clearances or approvals may differ significantly from FDA requirements. Foreign regulatory authorities may not clear or approve our products for the same indications cleared or approved by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA clearance or approval in addition to other risks. Although we or our distributors have obtained regulatory approvals in the European Union and other countries outside the United States for many of our products, we or our distributors may be unable to maintain regulatory qualifications, clearances or approvals in these countries or obtain qualifications, clearances or approvals in other countries. For example, we are in the process of seeking regulatory approvals from the Japanese Ministry of Health, Labour and Welfare for the direct sale of our products into that country. If we are not successful in doing so, our business will be harmed. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory clearances, approvals or qualifications.
      Foreign regulatory agencies, as well as the FDA, periodically inspect manufacturing facilities both in the United States and abroad. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if we fail to receive those qualifications, clearances or approvals, or if we fail to comply with other foreign regulatory requirements, we and our distributors may be unable to market our products or enhancements in international markets effectively, or at all. Additionally, the imposition of new requirements may significantly affect our business and our products. We may not be able to adjust to such new requirements.

New regulations may limit our ability to sell to non-physicians, which could harm our business.
      Currently, we sell our products primarily to physicians and, outside the United States, to aestheticians. In addition, we recently began marketing our products to the growing aesthetic spa market, where non-physicians under physician supervision perform aesthetic procedures at dedicated facilities. However, federal, state and international regulations could change at any time, disallowing sales of our products to aestheticians, and limiting the ability of aestheticians and non-physicians to operate our products. Any limitations on our ability to sell our products to non-physicians or on the ability of aestheticians and non-physicians to operate our products could cause our business and operating results to suffer.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      In July 2005, we moved our executive offices and our manufacturing, research and development and warehouse operations to a new 55,000 square foot facility that we lease in Westford, Massachusetts. The lease on this facility expires in March 2012. In addition, we lease an aggregate of approximately 5,300 square feet of space at six other locations in Europe and the Asia/ Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings
      On May 24, 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were

“unsolicited” within the meaning of the TCPA, we expect the number of unsolicited facsimiles to be very large. We are vigorously defending the lawsuit and have filed initial briefs and motions with the court.
      In addition, we are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcomes of these matters, including the matter described above, are currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of matters to a Vote of Security Holders.
      In December 2005, our stockholders authorized by written consent the following actions in connection with our initial public offering:

•	the removal of our then current directors from office;

•	the adoption and approval of an amendment to our by-laws to provide for the classification of our board of directors;

•	the election of Thomas H. Robinson, Paul F. Kelleher and Michael R. Davin as our classified directors;

•	the election of Ettore V. Biagioni, Andrea Cangioli, Leonardo Masotti and George J. Vojta as our class B directors;

•	the adoption and approval of our restated certificate of incorporation;

•	the adoption of our amended and restated by-laws;

•	the ratification of an amendment to our 2004 Stock Option Plan to increase the number of shares of common stock available under the plan from 1,500,000 to 1,850,000;

•	the adoption of our 2005 Stock Incentive Plan, which became effective at the effective date of our initial public offering; and

•	the ratification of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2005.
      All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on December 9, 2005.
      The written consent was adopted by holders of 6,220,935 shares of our common stock out of 6,242,877 shares issued and outstanding as of December 9, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.
      Our Class A common stock began trading on The Nasdaq National Market under the symbol “CYNO” on December 9, 2005. The following table sets forth, for the period indicated, the high and low sales closing prices of our Class A common stock on The Nasdaq National Market.

Year Ended December 31, 2005	High	Low

Fourth Quarter (from December 9 to December 31)	$22.35	$18.93
      On March 20, 2006, the closing price per share of our Class A common stock was $18.44, as reported on The Nasdaq National Market, and we had approximately 50 stockholders of record.

      We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.
Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities
      In April 2005, we issued an aggregate of 495,000 shares of our common stock at a price per share of $3.00 to individual investors, including certain of our executive officers. No underwriters were involved in the foregoing sales of securities and the securities were issued to a combination of foreign and U.S. investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.
      During 2005, we granted stock options under our stock option plans for an aggregate of 408,700 shares of our common stock (net of exercises, expirations and cancellations) at exercise prices of $3.00 to $15.00 per share. In 2005, options to purchase 36,198 shares of stock were exercised at an exercise price of $3.00 per share. The issuances of stock options and the shares of common stock issuable upon the exercise of the options were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Section 3(b) of the Securities Act and Rule 701 promulgated thereunder. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from Registered Securities
      On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the Securities and Exchange Commission on November 8, 2005. Citigroup Global Markets Inc., UBS Securities LLC, Jefferies & Company, Inc. and Needham & Company, LLC were the managing underwriters of the initial public offering. The offering commenced on December 8, 2005 and did not terminate until after the sale of all of the securities registered in the registration statement.
      We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through December 31, 2005, we have not spent any of the net proceeds of our initial public offering, which have been invested in cash and cash equivalents.

Item 6.	Selected Consolidated Financial Data
      You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$22,389	$21,678	$25,525	$40,364	$56,262
Revenues from related party	677	1,284	1,600	1,269	—

Total revenues	23,066	22,962	27,125	41,633	56,262
Cost of revenues	12,158	13,198	14,207	20,465	25,843

Gross profit	10,908	9,764	12,918	21,168	30,419
Operating expenses:
Sales and marketing	7,007	5,777	8,720	12,590	17,230
Research and development	3,216	2,379	2,481	3,139	3,173
General and administrative	4,496	3,979	3,766	4,092	4,999
Stock-based compensation	—	—	76	136	406

Total operating expenses	14,719	12,135	15,043	19,957	25,808

(Loss) income from operations	(3,811)	(2,371)	(2,125)	1,211	4,611
Interest income (expense), net	40	(25)	(62)	(122)	89
Gain on sale of investment	—	—	—	3,019	—
Other (expense) income, net	(1,417)	298	1,822	976	(368)

(Loss) income before provision (benefit) for income taxes and minority interest	(5,188)	(2,098)	(365)	5,084	4,332
Provision (benefit) for income taxes	779	(301)	72	(276)	102
Minority interest in net income of subsidiary	48	70	63	64	70

Net (loss) income	$(6,015)	$(1,867)	$(500)	$5,296	$4,160

Basic net (loss) income per share	$(1.25)	$(0.35)	$(0.09)	$0.93	$0.64

Diluted net (loss) income per share	$(1.25)	$(0.35)	$(0.09)	$0.92	$0.54

Basic weighted average common shares outstanding	4,808	5,272	5,530	5,700	6,522

Diluted weighted average common shares outstanding	4,808	5,272	5,530	5,773	7,715

	As of December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$473	$3,290	$2,111	$4,028	$64,646
Working capital	5,439	6,262	4,572	10,678	79,227
Total assets	14,548	15,979	18,228	28,001	100,168
Capital lease obligation, net of current portion	328	123	81	476	814
Retained (deficit) earnings	(619)	(2,486)	(2,986)	2,310	6,470
Total stockholders’ equity	7,679	7,890	7,288	14,640	83,151

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
      You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Company Overview
      We develop and market aesthetic treatment systems used by physicians and other practitioners that incorporate laser and light-based energy sources. As of December 31, 2005, we had sold more than 4,900 aesthetic treatment systems worldwide.
      We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company, including:

•	redesigning many of our existing products;

•	introducing innovative new products and technologies;

•	streamlining and rationalizing our manufacturing processes;

•	reorganizing and expanding our research and development, sales and marketing and distribution capabilities; and

•	enhancing our customer service network.
      Since the beginning of 2004, we have introduced 10 new aesthetic treatment systems, including our four flagship products:

•	the Apogee Elite system, our flagship product for hair removal, in March 2004;

•	the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005;

•	the PhotoSilk Plus system, our flagship product for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions, in February 2005; and

•	the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in February 2004.

As a result of our product development efforts, we incurred increased research and development expenses in absolute dollars, although not as a percentage of revenues, during each of 2003 and 2004.
      We have expanded our direct sales and marketing organization from 22 employees as of December 31, 2003 to 58 employees as of December 31, 2005. In addition, we have expanded our distribution relationships and had 19 distributors covering 31 countries as of December 31, 2005. In January 2005, we launched a separate CynosureSpa brand with product offerings, tailored marketing and sales personnel focused exclusively on the aesthetic spa market. As a result of these activities, we incurred increased sales and marketing expenses in absolute dollars, and as a percentage of revenues, during each of 2004 and 2005.
      We recently redesigned or introduced a number of our products, including our Apogee, Cynergy, Acclaim and VStar product families, so that they are built in a modular fashion using fewer components. We began shipping these redesigned products in the second quarter of 2005. We believe that this new approach allows our platform technology to be easily upgradeable, increases the scalability and efficiency of our production process and facilitates improvements in field service diagnosis and repair. We expect that the new modular design of these products will reduce our direct labor and inventory costs and result in lower cost of revenues as a percentage of revenues.
      In November 2000, we purchased a 20% equity interest, which we subsequently increased to 40%, in Sona MedSpa International, Inc., formerly known as Sona International Corporation, an operator and franchisor of spa franchises. Also in November 2000, we entered into a supply and revenue sharing arrangement with Sona MedSpa pursuant to which we provided our aesthetic treatment systems to Sona MedSpa and its franchisees and received a share of their revenues from procedures using our products. We also guaranteed the lease obligations for two facilities operated by Sona MedSpa. In May 2004, we sold our equity interest in Sona MedSpa to third parties and also sold to Sona MedSpa a portion of the aesthetic treatment systems previously provided by us under the supply and revenue sharing arrangement. We recognized a gain of $3.0 million from the sale of our equity interest and an additional $1.2 million in revenue from the sale of the systems to Sona MedSpa in connection with the transaction. Also in May 2004, we entered into an amended supply and revenue sharing arrangement with Sona MedSpa pursuant to which we continue to sell systems to Sona MedSpa and its franchisees and receive a share of their revenues from procedures using our systems. In October 2005, we entered into a preferred vendor agreement with Sona MedSpa whereby we sold certain of these systems to Sona for approximately $1.3 million which we recorded as deferred revenue in 2005 as the fee was not fixed at the time of sale.
      During the period in which we held our equity interest in Sona MedSpa, we accounted for our investment using the equity method of accounting and recognized our share of Sona MedSpa’s income or loss as a component of other income (expense). We recognized other expense of $0.2 million in 2002 for our share of Sona MedSpa’s loss and recognized other income of $0.7 million in 2003 and $0.2 million in 2004 for our share of Sona MedSpa’s income.
      We also sell our lasers on an original equipment manufacturer basis to third parties with whom we collaborate in connection with surgical uses of our laser products. In addition, until 2004, we had a distributor relationship with El.En. pursuant to which we sold a veterinary laser product in the United States supplied by El.En.
Financial Operations Overview

Revenues
      We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues, and from our revenue sharing arrangement with Sona MedSpa. In 2005, we derived approximately 92% of our revenues from sales of our products, 6% of our revenues from service and 2% of our revenues from our revenue sharing arrangement. In 2004, we derived approximately 87% of our revenues from sales of our products, 6% of our revenues from service and 7% of our revenues from our revenue sharing arrangement. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.
      We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. In 2005, we derived 41% and in 2004 we derived 45% of our revenues from sales of our products outside North America. As of December 31, 2005, we had 31 sales employees in North America, 8 sales employees in four European countries, Japan and China and distributors in 31 countries. The following table provides revenue data by geographical region for the years ended December 31, 2004 and 2005:

	Percentage of
	Revenues

	Year Ended
	December 31,

	2004	2005

Region
North America	55%	59%
Europe	24	23
Asia/ Pacific	16	12
Other	5	6

Total	100%	100%

      See Note 3 to our consolidated financial statements included in this Annual Report for revenues and asset data by geographic region.

Cost of Revenues
      Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes service and warranty expenses, as well as salaries and personnel-related expenses for our operations management team, purchasing and quality control.

Sales and Marketing Expenses
      Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars, though we do not expect them to increase significantly as a percentage of revenues, as we expand our sales, marketing and distribution capabilities.

Research and Development Expenses
      Our research and development expenses consist of salaries and other personnel-related expenses for employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. We expense all of our research and development costs as incurred. We expect our research and development expenditures to increase in absolute dollars, though we do not expect them to increase significantly as a percentage of revenues, as we continue to devote resources to research and develop new products and technologies.

General and Administrative Expenses
      Our general and administrative expenses consist primarily of salaries and other personnel-related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenues as a result of our becoming a public company.

Stock-Based Compensation
      Our stock-based compensation consists of expenses related to stock-based awards to employees and non-employees. We currently account for our stock-based awards to employees using the intrinsic-value method. Under the intrinsic-value method, compensation expense is measured on the date of grant as the difference between the deemed fair market value of our common stock for accounting purposes and the option exercise price multiplied by the number of options granted. In May 2005, we recorded $1.7 million of deferred stock-based compensation in connection with options granted at that time, which we are amortizing over the vesting periods of the options. Stock-based awards to non-employees are currently expensed under the fair value method using the Black-Scholes option pricing model. We will adopt SFAS 123(R) in the first quarter of fiscal 2006, which requires us to expense all stock-based awards under the fair value method.

Interest (Expense) Income, net
      Interest expense consists primarily of interest due on short-term indebtedness owed to El.En. and capitalized leases. Interest income consists primarily of interest earned on cash and cash equivalents.

Provision for Income Taxes
      As of December 31, 2005, we had state tax credits of $0.5 million to offset future tax liability and state net operating losses of approximately $0.4 million to offset future taxable income. If not utilized, these credit carryforwards will expire at various dates through 2019, and the net operating losses will expire at various dates through 2024. In addition, the future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. We also had foreign net operating losses of approximately $3.0 million available to reduce future foreign income taxes, which will expire at various times beginning in 2006.

Results of Operations
Year Ended December 31, 2004 and 2005
      The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2004 and 2005:

	Year Ended		Year Ended		Change
	December 31, 2004		December 31, 2005		2004 to 2005

		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change

	(Dollars in thousands)
Revenues	$41,633	100%	$56,262	100%	$14,629	35%
Cost of revenues	20,465	49	25,843	46	5,378	26

Gross profit	21,168	51	30,419	54	9,251	44
Operating expenses:
Sales and marketing	12,590	30	17,230	31	4,640	37
Research and development	3,139	8	3,173	6	34	1
General and administrative	4,092	10	4,999	9	907	22
Stock-based compensation	136	—	406	1	270	199

Total operating expenses	19,957	48	25,808	46	5,851	29

Income from operations	1,211	3	4,611	8	3,400	281
Interest (expense) income, net	(122)	—	89	—	211	173
Gain on sale of investment	3,019	7	—	—	(3,019)	(100)
Other income (expense), net	976	2	(368)	(1)	(1,344)	(138)

Income before (benefit) provision for income taxes and minority interest	5,084	12	4,332	8	(752)	(15)
(Benefit) provision for income taxes	(276)	(1)	102	—	378	137
Minority interest in net income of subsidiary	64	—	70	—	6	9

Net income	$5,296	13%	$4,160	7%	$(1,136)	(21)%

Revenues
      Total revenues for the year ended December 31, 2004 included $1.3 million of revenues from a related party. There were no revenues from a related party in 2005. For purposes of the following discussion, we refer to revenues and revenues from related party on a combined basis. Revenues in the year ended December 31, 2005 exceeded revenues in 2004 by $14.6 million, or 35%. The increase in revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased $14.5 million, or 109%, to $27.8 million in 2005 as compared to $13.3 million in 2004. The increase was attributable to an increase in the number of product units sold and a higher average selling price due to a favorable change in product mix. The increase in North American revenues resulted in part from the reorganization and expansion of our North American sales organization, including the hiring of 14 additional direct sales employees between December 31, 2004 and 2005. The increase also resulted from the introduction of new products, particularly our Apogee Elite system at the end of the first quarter of 2004. Revenues from sales of products introduced since 2004 totaled $24.5 million, or 88%, of total North American product revenues in 2005.

•	Revenues from sales of products outside of North America increased $3.7 million, or 26%, to $17.7 million in 2005 as compared to $14.0 million in 2004. The increase was mainly attributable to an increase in sales in Europe of $2.2 million, or 26%, over 2004, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors, including the opening of our direct sales office in Spain in the second half of 2004.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased $3.7 million, or 49%, to $3.8 million in 2005 as compared to $7.5 million in 2004. The decrease was mainly attributable to non-recurring revenues of $1.2 million from the purchase of aesthetic treatment systems by Sona MedSpa in May 2004 in connection with the sale of our equity interest in Sona MedSpa, a $1.5 million decrease in our revenue sharing arrangement and a $1.1 million decrease in sales of a product we distributed that was supplied by El.En. in 2004 but that we did not distribute in 2005.

•	Revenues from the sale of parts and accessories and services increased $0.2 million, or 3%, to $7.0 million in 2005 as compared to $6.8 million in 2004. The increase was primarily attributable to an increase of revenues generated from service contracts.

Cost of Revenues
      Cost of revenues increased $5.4 million, or 26%, to $25.8 million in 2005, as compared to $20.5 million in 2004. The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. Our cost of revenues decreased as a percentage of revenues to 46% in 2005 from 49% in 2004, resulting in an increase in our gross margin of 3% between the two years. The improved margin resulted primarily from higher average selling prices of our products due to a favorable change in product mix, in part as a result of the introduction of our Apogee Elite system in the first quarter of 2004, as well as increased direct sales in North America. We derived all of our North American product revenues from direct sales.

Sales and Marketing
      Sales and marketing expenses increased $4.6 million, or 37%, to $17.2 million in 2005, as compared to $12.6 million in 2004. The increase was primarily attributable to an increase of $2.8 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.6 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $1.1 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts. As a percentage of revenues, sales and marketing expenses increased to 31% in 2005 from 30% in 2004.

Research and Development
      Research and development expenses remained relatively flat at $3.2 million in 2005, as compared to $3.1 million in 2004. In 2005, our research and development expenses were attributable to project research costs and product engineering expenses related to the introduction of our new Cynergy system in the first quarter of 2005 and ongoing development of new products. In 2004, our research and development expenses were attributable to project research costs and product engineering expenses related to the introduction of our new Apogee Elite, Apogee 5500 NL and Acclaim 7000 NL products in the first quarter of 2004 and our ongoing development of new products. As a percentage of revenues, research and development expenses decreased to 6% in 2005 from 8% in 2004.

General and Administrative
      General and administrative expenses increased $0.9 million, or 22%, to $5.0 million in 2005 from $4.1 million in 2004. The increase was primarily attributable to a $0.4 million increase in our international subsidiaries’ administrative expenses, primarily in connection with our opening an office in Spain in the second half of 2004, as well as a $0.2 million increase in personnel expenses associated with becoming a public company and $0.2 million increase in legal expenses associated with patent filing costs. As a percentage of revenues, general and administrative expenses decreased to 9% in 2005 from 10% in 2004.

Stock-Based Compensation
      Stock-based compensation related to employee stock-based awards was $0.5 million in 2005 compared to $0.1 million in 2004. Stock-based compensation related to non-employee option grants was $0.2 million in 2005.

Interest (Expense) Income, net; Gain on Sale of Investment and Other Income (Expense), net
      Interest (expense) income, net increased to $89,000 in income in 2005 from $0.1 million in expense in 2004. The increase resulted from interest income earned on higher cash balances available for investment due to our initial public offering in December 2005. In 2004, we recorded a gain of $3.0 million on the sale of our 40% equity interest in Sona MedSpa. We had no similar gain in 2005. Other income (expense) decreased to $0.4 million in expense in 2005 from $1.0 million in income in 2004. The decrease was partially attributable to an increase in foreign currency transaction losses of $0.8 million and to a $0.2 million decrease in our equity interest in Sona MedSpa for 2005 as compared to 2004 as a result of the sale of such interest. The decrease in other income (expense) is also attributable to $0.3 million in other income that we realized in 2004 in connection with a settlement with an insurer.

Provision (Benefit) for Income Taxes
      In 2005, we recorded an income tax provision of $0.1 million. In 2004, we recorded an income tax benefit of $0.3 million. In 2005, we reduced the valuation allowance related to certain temporary differences and recorded a deferred tax asset of approximately $1.3 million as realization of these assets became probable in 2005 based on our future projections of our taxable income. In the second half of 2004, we received $0.5 million of refund claims, which was recorded as an income tax benefit. In 2004, we utilized all of our available U.S. federal net operating loss carryforwards.

Years Ended December 31, 2003 and 2004
      The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2003 and 2004 (in thousands, except for percentages):

	Year Ended December 31,		Year Ended December 31,		Change
	2003		2004		2003 to 2004

		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change

	(Dollars in thousands)
Revenues	$27,125	100%	$41,633	100%	$14,508	53%
Cost of revenues	14,207	52	20,465	49	6,258	44

Gross profit	12,918	48	21,168	51	8,250	64
Operating expenses:
Sales and marketing	8,720	32	12,590	30	3,870	44
Research and development	2,481	9	3,139	8	658	27
General and administrative	3,766	14	4,092	10	326	9
Stock-based compensation	76	—	136	—	60	79

Total operating expenses	15,043	55	19,957	48	4,914	33

(Loss) income from operations	(2,125)	(8)	1,211	3	3,336	157
Interest expense, net	(62)	—	(122)	—	(60)	(97)
Gain on sale of investment	—	—	3,019	7	3,019	—
Other income, net	1,822	7	976	2	(846)	(46)

(Loss) income before provision (benefit) for income taxes and minority interest	(365)	(1)	5,084	12	5,449	1,493
Provision (benefit) for income taxes	72	—	(276)	(1)	(348)	(483)
Minority interest in net income of subsidiary	63	—	64	—	1	2

Net (loss) income	$(500)	(2)%	$5,296	13%	$5,796	1,159%

Revenues
      Total revenues for the year ended December 31, 2003 included $1.6 million, and for the year ended December 31, 2004 included $1.3 million, of revenues from related party. For purposes of the following discussion, we refer to revenues and revenues from related party on a combined basis. Revenues in 2004 exceeded revenues in 2003 by $14.5 million, or 53%. The increase in revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased $6.2 million, or 86%, to $13.4 million in 2004 as compared to $7.2 million in 2003. The increase was attributable to an increase in the number of products sold and a higher average selling price due to a favorable change in product mix. The increase in North American revenues resulted in part from the reorganization and expansion of our North American sales organization, including the hiring of new sales management and 10 additional direct sales employees between November 2003 and the end of 2004. The increase also resulted from the introduction of new products, particularly our Apogee Elite system at the end of the first quarter of 2004. Revenues from sales of products introduced in 2004 totaled $9.8 million, or 74%, of total North American product revenues in 2004.

•	Revenues from sales of products outside of North America increased $2.4 million, or 20.7%, to $14.0 million in 2004 as compared to $11.6 million in 2003. The increase was primarily attributable to an increase in sales in Europe of $3.3 million, or 65%, over 2003, resulting from our introduction of new products and our increased focus on direct selling in 2004, for which we receive higher average selling prices as compared to sales through distributors, partially offset by a $1.0 million decrease in revenues from product sales in the Asia/ Pacific region, which was primarily attributable to the discontinuation of a product distributed in the region.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement increased $4.8 million, or 200%, to $7.2 million in 2004 as compared to $2.4 million in 2003. The increase was mainly attributable to a $3.6 million increase in revenues from our revenue sharing arrangement with Sona MedSpa, reflecting growth in Sona MedSpa’s business, a different revenue sharing formula in the amended supply and revenue sharing arrangement entered into in May 2004 and non-recurring revenues of $1.2 million from the purchase of aesthetic treatment systems by Sona MedSpa in May 2004 in connection with the sale of our equity interest in Sona MedSpa, and a $0.9 million increase in sales of a product we formerly distributed supplied by El.En. in 2003 and 2004.

•	Revenues from the sale of parts and accessories and services increased $1.1 million, or 20%, to $6.7 million in 2004 as compared to $5.6 million in 2003. The increase was primarily attributable to an increase in revenues generated from service contracts, reflecting increased service contract marketing efforts by us.

Cost of Revenues
      Cost of revenues increased $6.3 million in 2004, or 44%, to $20.5 million as compared to $14.2 million in 2003. The increase in cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. Our cost of revenues decreased as a percentage of revenues to 49% in 2004 from 52% in 2003, resulting in an increase in our gross margin of 3% between the two periods. The improved margin resulted from higher average selling prices of our products due to a favorable change in product mix, in part as a result of the introduction of our Apogee Elite system in the first quarter of 2004, as well as increased direct sales in North America and Europe, from which we receive higher average selling prices as compared to sales through distributors. In 2004, we derived 63% of our international product revenues from direct sales by us or our subsidiaries compared to 52% of our international product revenues in the same period in 2003. We derived all of our North American product revenues from direct sales.

Sales and Marketing
      Sales and marketing expenses increased $3.9 million, or 44%, to $12.6 million in 2004, as compared to $8.7 million in 2003. The increase was attributable to an increase of $1.9 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, an increase of $0.9 million in personnel costs and travel expenses associated with our international subsidiaries and an increase of $0.5 million in clinical research expenses. Promotional costs increased $0.7 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts, including product launch expenses incurred in connection with the introduction of our Apogee Elite, Apogee 5500 NL, Acclaim 7000 NL and TriActive LaserDermology systems in early 2004. As a percentage of revenues, sales and marketing expenses decreased to 30% in 2004 from 32% in 2003.

Research and Development
      Research and development expenses increased $0.7 million, or 27%, to $3.1 million in 2004 as compared to $2.5 million in 2003. The increase was primarily attributable to expenses related to the development and introduction of our Apogee Elite, Apogee 5500 NL and Acclaim 7000 NL systems in 2004 and the development of our Cynergy and Cynergy III systems that were introduced in 2005. In 2003, our research and development expenses were attributable to project research costs and product engineering expenses related to the introduction of our Apogee 5500 and Acclaim 7000 products that were introduced in 2003 and the development of our Apogee Elite, Apogee 5500 NL and Acclaim 7000 NL products which were introduced in 2004. As a percentage of revenues, research and development expenses decreased to 8% in 2004 from 9% in 2003.

General and Administrative
      General and administrative expenses increased $0.3 million, or 9%, to $4.1 million in 2004 as compared to $3.8 million in 2003. The increase was attributable to a $0.2 million increase in audit expenses and a $0.1 million increase in consulting expenses relating to our reorganization by the new management team. As a percentage of revenues, general and administrative expenses decreased to 10% in 2004 from 14% in 2003.

Stock-Based Compensation
      In connection with employee stock purchase rights granted under our 2003 Stock Compensation Plan, we recorded stock-based compensation of $0.1 million in 2004 and $76,000 in 2003. The 2003 Stock Compensation Plan terminated on December 31, 2004 and we do not expect any additional stock-based compensation related to this plan.

Interest Expense, net; Gain on Sale of Investment and Other Income (Expense), net
      Interest expense increased to $0.1 million in 2004 from $62,000 in 2003. The increase resulted from an increase in short-term notes payable for the 2004 period. Gain on sale of investment was $3.0 million in 2004; we did not record a similar gain in 2003. The gain on sale of investment in 2004 resulted from the non-recurring sale of our equity interest in Sona MedSpa. Other income, net decreased to $1.0 million in income in 2004 from $1.8 million in income in 2003. The decrease is attributable to the $0.6 million decrease in our equity interest in Sona MedSpa in 2004 as compared to 2003, reflecting the sale of such interest in May 2004, combined with a $0.5 million decrease in foreign currency transaction gains, partially offset by $0.3 million realized in connection with a settlement with an insurer.

(Benefit) Provision for Income Taxes
      During 2004, we recorded an income tax benefit of $0.3 million compared to an income tax provision of $72,000 recorded in 2003. The increase in our income tax benefit was due to the receipt of $0.5 million of refund claims in the second half of 2004, which was recorded as an income tax benefit, partially offset by an increase in the proportion of our taxable income from foreign locations for which we did not have available loss carryforwards in 2004 as compared to 2003. We did not apply for or receive any refund claims in 2003.
Liquidity and Capital Resources
      We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private placements of equity securities, short-term borrowings and funds generated from our operations. In December 2005, we completed our initial public offering of our class A common stock at a price to the public of $15.00 per share. We sold 5,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En. the selling stockholder in the offering, sold 1,000,000 of the shares. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million.
      At December 31, 2005, our cash and cash equivalents were $64.6 million as compared to $4.0 million at December 31, 2004. Our cash and cash equivalents are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Cash Flows
      Net cash used in operating activities was $1.0 million for the year ended December 31, 2005. This resulted primarily from net income for the period of $4.2 million, increased by approximately $2.2 million in depreciation and stock-based compensation expense and decreased by approximately $1.9 million in deferred income tax benefits. Net changes in working capital items decreased cash from operating activities by approximately $5.5 million principally related to an increase in inventory for anticipated future sales and in preparation for our transition to modular assembly and contract manufacturing. Net cash used in investing activities was $2.4 million for the year ended December 31, 2005, which consisted primarily of $2.8 million used for fixed asset purchases and the payment of a $0.2 million security deposit relating to the lease for our new corporate headquarters offset by the receipt of $0.5 million released from escrow as part of the sale of our investment in Sona MedSpa. Net cash provided from financing activities during the year ended December 31, 2005 was $63.6 million, principally relating to net proceeds of $64.0 million from our initial public offering offset by repayment of $.3 million of a note payable to a related party.
      Net cash provided by operating activities was $1.3 million for the year ended December 31, 2004. This resulted primarily from net income of $5.3 million increased by $1.3 million in depreciation and amortization, reduced by a $3.0 million gain from the sale of our equity interest in Sona MedSpa and a $2.3 million decrease in working capital primarily attributable to an increase in accounts receivables from increased sales and inventory for anticipated future sales. Net cash provided by investing activities was $0.3 million for the year ended December 31, 2004 resulting primarily from $3.1 million in net proceeds from the sale of our investment in Sona MedSpa, offset in large part by $2.8 million in capital expenditures. Net cash provided by financing activities was $0.1 million for the year ended December 31, 2004 resulting primarily from proceeds of $2.1 million from the sale of common stock and $0.5 million of proceeds from a note payable to El.En., offset by payments of $2.0 million on short-terms loans and payments of $0.2 million on capital lease obligations.
      Net cash used in operating activities was $0.3 million for the year ended December 31, 2003. This primarily resulted from net loss of $0.5 million and a $0.4 million decrease in working capital primarily attributable to an increase in accounts receivables from increased sales and inventory for anticipated future sales, partially offset by $1.3 million in depreciation and amortization. Net cash used in investing activities was $1.2 million for the year ended December 31, 2003 and consisted of $0.9 million in capital expenditures and $0.2 million relating to an equity investment. Net cash provided in financing activities was $0.7 million for the year ended December 31, 2003 and resulted primarily from proceeds of $1.4 million from the sale of common stock to El.En. and $0.7 million in proceeds from notes payable to El.En., offset by $1.3 million for the repurchase of common stock from several minority stockholders and payments of $0.3 million on capital lease obligations.
      We expect to generate positive cash flows from operations in the future. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We expect our capital expenditures over the next 12 months generally to be consistent with our capital expenditures during the prior 12 months.
      We believe that our current cash and cash equivalents and cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Contractual Obligations
      Our major outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. In addition, we guaranteed the lease obligations for two facilities that are operated by Sona MedSpa and will be obligated to pay these leases if Sona MedSpa can not or does not make the required lease payments. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2005.

	Payments Due by Period

		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

	(In thousands)
Capital lease obligations, including interest	$1,322	$384	$660	$278	$—
Operating leases	5,292	824	1,558	1,619	1,291
Short-term indebtedness, including interest	161	161	—	—	—
Lease guarantees	342	92	147	85	18

Total contractual cash obligations	$7,117	$1,461	$2,365	$1,982	$1,309

Off Balance Sheet Arrangements
      Since inception, we have not engaged in any off balance sheet financing activities.
Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies require significant judgment and estimates by us in the preparation of our financial statements.

Revenue Recognition and Deferred Revenue
      In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, we recognize revenue from sales of aesthetic treatment systems and accessories when each of the following four criteria are met:

•	delivery has occurred;

•	there is persuasive evidence of an agreement;

•	the fee is fixed or determinable; and

•	collection is reasonably assured.
      Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period as services are provided. We are party to a revenue sharing arrangement with an operator and franchisor of spa franchises and recognize revenue from this arrangement in the period in which the procedures are performed.
      We defer until earned payments that we receive in advance of product delivery or performance of services. When we enter into arrangements with multiple elements, which may include sales of products together with service contracts and warranties, we allocate revenue among the elements based on each element’s fair value in accordance with the principles of Emerging Issues Task Force Issue Number 00-21,

Revenue Arrangements with Multiple Deliverables. This allocation requires us to make estimates of fair value for each element.

Accounts Receivable and Concentration of Credit Risk
      Our accounts receivable balance, net of allowance for doubtful accounts, was $13.6 million as of December 31, 2005, compared with $8.4 million as of December 31, 2004. The allowance for doubtful accounts as of December 31, 2005 was $0.7 million and as of December 31, 2004 was $0.5 million. We maintain an allowance, or reserve, for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. While our credit losses have historically been within our expectations and the allowances established, we may not continue to experience the same credit losses that we have in the past, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/ Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Obsolescence
      We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $14.1 million as of December 31, 2005 compared to $9.9 million as of December 31, 2004. Our inventory allowance as of December 31, 2005 was $1.0 million and as of December 31, 2004 was $0.8 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

Product Warranty Costs and Provisions
      We provide a one-year parts and labor warranty on end-user sales of our aesthetic treatment systems. Distributor sales generally include a warranty on parts only. We estimate and provide for future costs for initial product warranties at the time revenue is recognized. We base product warranty costs on related material costs, technical support labor costs and overhead. We provide for the estimated cost of product warranties by considering historical material, labor and overhead expenses and applying the experience rates to the outstanding warranty period for products sold. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates and warranty costs. If actual product failure rates, material usage, service delivery costs or overhead costs differ from our estimates, we would be required to revise our estimated warranty liability. The following table sets forth activity in the accrued warranty account for each of the three years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005

Balance at beginning of year	$863	$1,252	$1,610
Charged to expense	1,317	1,606	2,538
Costs incurred	(928)	(1,248)	(1,883)

Balance at end of year	$1,252	$1,610	$2,265

Stock-Based Compensation
      Until December 31, 2005, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. In 2005, some grants of stock options were made at exercise prices less than the deemed fair value of our common stock for accounting purposes and, as a result, we recorded this intrinsic value as deferred stock-based compensation. This deferred stock-based compensation is being amortized to expense over the vesting period of the stock options. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123 that reflect the effect on net (loss) income as if we had applied the fair value provisions of SFAS No. 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF Issue No. 96-18.
      Accounting for equity instruments granted or sold by us under APB 25, SFAS No. 123 and EITF Issue No. 96-18 required fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments for accounting purposes are too high or too low, our expenses may have been overstated or understated. We estimated the fair value of the equity instruments for accounting purposes based upon consideration of factors we deemed to be relevant at the time. Prior to our initial public offering in December 2005, market factors historically considered in valuing stock and stock option grants include pricing of private sales of our common stock to investors, comparative values of public companies discounted for the risk of limited liquidity provided for in the shares we are issued and the effect of certain events that had occurred between the time of such private sales and such grants.
      Prior to our initial public offering, the fair value of our capital stock for accounting purposes was determined by our management and board of directors. In making that determination, our management and board of directors drew on the knowledge of our officers and directors who have experience with companies in the medical device sector. At the time we granted stock options in October and November 2004 and April and May 2005, we did not perform or obtain contemporaneous valuations for our common stock because our efforts were focused on the continuing reorganization of our operations and the managerial resources for doing so were limited. However, in connection with our preparation of financial statements for our initial public offering and solely for the purposes of accounting for employee stock-based compensation, our board of directors considered whether the options granted in October and November 2004 and April and May 2005 had deferred stock-based compensation elements that should be reflected in our financial statements. In making this determination, we have reviewed the valuation methodologies outlined in the AICPA’s Practice Aid Valuation of Privately-Held-Company Equity Securities Issues as Compensation, which we refer to as the practice aid, and we believe that the valuation methodologies we have employed are consistent with the practice aid.
      With respect to the October and November 2004 option grants, our board of directors noted that we sold shares of our common stock in October 2004 to investors who had not previously purchased shares of our common stock and considered the pricing of those shares to be a strong indicator of the fair value of our common stock. In addition, our board of directors noted that during October and November 2004 we did not consider an initial public offering or other liquidity event to be likely to occur during the ensuing three to four months. As a result, our board of directors determined that the October and November 2004 option grants were granted with an exercise price per share equal to or in excess of the fair value of our common stock at the time of grant.
      With respect to the April and May 2005 option grants, our board of directors noted that the fair value of the common stock subject to those options, as determined by our board of directors at the time of grant, was significantly less than the valuations that investment banking firms were discussing with us in connection with our preparation for our initial public offering. Our board of directors concluded that we should not ignore the discrepancies in valuation in evaluating whether those stock options had deferred stock-based compensation elements.

      As a result, in August 2005 our board of directors decided to determine retrospectively the fair value of our common stock as of the stock option grant dates in April and May 2005. In making these retrospective determinations, our board of directors considered a number of factors, including the October 2004 sales of our common stock to investors, our operating and financial performance, the increasing likelihood that we would pursue a public offering and valuation indications for our common stock received from investment bankers, the lack of liquidity in our common stock and trends in the market for medical device company stocks, and established per share fair values for our common stock of $7.59 in April 2005 and $9.09 in May 2005. We recorded deferred stock-based compensation of approximately $1.7 million and recognized $264,000 of amortization of deferred stock-based compensation in 2005 as a result of this retrospective valuation. As of December 31, 2005, we had approximately $1.4 million of deferred stock-based compensation, all of which relates to unvested options. We expect to record amortization of this deferred stock-based compensation of $0.4 million in each of 2006, 2007 and 2008 and $0.2 million in 2009, in each case subject to employee terminations.
      In September 2005, we performed another retrospective valuation of our common stock as of the May 2005 option grant date. The September 2005 retrospective determination of the fair value of our common stock was based on a discounted average value of two generally accepted valuation approaches: a market multiple approach and an income approach. The average was then reduced by a 5% marketability discount factor to reflect the illiquid nature of private company equity securities such as our common stock. The May 2005 grant date fair value as determined by the September 2005 valuation was $9.10 per share, which we believe supports the $9.09 fair value determined by the retrospective valuation performed by our management and our board of directors in August 2005.
      We use the Black-Scholes option pricing model to determine the fair value of each option grant to non-employees. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this option pricing model requires the use of highly subjective assumptions, including expected stock price volatility. These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions that are generally outside of our control.
      The determination of the fair value of our common stock has involved significant judgments, assumptions, estimates and complexities that impact the amount of deferred stock-based compensation recorded and the resulting amortization in future periods. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net income and net income per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the practice aid to determine the fair value of our common stock and that stock-based deferred compensation and related amortization have been recorded properly for accounting purposes.

Income Taxes
      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123(R) will no longer be an alternative to financial statement recognition. We will adopt SFAS 123(R) in the first quarter of fiscal 2006. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Upon adoption, Cynosure will apply the provisions of SFAS 123(R) to all unvested awards and to future awards.
      The adoption of SFAS 123(R)’s fair value method will have a significant impact on the Cynosure’s result of operations, although it will have no impact on Cynosure’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
      In November 2004, the Financial Accounting Standards Board issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Principles Board Opinion No. 43, Chapter 4, or SFAS 151. SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this pronouncement on January 1, 2006 and we do not expect the adoption with have a material impact on our financial condition or results of operation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than 90 days. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.
      A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 39% of our total international revenues for the year ended December 31, 2004. Substantially all of the remaining 61% were sales in euros, British pounds and Japanese yen. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 8.	Consolidated Financial Statements and Supplementary Data
      Refer to page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation
      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services
      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
PART IV

Item 15.	Exhibits, Financial Statements Schedules
      (a) 1. Financial Statements. The financial statements annexed to this report begin on page F-1.
      2. Financial Statements Schedules. The financial statement schedules annexed to this report beginning on page F-1 are incorporated by reference.
      3. Exhibits. The Exhibit Index annexed to this report is incorporated by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNOSURE, INC.

By:	/s/ Michael R. Davin

Michael R. Davin
President, Chief Executive Officer and
Chairman of the Board of Directors
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Davin Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 21, 2006

/s/ Timothy W. Baker Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2006

/s/ Ettore V. Biagioni Ettore V. Biagioni	Director	March 21, 2006

/s/ Andrea Cangioli Andrea Cangioli	Director	March 21, 2006

/s/ Paul F. Kelleher Paul F. Kelleher	Director	March 21, 2006

/s/ Leonardo Masotti Leonardo Masotti	Director	March 21, 2006

/s/ Thomas H. Robinson Thomas H. Robinson	Director	March 21, 2006

/s/ George J. Vojta George J. Vojta	Director	March 21, 2006

CYNOSURE, INC.

(1)	From November 2000 until May 2004, Cynosure, Inc. held an equity investment in Sona MedSpa International Inc., an operator and franchisor of spa franchises formerly known as Sona International Corporation and Sona International, Inc. Cynosure accounted for the investment using the equity method of accounting. The consolidated financial statements of Sona International Corporation and Sona International, Inc. have been included pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cynosure, Inc.
      We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of and for the year ended December 31, 2003 of Sona International Corporation (a corporation in which the Company had a 40% interest), have been audited by another auditor whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Sona International Corporation, is based solely on the report of the other auditor. In the consolidated financial statements, the Company’s equity in the net income of Sona International Corporation is stated at $737,000 for the year then ended.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of the other auditor the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 8, 2006

CYNOSURE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,

	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$4,028	$64,646
Accounts receivable (net of allowance of $460 and $696 respectively)	8,410	13,552
Amounts due from related parties (Notes 5 and 6)	—	72
Inventories	9,871	14,140
Prepaid expenses and other current assets	962	737
Deferred income taxes	—	1,804

Total current assets	23,271	94,951
Property and equipment, net	3,733	4,424
Other noncurrent assets	997	793

Total assets	$28,001	$100,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loan	$205	$161
Accounts payable	3,786	3,509
Amounts due to related party (Note 6)	900	960
Accrued expenses	6,433	7,173
Deferred revenue	848	3,626
Capital lease obligation	118	295
Note payable to related party	303	—

Total current liabilities	12,593	15,724
Capital lease obligation, net of current portion	476	814
Deferred revenue, net of current portion	—	123
Other noncurrent liability	—	42
Minority interest in consolidated subsidiary	292	314
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares as of December 31, 2005
Issued — no shares as of December 31, 2005	—	—
Common stock, $0.01 par value
Authorized — 15,000 shares as of December 31, 2004
Issued — 6,279 shares as of December 31, 2004	63	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares as of December 31, 2005
Issued — 11,065 shares as of December 31, 2005	—	11
Additional paid-in capital	12,990	79,070
Notes receivable from stockholders	(3)	—
Retained earnings	2,310	6,470
Deferred stock-based compensation	—	(1,426)
Accumulated other comprehensive loss	(433)	(687)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	14,640	83,151

Total liabilities and stockholders’ equity	$28,001	$100,168

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2003	2004	2005

Revenues	$25,525	$40,364	$56,262
Revenues from related party (Note 5)	1,600	1,269	—

Total revenues	27,125	41,633	56,262
Cost of revenues(1)	14,207	20,465	25,843

Gross profit	12,918	21,168	30,419
Operating expenses:
Sales and marketing	8,720	12,590	17,230
Research and development	2,481	3,139	3,173
General and administrative	3,766	4,092	4,999
Stock-based compensation(2)	76	136	406

Total operating expenses	15,043	19,957	25,808

(Loss) income from operations	(2,125)	1,211	4,611
Interest (expense) income, net	(62)	(122)	89
Gain on sale of investment	—	3,019	—
Other income (expense), net	1,822	976	(368)

(Loss) income before (benefit) provision for income taxes and minority interest	(365)	5,084	4,332
Provision (benefit) for income taxes	72	(276)	102
Minority interest in net income of subsidiary	63	64	70

Net (loss) income	$(500)	$5,296	$4,160

Basic net (loss) income per share	$(0.09)	$0.93	$0.64

Diluted net (loss) income per share	$(0.09)	$0.92	$0.54

Basic weighted average common shares outstanding	5,530	5,700	6,522

Diluted weighted average common shares outstanding	5,530	5,773	7,715

(1) Includes stock-based compensation of:	$10	$46	$63

(2) Stock-based compensation is attributable to the following categories:
Sales and marketing	32	37	276
Research and development	20	83	26
General and administrative	24	16	104

	76	136	406

Total stock-based compensation	$86	$182	$469

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In thousands)

			Class A and B
	Common Stock		Common Stock

					Additional	Notes Receivable	Retained	Deferred	Accumulated Other	Treasury Stock		Total
		$0.01 Par		$0.001 Par	Paid-In	from	(Deficit)	Stock-Based	Comprehensive			Stockholders	Comprehensive
	Shares	Value	Shares	Value	Capital	Stockholders	Earnings	Compensation	Income (Loss)	Shares	Cost	Equity	(Loss) Income

Balance at December 31, 2002	5,566	$56	—	$—	$10,716	$(130)	$(2,486)	$—	$21	(36)	$(287)	$7,890
Additional consideration from parent company for purchase of ownership interest (Note 8)	—	—	—	—	145	—	—	—	—	—	1,317	1,462
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	(1,317)	(1,317)
Repayment of notes receivable from stockholders	—	—	—	—	—	127	—	—	—	—	—	127
Issuance of stock purchase rights	—	—	—	—	86	—	—	—	—	—	—	86
Net loss	—	—	—	—	—	—	(500)	—	—	—	—	(500)	$(500)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(460)	—	—	(460)	(460)

Balance at December 31, 2003	5,566	56	—	—	10,947	(3)	(2,986)	—	(439)	(36)	(287)	7,288	$(960)

Sale of common stock	638	6	—	—	1,862	—	—	—	—	80	240	2,108
Issuance of common stock in connection with stock purchase rights	75	1	—	—	226	—	—	—	—	—	—	227
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(80)	(240)	(240)
Revaluation of stock purchase rights	—	—	—	—	(45)	—		—	—	—	—	(45)
Net income	—	—	—	—	—	—	5,296	—	—	—	—	5,296	$5,296
Cumulative translation adjustment	—	—	—	—	—	—	—	—	6	—	—	6	6

													$5,302

Balance at December 31, 2004	6,279	63	—	—	12,990	(3)	2,310	—	(433)	(36)	(287)	14,640
Sale of common stock	—	—	—	—	—	—	—	—	—	495	1,485	1,485
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(495)	(1,485)	(1,485)
Issuance of common stock from public offering, net of offering costs of $2,239	—	—	4,750	5	64,019	—	—	—	—	—	—	64,024
Conversion of common stock	(6,279)	(63)	6,279	6	57	—	—	—	—	—	—	—
Issuance of stock options to non- employees	—	—	—	—	205	—	—	—	—	—	—	205
Deferred stock- based compensation in connection with stock options issued to employees	—	—	—	—	1,690	—	—	(1,690)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	264	—	—	—	264
Repayment of note receivable from stockholders	—	—	—	—	—	3	—	—	—	—	—	3
Exercise of stock options	—	—	36	—	109	—	—	—	—	—	—	109
Net income	—	—	—	—	—	—	4,160	—	—	—	—	4,160	$4,160
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(254)	—	—	(254)	(254)

Balance at December 31, 2005	—	$—	11,065	$11	$79,070	$—	$6,470	$(1,426)	$(687)	(36)	$(287)	$83,151	$3,906

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2004	2005

Operating activities
Net (loss) income	$(500)	$5,296	$4,160
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,306	1,323	1,769
Gain on sale of investment	—	(3,019)	—
Stock-based compensation expense	86	182	469
Equity in investment income	(737)	(154)	—
Deferred income taxes	—	—	(1,846)
Minority interest in consolidated subsidiary	50	(101)	22
Changes in operating assets and liabilities:
Accounts receivable	(1,358)	(3,054)	(5,506)
Due from related party	(262)	262	(72)
Inventories	(719)	(3,884)	(4,078)
Net book value of demonstration inventory sold	126	1,068	315
Prepaid expenses and other current assets	259	25	(275)
Accounts payable	42	1,176	(242)
Due to related party	259	(342)	60
Accrued expenses	1,179	2,369	1,255
Deferred revenue	15	109	2,901
Other noncurrent liability	—	—	42

Net cash (used in) provided by operating activities	(254)	1,256	(1,026)
Investing activities
Purchases of property and equipment	(939)	(2,758)	(2,782)
Net proceeds from the sale of investment	—	3,058	500
Purchase of investment	(243)	(15)	—
Increase in other noncurrent assets	—	—	(165)

Net cash (used in) provided by investing activities	(1,182)	285	(2,447)
Financing activities
Payments on short-term loan and note payable to related party	(14)	(2,042)	(347)
Deposit received for purchase of common stock from investors	—	413	(413)
Deposit paid for repurchase of common stock	—	(413)	413
Proceeds from exercise of stock options	—	—	109
Proceeds from sale of common stock	1,462	2,108	1,485
Proceeds from initial public offering	—	—	64,024
Proceeds from note payable to related party	733	500	—
Repurchase of common stock	(1,317)	(240)	(1,485)
Payments received on stockholder notes	127	—	3
Payments on capital lease obligation	(310)	(233)	(185)

Net cash provided by financing activities	681	93	63,604
Effect of exchange rate changes on cash and cash equivalents	(424)	283	487

Net (decrease) increase in cash and cash equivalents	(1,179)	1,917	60,618
Cash and cash equivalents, beginning of year	3,290	2,111	4,028

Cash and cash equivalents, end of year	$2,111	$4,028	$64,646

Supplemental cash flow information
Cash paid for interest	$28	$37	$127

Cash paid for taxes	$—	$—	$1,777

Income tax refunds received	$218	$515	$—

Noncash investing and financing activities:
Inventory acquired via note payable to related party	$1,119	$—	$—

Assets acquired under capital lease	$117	$595	$700

Deferred compensation associated with stock option grants to employees	$—	$—	$1,690

Proceeds from the sale of investment held in escrow	$—	$500	$—

Transfer of fixed assets to inventory in connection with October 2005 Sona sale	$—	$—	$448

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business
      Cynosure, Inc. (Cynosure or the Company) develops, manufactures and markets aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions and temporarily reduce the appearance of cellulite. Cynosure markets and sells its products primarily to the dermatology, plastic surgery and general medical markets, both domestically and internationally. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.
      In May 2002, Cynosure sold 3,327,960 shares of common stock (representing a 60% ownership interest) to El.En. S.p.A. (El.En.) for approximately $9.8 million in cash. As a consequence, the results of Cynosure are consolidated in the financial statements of El.En. Final consideration of $1.5 million from the sale was received in May 2003 (see Note 8). During 2004, El.En. acquired 2,190,834 additional shares of Cynosure’s common stock from the Company and certain minority stockholders, increasing its ownership percentage of Cynosure to approximately 87%.
      In December 2005, Cynosure completed it’s initial public offering (IPO) of class A common stock at a price to the public of $15.00 per share. Cynosure sold 5,750,000 shares of class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. Cynosure received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. El.. En.’s ownership percentage of Cynosure as of December 31, 2005 is 35%.

2.	Summary of Significant Accounting Policies
      Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Components particularly subject to estimation include the allowance for doubtful accounts, inventory reserves and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure GmbH, Cynosure S.A.R.L., Cynosure UK Limited and Cynosure KK. Cynosure has a 52% interest in Suzhou Cynosure Medical Devices, Co., located in the People’s Republic of China, and the related financial statements have been consolidated. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
      Cynosure considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money-market funds.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Concentration of Credit Risk
      Management works to mitigate its concentration of credit risk with respect to accounts receivable through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Revenue includes export sales to foreign companies located principally in Europe, the Asia/ Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales considered by management to be at risk. Cynosure maintains reserves for potential credit losses based upon the aging of its receivable balances, known collectibility issues and its historical experience with losses. In the event that it is determined that the customer may not be able to meet its full obligation to Cynosure, Cynosure records a specific allowance to reduce the related receivable to the amount that Cynosure expects to recover given all information present. One customer accounted for 13% of revenues in 2004 and 12% and 13% of accounts receivable as of December 31, 2004 and 2005, respectively. No customer accounted for 10% or greater of revenue during 2003 or 2005. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2003	2004	2005

	(In thousands)
Balance at beginning of year	$705	$484	$460
Additions	176	160	243
Deductions	(397)	(184)	(7)

Balance at end of year	$484	$460	$696

Inventory
      Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,

	2004	2005

	(In thousands)
Raw materials	$2,381	$2,579
Work in process	2,413	2,259
Finished goods	5,077	9,302

	$9,871	$14,140

      Included in finished goods are lasers used for demonstration purposes. Cynosure’s policy is to include demonstration lasers as inventory for a period of up to one year after production at which time the demonstration lasers are either sold or transferred to fixed assets at the lower of cost or market and depreciated over their estimated useful life. Similar to any other finished goods in inventory, Cynosure accounts for such demonstration inventory in accordance with the policy for excess and obsolescence review of Cynosure’s entire inventory.
      Cynosure’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Cynosure regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Cynosure recognizes such costs as cost of goods

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sold at the time of such determination. Although Cynosure performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Cynosure’s inventory and reported operating results. Inventory reserve activity consisted of the following for the years ended December 31:

	2003	2004	2005

	(In thousands)
Balance at beginning of year	$1,182	$797	$812
Additions	379	529	581
Deductions	(764)	(514)	(374)

Balance at end of year	$797	$812	$1,019

      Cynosure purchases a significant raw material component from one vendor, who is the sole manufacturer of this component. A delay in the production capabilities of this vendor could cause a delay in Cynosure’s manufacturing, and a possible loss of revenues, which would adversely affect operating results.

Property and Equipment
      Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the respective lease term. Included in property and equipment are certain lasers that are used for demonstration purposes, as well as lasers to which Cynosure continues to hold title that are placed at customer locations under a revenue-sharing arrangement. Maintenance and repairs are charged to expense as incurred. Cynosure continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Cynosure evaluates the realizability of its long- lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, Cynosure believes that, as of each of the balance sheet dates presented, none of the Cynosure’s long-lived assets was impaired.

Revenue Recognition and Deferred Revenue
      Cynosure generates revenue from the sale of aesthetic treatment systems that are used by physicians and other practitioners to perform various non-invasive aesthetic procedures. These systems incorporate a broad range of laser and other light-based energy sources. Cynosure offers service and warranty contracts in connection with these sales.
      Cynosure recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Cynosure recognizes revenue from sales of its treatment systems and accessories upon delivery, provided there are no uncertainties regarding customer acceptance, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. Revenues from the sales of service and warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided. Payments received by Cynosure in advance of product delivery or performance of services are deferred until earned. Multiple-element arrangements are evaluated in accordance with the principles of Emerging Issues Task Force (EITF) Issue Number 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), and Cynosure allocates revenue among the elements based upon each element’s relative fair value.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cynosure has also entered into a revenue sharing arrangement with Sona MedSpa whereby Cynosure receives a percentage of the revenues related to the cosmetic procedures performed at Sona MedSpa locations. Cynosure recognizes this revenue in the period the procedure is performed. During the years ended December 31, 2003, 2004 and 2005, Cynosure recognized approximately $1,600,000, $2,402,000 and $1,241,000, respectively, under this revenue sharing arrangement.
      In accordance with the provisions of EITF Issue Number 00-10, Accounting for Shipping and Handling Costs (EITF 00-10), Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled $165,000, $210,000 and $327,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Shipping and handling costs included as a component of cost of revenue totaled $165,000, $210,000 and $445,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Product Warranty Costs
      Cynosure provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account:

	Years Ended December 31,

	2003	2004	2005

	(In thousands)
Balance at beginning of year	$863	$1,252	$1,610
Charged to expense	1,317	1,606	2,538
Costs incurred	(928)	(1,248)	(1,883)

Balance at end of year	$1,252	$1,610	$2,265

Research and Development
      Research and development costs consist of salaries and other personnel-related expenses of employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of Cynosure’s products. These costs are expensed as incurred.

Advertising Costs
      Cynosure expenses advertising costs as incurred. Advertising costs totaled $97,000, $252,000 and $405,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Foreign Currency Translation
      The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income (loss) within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency transaction gains (losses) of approximately $864,000, $558,000 and

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($278,000) during 2003, 2004 and 2005, respectively, which are included in other income in the consolidated statements of operations.

Comprehensive (Loss) Income
      Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss consists entirely of cumulative translation adjustments.

Fair Value of Financial Instruments
      The carrying value of Cynosure’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term loan, note payable to related party and capital leases, approximates their fair value at December 31, 2004 and 2005.

Stock-Based Compensation
      Cynosure accounts for its stock-based awards to employees using the intrinsic-value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under the intrinsic-value method, compensation expense is measured on the date of grant as the difference between the deemed fair market value of Cynosure’s common stock for accounting purposes and the option exercise price multiplied by the number of options granted. Generally, Cynosure grants stock options with exercise prices equal to the fair market value for accounting purposes of its common stock; however, to the extent that the deemed fair market value for accounting purposes of the common stock exceeds the exercise price, Cynosure records deferred stock-based compensation and amortizes the expense over the vesting schedule of the options, generally four years. The fair value for accounting purposes of Cynosure’s common stock is determined by the Company’s board of directors. Prior to the completion of the Cynosure’s IPO, Cynosure’s board of directors considers objective and subjective factors in determining the fair value of Cynosure’s common stock for accounting purposes. During the year ended December 31, 2005, Cynosure granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, recorded deferred stock-based compensation of approximately $1.7 million. Cynosure also provides the disclosure requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If compensation cost had been determined for stock options granted to employees based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS 123, Cynosure’s net (loss) income would have been the pro forma amount indicated below:

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except
	per share data)
Net (loss) income:
As reported	$(500)	$5,296	$4,160
Add: Stock-based employee compensation expense included in determination of net loss, net of tax	56	118	171
Less: Total stock-based employee compensation expense determined under the fair value-based method, net of tax	(215)	(611)	(636)

Pro forma net (loss) income:	$(659)	$4,803	$3,695

Basic net (loss) income per share — as reported	$(0.09)	$0.93	$0.64

Diluted net (loss) income per share — as reported	$(0.09)	$0.92	$0.54

Basic net (loss) income per share — pro forma	$(0.12)	$0.84	$0.57

Diluted net (loss) income per share — pro forma	$(0.12)	$0.83	$0.48

      For the purpose of SFAS 123 pro forma disclosures, Cynosure uses the Black-Scholes option pricing model to determine the fair value of each option granted to Cynosure employees. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because Cynosure’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
      The key assumptions used to apply this pricing model and the related weighted average fair values are as follows:

	Year Ended December 31,

	2003	2004	2005

Risk-free interest rate	1.30%	3.44%	3.88%
Expected dividend yield	—	—	—
Expected lives	1.5 years	5 years	5 years
Expected volatility	75%	75%	75%
Weighted average fair value	$0.90	$1.90	$7.06

Income Taxes
      Cynosure provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net (Loss) Income per Common Share
      Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. The reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Years Ended December 31,

	2003	2004	2005

	(In thousands)
Basic weighted average common shares outstanding	5,530	5,700	6,522
Weighted average common equivalent shares	—	73	1,193

Diluted weighted average common shares outstanding	5,530	5,773	7,715

      For the years ended December 31, 2003 and 2004, options to purchase approximately 165,000 and 123,000, were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive. There were no antidilutive shares for the year ended December 31, 2005.

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows (SFAS 95). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for the Company beginning January 1, 2006. Upon adoption, Cynosure will follow the modified prospective approach apply the provisions of SFAS 123(R) to all unvested awards and to future awards.
      The adoption of SFAS 123(R) ’s fair value method will have a significant impact on the Cynosure’s result of operations, although it will have no impact on Cynosure’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
      In November 2004, the FASB issued Statement of SFAS No. 151, Inventory Costs (SFAS 151), an amendment of APB Opinion No. 43, Chapter 4. The amendments made by SFAS 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges, and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. Cynosure is currently evaluating the impact that adoption of SFAS 151 will have on its financial positions and results of operations.

3.	Segment and Geographic Information
      In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), operating segments are identified as components of an enterprise about which

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief decision-maker, as defined under SFAS 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.
      The following table represents total revenue by geographic destination:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
United States	$11,375	$21,996	$28,867
Europe	6,477	9,901	12,725
Asia/ Pacific	6,728	6,515	7,059
Other	2,545	3,221	7,611

	$27,125	$41,633	$56,262

      Net assets by geographic area are as follows:

	December 31,

	2004	2005

	(In thousands)
United States	$17,205	$86,323
Europe	(1,116)	(1,812)
Asia/ Pacific	(501)	(264)
Eliminations	(948)	(1,096)

	$14,640	$83,151

      Long-lived assets by geographic area are as follows:

	December 31,

	2004	2005

	(In thousands)
United States	$5,100	$5,488
Europe	281	278
Asia/ Pacific	77	124
Eliminations	(728)	(673)

	$4,730	$5,217

      No individual country within Europe or Asia/ Pacific represented greater than 10% of total revenue or net assets for any period presented.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Accounts

Property and Equipment
      Property and equipment consists of the following at December 31:

	Estimated
	Useful	2004	2005
	Life
	(Years)	Cost	Cost

		(In thousands)
Equipment	3-5	$1,706	$2,134
Furniture and fixtures	5	394	629
Computer equipment and software	3	1,608	1,695
Leasehold improvements	5	340	631
Demonstration equipment	3	3,725	5,167
Revenue sharing lasers	3	2,430	1,133

		10,203	11,389
Less accumulated depreciation and amortization		(6,470)	(6,965)

		$3,733	$4,424

      Depreciation expense relating to property and equipment was $1,235,000, $1,275,000 and $1,733,000 for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2004 and 2005, the cost of assets recorded under capitalized leases was approximately $872,000 and $1,676,000, and the related accumulated amortization was approximately $260,000 and $581,000, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses
      Accrued expenses consist of the following at December 31:

	2004	2005

	(In thousands)
Accrued payroll and taxes	$1,504	$1,278
Accrued employee benefits	380	428
Accrued warranty costs	1,610	2,265
Stock purchase deposit	413	—
Accrued commissions	339	801
Accrued legal fees	562	67
Accrued other	1,625	2,334

	$6,433	$7,173

5.	Investment in Sona MedSpa
      As of December 31, 2003, Cynosure had invested $1,500,000 in the Series A preferred stock of Sona MedSpa International, Inc. (Sona MedSpa), a company that owns and operates hair removal clinics in the United States. Cynosure’s equity investment represented a 40% equity ownership which Cynosure accounted for under the equity method of accounting, which required classification of Sona MedSpa as a related party.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected Sona MedSpa financial information for the year ended December 31, 2003 is as follows:

2003

(In thousands)
Assets	$3,296

Liabilities	$2,284

Net revenue	$5,066

Net income	$1,313

      The Company recognized $737,000 and $154,000 as the Company’s share of Sona MedSpa’s (loss) income as a component of other (expense) income for the years ended December 31, 2003 and 2004, respectively.
      In May 2004, Cynosure sold its 40% equity interest in Sona MedSpa for $3.6 million, resulting in a $3.0 million gain. Of the sales price, $2.6 million was received in cash and $1.0 million was deposited in escrow to be received in three installments over the next 18 months. As of December 31, 2005, all amounts deposited in escrow were released to Cynosure.
      In connection with the original investment in Sona MedSpa, Cynosure also entered into a revenue sharing arrangement with Sona MedSpa whereby Cynosure provided lasers to Sona MedSpa and, in return, received a percentage of the revenues related to the aesthetic procedures performed at Sona MedSpa locations. Simultaneous with the sale of Cynosure’s equity investment, Cynosure sold certain lasers previously placed in Sona MedSpa clinics to Sona MedSpa for $1.2 million, which is included in revenues. Cynosure also entered into an amended laser placement and revenue sharing arrangement with the new owners of Sona MedSpa. Effective May 24, 2004, Cynosure had no ongoing ownership interest in Sona MedSpa and Sona MedSpa was no longer considered a related party.
      In October 2005, Cynosure entered into a preferred vendor agreement with Sona MedSpa whereby Cynosure sold certain of these systems to Sona Medspa for approximately $1.3 million which was recorded as deferred revenue as of December 31, 2005 as the fee was not fixed at the time of sale.
      During the years ended December 31, 2003, 2004 and 2005, Cynosure recognized approximately $1,600,000, $2,402,000 and $1,241,000, respectively, under the revenue sharing arrangement of which $1,600,000 and $1,269,000 are presented as related party revenues in the accompanying consolidated statement of operations for the year ended December 31, 2003 and for the period in 2004 prior to the sale of the equity interest. During 2000 and 2001, Cynosure agreed to guarantee certain Sona MedSpa lease commitments (see Note 12).

6.	Related Party Transactions
      Purchases of inventory from El.En. during the years ended December 31, 2003, 2004 and 2005 were approximately $1,648,000, $2,142,000 and $2,423,000, respectively. As of December 31, 2004 and 2005, amounts due to related party for these purchases were approximately $900,000 and $960,000. Cynosure had a note payable totaling $303,437, including accrued interest, at December 31, 2004 to El. En., which was paid in full in 2005. Amounts due from El.En. as of December 31, 2005 are $72,000 which represent services performed by Cynosure. There were no amounts due from El.En. as of December 31, 2004.
      During 2003, Cynosure made an investment in a private company that represents an approximate 2% ownership interest in the entity. During the years ended December 31, 2003, 2004 and 2005, Cynosure recognized revenue of $87,000, $251,000 and $365,000, respectively, related to laser sales to this entity. Cynosure’s investment of $257,000 is carried at the lower of cost or fair value.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Short-term Loan
      Cynosure’s short-term loan consists of a line of credit with a bank which expires on May 11, 2006 and bears interest at 5.11%. There are no amounts available for borrowing at December 31, 2005 and the note is due in full on May 11, 2006.

8.	Stockholders’ Equity

Common Stock Authorized
      In connection with the Cynosure IPO in December 2005, Cynosure restated it’s certificate of incorporation to create a dual class capital structure by authorizing $0.001 par value class A and class B common stock and reclassifying all of Cynosure’s shares of previously existing $0.01 par value common stock into shares of class B common stock. In addition, each outstanding option to purchase shares of common stock automatically became an option to purchase an equal number of shares of our class B common stock, with no other changes to the term of the option. Cynosure has authorized 61,500,000 shares of $0.001 par value class A common stock and 8,500,000 shares of $0.001 par value class B common stock. As of December 31, 2005, there were 5,887,258 shares of class A common stock issued and 5,177,958 shares of class B common stock issued.
      The rights, preferences and privileges of each class of common stock are as follows:

Voting Rights
      The holders of class A common stock and class B common stock have identical rights and will be entitled to one vote per share with respect to each matter presented to Cynosure stockholders on which the holders of common stock are entitled to vote, except for the approval rights of the holders of the class B common stock applicable to specified amendments to Cynosure’s certificate of incorporation and amendments of Cynosure’s bylaws by stockholders and except with respect to the election and removal of directors. El.En., Cynosure’s largest stockholder, is able to control the election of a majority of the members of Cynosure’s board of directors. El.En. owns 76% of Cynosure’s outstanding class B common stock, which comprises 35% of Cynosure’s aggregate outstanding common stock. Until El.En. beneficially owns less than 20% of the aggregate number of shares of Cynosure’s class A common stock and class B common stock outstanding or less than 50% of the number of shares of Cynosure’s class B common stock outstanding, El.En., as holder of a majority of the shares of Cynosure’s class B common stock, will have the right:

•	to elect a majority of the members of Cynosure’s board of directors;

•	to approve amendments to our bylaws adopted by Cynosure’s class A and class B stockholders, voting as a single class; and

•	to approve amendments to any provisions of Cynosure’s restated certificate of incorporation relating to the rights of holders of common stock, the powers, election and classification of the board of directors, corporate opportunities and the rights of holders of class A common stock and class B common stock to elect and remove directors, act by written consent and call special meetings of stockholders.
In addition, the holders of shares of Cynosure’s class B common stock will vote with Cynosure’s class A stockholders for the election of the remaining directors.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion
      Cynosure’s class A common stock is not convertible into any other shares of Cynosure’s capital stock.
      Each share of class B common stock is convertible into one share of class A common stock at any time at the option of the holder. In addition, each share of class B common stock shall convert automatically into one share of class A common stock upon any transfer of such share of class B common stock, whether or not for value.

Dividends
      Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of class A common stock and class B common stock shall be entitled to share equally, on a per share basis, in any dividends that Cynosure’s board of directors may determine to issue from time to time.

Liquidation Rights
      In the event of our liquidation or dissolution, the holders of class A common stock and class B common stock shall be entitled to share equally, on a per share basis, in all assets remaining after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuances of Common Stock
      In December 2005, Cynosure completed its IPO of 4,000,000 shares of common stock at $15.00 per share and sold an additional 750,000 shares of common stock at $15.00 per share as a result of the exercise of the over-allotment option by the underwriters of the IPO. The sale of the 4,750,000 shares of common stock in connection with the IPO resulted in net proceeds to Cynosure of approximately $64,024,000 after deducting underwriting discounts and offering-related expenses.
      During October and November 2004, Cynosure entered into Stock Subscription Agreements (the Agreements) with certain accredited investors for the purchase of 575,000 shares of Cynosure common stock at $3.00 per share. The purchase price was payable in two installments, 50% upon execution of the subscription agreement and 50% due April 1, 2005. Certain of the subscription agreements required a single payment due April 15, 2005. The first installment payment of $413,000 is recorded as a stock purchase deposit included as a component of accrued expenses in the accompanying balance sheet. The common stock sold under the Agreements was issued in April 2005.
      In connection with the signing of the stock subscription agreements, Cynosure entered into a Stock Purchase Agreement with El.En. to purchase 575,000 shares of Cynosure common stock at $3.00 per share to be delivered to the accredited investors pursuant to the subscription agreements. The payment terms of the Stock Purchase Agreement mirror those of the subscription agreement. The first installment payment of $413,000 is recorded as a stock purchase deposit in the other non-current assets section of the balance sheet. The common stock was purchased in April 2005 and recorded as a reduction of additional paid-in capital.
      During May 2002, Cynosure signed an agreement with El.En. to sell 3,327,960 shares of its common stock for a total purchase price calculated via a formula based on 2001 and 2002 revenue and operating results, as defined. An initial payment of $9,828,000 (net of issuance costs) was received in May 2002. In May 2003, Cynosure completed its sale to El.En. The total purchase price for the 60% ownership share was $11,290,000 (net of issuance costs). The final payment of $1,462,000 (net of issuance costs) was received in May 2003 and, in turn, was partially used to purchase the ownership interests of several minority owners. The payment of $1,317,000 to minority stockholders is reflected as an increase in the cost of treasury stock in the statements of stockholders’ equity.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock
      Cynosure has authorized 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preference rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

9.	Stock-Based Compensation

1992 Stock Option Plan
      In February 1992, the Board of Directors adopted, and the stockholders approved, the 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan provided for the grant of incentive stock options (ISOs), as well as nonstatutory options. The Board of Directors administered the 1992 Plan and had sole discretion to grant options to purchase shares of the Company’s common stock.
      The Board of Directors determined the term of each option, option price, number of shares for which each option was granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option was exercisable. The exercise price for options granted was determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of the Cynosure). The term of the options were set forth in the applicable option agreements, except that in the case of ISOs, the option term was not to exceed ten years (five years for ISOs granted to holders of more than 10% of voting stock of the Cynosure). A maximum of 2,250,000 shares of common stock were reserved for issuance in accordance with the 1992 Plan. Options granted under the 1992 Plan vested either (i) over a 50-month period at the rate of 24% after the first year and 2% each month thereafter until fully vested or (ii) after eight years with acceleration of vesting if certain performance measures were met, as defined in the agreements. All options granted under the 1992 Plan to date were issued at fair market value as determined by the Board of Directors. The 1992 Plan expired on the tenth anniversary of the date of its adoption by the Board of Directors in February 2002. Options outstanding as of this date continue to have force and effect in accordance with the provisions of the instruments evidencing such options.

2003 Stock Compensation Plan
      In July 2003, the Board of Directors approved the 2003 Stock Compensation Plan (the 2003 Plan), which granted nine Cynosure executives the right to purchase up to a maximum of 550,000 shares of Cynosure’s common stock at an exercise price of $2.00 per share. The deemed fair value of Cynosure’s common stock for accounting purposes on the date of grant was $2.25. As a result, Cynosure recorded compensation expense for the difference between the purchase price and the deemed fair value over the period the rights vest. The number of shares each executive can purchase was determined by a service ratio, which is determined by the number of whole or partial months an executive is employed by Cynosure relative to a stated service period, determined on an individual participant basis. Once the right to purchase the shares is vested, the executives are obligated to purchase shares on the earlier of (1) an acquisition of Cynosure, (2) 180 days following an initial public offering of Cynosure’s common stock or (3) December 31, 2004. If neither of the first two events occurred, Cynosure or El.En. had the discretionary right to purchase the rights at the then-fair value of the common stock determined by a formula dependent upon operating results. Furthermore, one executive had a put right requiring either Cynosure or El.En. to purchase the common stock at a price determined by the formula previously noted.
      During 2003, Cynosure recorded $86,000 of compensation expense associated with the 2003 Plan. For the year ended December 31, 2004, Cynosure recorded approximately $122,000 of cash and $182,000 of

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
non-cash stock-based compensation expense, respectively, associated with the 2003 Plan. A portion of the 2004 stock-based compensation expense resulted from Cynosure issuing 75,855 shares of common stock to certain executives, in lieu of acquiring stock purchase rights from the executives, who were active employees of Cynosure as of October 1, 2004, effectively terminating the 2003 Plan. All vested rights for executives who were no longer employees of Cynosure as of October 1, 2004 expired unexercised.

2004 Stock Option Plan
      In October 2004, the Board of Directors adopted and the stockholders approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.
      The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. As of December 31, 2005, a maximum of 1,791,001 shares of common stock are reserved for issuance in accordance with the 2004 Plan. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2005, there are no shares available for future grant under the 2004 Plan.
      In April and May 2005, Cynosure granted 10,000 and 358,200 options, respectively, to purchase common stock under the 2004 Plan. At the time of grant, these options were believed to have been issued at fair market value. Subsequently, the Board of Directors determined the April and May 2005 option grants were issued below the deemed fair market value for accounting purposes as supported by a retrospective valuation conducted by Cynosure and recorded approximately $1.7 million of deferred stock-based compensation expense which is being amortized over the vesting period of the options. During the year ended December 31, 2005, Cynosure amortized approximately $264,000 related to this deferred stock-based compensation expense.
      In May 2005, Cynosure granted approximately 18,000 options to non-employees under the 2004 Plan. In connection with this grant, Cynosure recorded $205,000 of stock-based compensation expense.

2005 Stock Incentive Plan
      In August 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the 2005 Plan) which was approved by our stockholders in December 2005. The 2005 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2005 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.
      The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. The number

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of shares of class A common stock reserved for issuance under the 2005 stock incentive plan is 558,999 shares. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2005, there are 536,499 shares available for future grant under the 2005 Plan.
      Stock option activity under the 1992 Plan, the 2004 Plan and the 2005 Plan is as follows:

			Weighted-
	Number of	Exercise Price	Average Exercise
	Options	Range	Price

Outstanding, December 31, 2002	165,438	$3.00 - 4.00	$3.33
Forfeited	(42,884)	3.25 - 3.50	3.29

Outstanding, December 31, 2003	122,554	3.00 - 4.00	3.34
Granted	1,422,459	3.00	3.00
Forfeited	(64,755)	3.00 - 3.50	3.29

Outstanding, December 31, 2004	1,480,258	3.00 - 4.00	3.02
Granted	408,700	3.00 - 15.00	5.04
Exercised	36,198	3.00	3.00
Forfeited	(31,582)	3.00 - 4.50	3.43

Outstanding, December 31, 2005	1,821,178	$3.00 - $15.00	$3.46

Exercisable, December 31, 2005	574,828	$3.00 - $ 4.50	$3.08

Exercisable, December 31, 2004	317,973	$3.00 - $ 4.00	$3.07

Exercisable, December 31, 2003	70,317	$3.00 - $ 4.00	$3.41

      The following table summarizes information about stock options outstanding:

December 31, 2005

		Weighted-
		Average
	Options	Remaining	Options
Exercise Price	Outstanding	Contractual Life	Exercisable

$3.00	1,382,342	8.77	509,842
$3.25	31,901	4.42	31,901
$3.50	7,438	5.60	7,438
$4.00	7,647	3.61	7,647
$4.50	369,350	9.38	18,000
$15.00	22,500	9.94	0

	1,821,178	8.80	574,828

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004

		Weighted-
		Average
	Options	Remaining	Options
Exercise Price	Outstanding	Contractual Life	Exercisable

$3.00	1,423,743	9.77	263,743
$3.25	38,447	5.76	37,581
$3.50	9,838	6.67	8,419
$4.00	8,230	4.54	8,230

	1,480,258	9.61	317,973

10.	Income Taxes
      As of December 31, 2005, Cynosure had state tax credits of approximately $500,000 to offset future tax liability, and state net operating losses of approximately $425,000 to offset future taxable income. If not utilized, these credit carryforwards will expire at various dates through 2019, and the losses will expire through 2024. Cynosure also had foreign net operating losses of approximately $2,992,000 available to reduce future foreign taxable income which will expire at various times through 2024. Foreign net operating losses in Germany do not expire. Cynosure has a net deferred tax asset before consideration of valuation allowances arising principally from foreign net operating loss and state credit carryforwards, accruals and other reserves. Based upon the weight of the available evidence, it is more likely than not that a portion of the deferred tax assets will not be realized and, accordingly, that amount has been fully reserved.
      Significant components of Cynosure’s net deferred tax assets as of December 31, 2004 and 2005 are as follows:

	2004	2005

	(In thousands)
Deferred tax assets (liabilities):
Domestic net operating loss and tax credit carryforwards	$1,024	$516
Foreign net operating loss carryforwards	1,046	1,166
Reserves and allowances	1,438	1,321
Depreciation	(314)	(65)
Other temporary differences	187	590
Valuation allowance for deferred tax assets	(3,381)	(1,682)

Net deferred tax assets	$—	$1,846

      The net change in valuation allowance from the prior year is primarily due to the realization in 2005 that the deferred tax assets related to certain temporary differences will more likely than not be realized based on future projections of taxable income. The valuation allowance as of December 31, 2005 relates to state tax credit carryforwards and foreign net operating loss carryforwards.

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (Loss) income before income tax (benefit) provision and minority interest consists of the following:

	2003	2004	2004

Domestic	$144	$4,124	$4,156
Foreign	(509)	960	176

Total	$(365)	$5,084	$4,332

      In 2004, Cynosure applied for a $515,000 refund claim, of which $476,000 was carried back to its 1997 U.S. income tax return filings and the remainder carried back to its 1998 U.S. income tax return filings. This amount was received in 2004 and was recorded as a net income tax benefit in the 2004 statement of operations.
      The (benefit) provision for income taxes consists of:

	2003	2004	2005

	(In thousands)
Current:
Federal	$—	$(491)	$1,573
State	72	215	119
Foreign	—	—	256

Total current	72	(276)	1,948
Deferred:
Federal	—	—	(1,660)
State	—	—	(186)
Foreign	—	—	—

Total deferred	—	—	(1,846)

	$72	$(276)	$102

      A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2003	2004	2005

Income tax (benefit) provision at federal statutory rate:	(34.0)%	34.0%	34.0%
Increase (decrease) in tax resulting from —
State taxes	—	—	1.8
Nondeductible expenses	7.9	1.0	0.9
Change in valuation allowance	38.5	(42.1)	(38.5)
Stock-based compensation	7.9	1.3	3.7
Other	(0.6)	0.4	0.5

Effective income tax rate	19.7%	(5.4)%	2.4%

11.	401(k) Plan
      Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. There were no employer matches for the years ended December 31, 2003, 2004 or 2005.

12.	Commitments and Contingencies

Lease Commitments
      Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through March 2012. Rent expense for the years ended December 31, 2003, 2004 and 2005 was approximately $720,000, $789,000 and $913,000 respectively.
      Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through December 2010.
      Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating	Capital
	Leases	Leases

2006	$824	$384
2007	791	335
2008	767	326
2009	795	216
2010	824	61
Thereafter	1,291	—

Total minimum lease payments	$5,292	$1,322

Less amount representing interest		(213)

Present value of obligations under capital leases		$1,109
Current portion of capital lease obligations		295

Capital lease obligations, net of current portion		$814

Lease Guarantees
      During 2000 and 2001, Cynosure guaranteed the lease obligations for two locations that are operated by Sona MedSpa, and will be obligated to pay these leases if Sona MedSpa cannot make the required lease payments. Minimum lease payments guaranteed by Cynosure as of December 31, 2005 are as follows, in thousands:

Years Ending December 31,
2006	$92
2007	93
2008	54
2009	42
2010	42
Thereafter	19

$342

CYNOSURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      On May 24, 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Although Cynosure is continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, Cynosure expects the number of unsolicited facsimiles to be very large. Cynosure is vigorously defending the lawsuit and has filed initial briefs and motions with the court. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
      From time to time, Cynosure is subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against Cynosure incident to the operation of its business, principally product liability. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Cynosure. Cynosure establishes accruals for losses that management deems to be probable and subject to reasonable estimate. Cynosure management believes that the ultimate outcome of these matters will not have a material adverse impact on Cynosure’s consolidated financial position, results of operations or cash flows.

13.	Summary Selected Quarterly Financial Data (Unaudited)
      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2005. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004

Revenues	$7,477	$11,694	$10,236	$12,226
(Loss) income from operations	$(777)	$1,071	$833	$84
Net (loss) income	$(368)	$3,979	$931	$754
Basic net (loss) income per share	$(0.07)	$0.72	$0.17	$0.12
Diluted net (loss) income per share	$(0.07)	$0.72	$0.17	$0.12

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005

Revenues	$12,258	$12,822	$15,041	$16,141
Income from operations	$575	$693	$1,632	$1,711
Net income	$237	$288	$1,106	$2,529
Basic net income per share	$0.04	$0.05	$0.18	$0.34
Diluted net income per share	$0.03	$0.04	$0.15	$0.29

T. James Hammond
Certified Public Accountant
4460 Corporation Lane, Suite 307
Virginia Beach, VA 23462
Phone 757-473-0666 Fax 757-456-9438
Email: tjhcpa@verizon.net
INDEPENDENT AUDITOR’S REPORT
Sona International Corporation
Chesapeake, VA
Officers & Directors:
      I have audited the accompanying consolidated balance sheets of Sona International Corporation as of December 31, 2003 and December 31, 2002, the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.
      I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
      In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sona International Corporation as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ T. James Hammond
Virginia Beach, Virginia
February 4, 2004
Member of the American Institute and the Virginia Society of Certified Public Accountants

SONA INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current Assets
Cash	$1,463,831	$351,854
Accounts Receivable — Trade	460,182	109,274
Accounts Receivable — Related Parties	62,425	40,687
Accounts Receivable — Stockholder	3,375	0
Note Receivable	55,099	127,251
Prepaid Franchise Incentive	218,906	38,700
Inventory	80,446	41,373
Prepaids	41,671	96,074
Prepaid Laser Costs	162,252	181,580

Total Current Assets	2,548,187	986,793
Fixed Assets
Property, Plant and Equipment	543,752	298,489
Intangible Assets	69,577	84,461

Total Fixed Assets	613,329	382,950
Other Assets
Deposits	18,301	5,702

Total Other Assets	18,301	5,702

Total Assets	$3,179,817	$1,375,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$325,359	$79,590
Current Maturities Long Term Debt	32,543	33,608
Due from Stockholder	0	1,325
Accrued Liabilities	347,377	152,909
Accrued Income Taxes	13,729	0
Deferred Income Taxes	45,384	0
Deferred Franchise Fees	373,553	217,840
Deferred Laser Fees	896,848	1,000,807

Total Current Liabilities	2,034,793	1,486,079

Long Term Liabilities
Installment Notes Payable	133,910	191,279

Total Long-Term Liabilities	133,910	191,279

Stockholders’ Equity
Common Stock	1,910	1,910
Preferred Stock	1,500,000	1,500,000
Retained Earnings	(490,796)	(1,803,823)

Total Stockholders’ Equity	1,011,114	(301,913)

Total Liabilities and Stockholders’ Equity	$3,179,817	$1,375,445

See Independent Auditor’s Report and Notes to Consolidated Financial Statements.

SONA INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31, 2003 and 2002

	2003	2002

Sales
Franchise Sales	$2,470,056	$184,500
Laser Royalties	843,702	399,849
Product Sales — Franchise	274,558	80,880
Clinic Sales	1,477,734	1,886,926

Total Sales	5,066,050	2,552,155
Cost of Sales	751,900	705,588

Gross Profit	4,314,150	1,846,567
Operating Expenses	3,412,562	2,343,559

Income from Operations	901,588	(496,992)
Other Income and Expenses
Interest Expense	(17,413)	(35,336)
Interest Income	13,613	883
Gain on Sale of Clinic	473,917	421,942

Total Other Income and Expenses	470,117	387,489

Income Before Taxes	1,371,705	(109,503)

Income Taxes
State Corp Income Tax	13,294	0
Deferred Income Tax Expense	45,384	0

Total Income Taxes	58,678	0
Net Income	1,313,027	(109,503)
Beginning Retained Earnings	(1,803,823)	(1,694,320)

Ending Retained Earnings	$(490,796)	$(1,803,823)

See Independent Auditor’s Report and Notes to Consolidated Financial Statements.

SONA INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities
Net income (loss)	$1,313,027	$(109,503)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,172	122,397
(Gain) loss on disposal of clinic	(473,917)	1,148
(Increase) decrease in accounts receivable	(376,021)	(80,432)
(Increase) decrease in prepaid expenses	(106,475)	(195,429)
(Increase) decrease in inventories	(39,073)	(4,693)
(Increase) decrease in other assets	0	(127,251)
Increase (decrease) in accounts payable	244,444	18,737
Increase (decrease) in accrued liabilities	208,197	210,722
Increase (decrease) in deferred income tax	45,384	0
Increase (decrease) in deferred revenue	526,332	585,667

Total Adjustments	134,043	530,866

Net cash provided (used) by operating activities	1,447,070	421,363

Cash flow from investing activities:
Cash payments for the purchase of property	(387,320)	(24,401)
Cash payments for intangible assets	10,000	(89,111)
Cash received (paid) for deposits	(12,599)	3,671
Cash proceeds for the sale of property	0	109,466

Net cash provided (used) by investing activities	(389,919)	(375)
Cash flow from financing activities:
Principal payments on long-term debt	(20,075)	(119,817)
Proceeds from sale on note receivable	74,901	0

Net cash provided (used) by financing activities	54,826	(119,817)

Net increase (decrease) in cash and equivalents	1,111,977	301,171
Cash and equivalents, beginning of year	351,854	50,683

Cash and equivalents, end of year	$1,463,831	$351,854

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest Expense	$17,413	$35,336
Income Tax Expense	$13,294	$0
See Independent Auditor’s Report and Notes to Consolidated Financial Statements.

SONA INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2003 and 2002
Note 1 — Business and Organization
      Sona International Corporation, through its wholly owned subsidiaries (Sona Laser Centers, Inc. and National Franchise Realty, Inc.), sells franchises for laser hair removal centers. The Company also owns and operates two laser hair removal centers. Beginning in January 2004 the Company will also offer laser skin rejuvenation and related skin care products.
Note 2 — Summary of Significant Accounting Policies
      Sale of franchises — The franchise contracts require a series of payments by new franchises from the date of signing of the contract until the opening of a clinic. The Company recognizes revenue from these payments when all services required by the contract have been provided to the franchisee. Advance payments for services not yet provided are recorded as deferred revenue.
      Continuing franchise revenue — Franchises pay a continuing laser placement, servicing, marketing and consulting fee based on their revenue. The continuing fees are recognized as they become receivable from the franchise. A portion of these fees are paid to the laser manufacturer under a laser placement agreement. The Company recognizes revenue for the net amount of these fees received less fees paid to the laser manufacturer.
      Product sales — The Company sells two products which enhance the laser hair removal process, The price charged to franchises and affiliates for these products is at a price above the cost of the product to the Company. Company owned centers sell these products to its customers at a retail price higher than the price to franchisees and affiliates.
      Revenue from services performed in Company owned laser hair removal centers is recognized when services are performed. The Company offers discounts for pre-payment of future services. The payment for future services net of the related discount is recorded as deferred income. Revenue is recognized when the services are performed.
      Expense of Lasers — The Company pays for its lasers under a laser placement agreement, which requires the Company to pay the laser manufacturer a percentage of service fees collected. Laser costs under this agreement are recognized as expense when services are performed. Laser costs associated with deferred services are held as prepaid laser costs until the related services are performed.
      Inventories — Inventory is recorded at cost using first-in first-out method.
      Cash and cash equivalents — For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
      Concentration of credit risk — At December 31, 2003 and at various times during the period then ended, the Company had deposits with a financial institution of more than $100,000, which is the limit currently insured by the Federal Deposit Insurance Corporation.

SONA INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fixed assets — Fixed assets are valued at cost and are depreciated using the declining balance method over the economic useful life of the assets, which ranges from three to seven years.

	2003	2002

Furniture and office equipment	$328,774	$131,712
Software & development	17,955	7,965
Leasehold improvements	388,314	304,016

Subtotal	735,043	443,693
Less accumulated depreciation	(191,291)	(157,030)

	543,752	286,663
Assets not in service	0	11,826

Total	$543,752	$298,489

      For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and the betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expenses for 2003 and 2002 were $80,288 and $103,294 respectively.
      Intangible assets — Intangible assets include the costs of acquiring capital and the cost of developing the franchise agreements. The costs of capital are the costs incurred to acquire the series A preferred stock. Amortization expenses for 2003 and 2002 were $24,883 and $22,140 respectively.

	2003	2002

Cost of capital	$47,228	$47,228
Franchise cost	70,736	60,736

	117,964	107,964
Accumulated amortization	(48,386)	(23,503)

	$69,578	$84,461

      Fair value of financial instruments — The carrying values of cash and accounts payable approximate their fair values principally because of the short-term maturities of these instruments.
      Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Note 3 — Sale of Branch Operation
      The Company sold its Richmond branch in 2002. The gain on the sale is reported net of tax effect. The company financed the sale. The note was for $150,000 payable with a monthly payment based on a 60 month amortization at 8%. The contract requires acceleration of principal payments if certain sales volumes are net, and a balloon payment on the first anniversary date of the note. The purchase is in default as of December 31, 2003. A reserve for bad debts has been established for the note and other related receivables.
      The Company sold its Charlotte branch in 2003. The gain on the sale is reported net of tax effect. The company financed the sale. The note was for $175,000 at 7% interest. Payment is based on percent of prior month sales. The balance at December 31, 2003 is $100,099. The purchaser assumed notes payable of $95,927 and deferred liabilities of $391,772 for services not rendered to current clients.

SONA INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Leasehold Notes Payable
      The Company capitalizes the cost of leasehold improvements at the clinics. The improvements are financed by the owners of the properties. The notes are amortized over the term of the leases

			Long-Term Portion
	Monthly	Interest
	Payment	Rate	2003	2002

Ranco Road Assoc	$898	10.00	$35,406	$42,265
Ranco Road Assoc	203	10.00	8,412	9,926
Friendly Assoc. LP	687	12.00	40,375	43,566
309 South Sharon	2,035	12.00	0	97,993
E3 LLC	775	11.00	44,738	0

Sub total			128,931	193,750
Less Current Portion			(17,699)	(24,948)

			$111,232	$168,802

      Maturities of leasehold notes for the next five years are as follows:

2004	$22,144
2005	$23,569
2006	$25,152
2007	$26,913
2008	$24,955
Note 5 — Capitalized Equipment Leases
      The Company has capitalized leases on office equipment. Lease terms vary but are primarily five years in duration.

			Long-Term Portion
	Monthly	Interest
	Payment	Rate	2003	2002

Dell Leasing	$254	17.85%	$3,433	$5,092
Great American	94	14.08%	1,961	2,757
Dell Leasing	108	15.75%	1,640	2,597
Great American	82	13.36%	1,910	2,644
Great American	94	9.00%	2,379	3,330
IOS Capital	67	13.50%	1,279	1,636
IOS Capital	67	13.50%	1,279	1,636
IOS Capital	67	13.50%	1,310	1,658
IOS Capital	67	13.50%	1,430	1,724
Great American	106	17.80%	2,399	3,460
Great American	133	14.40%	3,606	4,603
HPSC	457	9.03%	14,896	0

			37,522	31,137
Less Current Portion			(14,844)	(8,660)

			$22,678	$22,477

SONA INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long term leases:
2004	$13,388
2005	$8,628
      The Company sold the Richmond clinic during 2002. The equipment leases were not assignable. The Company remains liable on three Richmond leases. It has an offsetting note receivable from the buyers of the Richmond clinic in the amount of $7,435. The purchaser of the Richmond clinic is in default of the purchase agreement.
Note 6 — Leases
      The Company leases space for its main office and for each of the clinics. The lease terms for the clinics are for seven to ten years. Rent expense is net of capitalized leasehold notes. Most leases include annual increases of 3%-5%.
      Minimum lease payments for the next five years:

2004	$205,988
2005	$207,886
2006	$214,277
2007	$221,837
2008	$175,521
Note 7 — Income Taxes
      The Company had net operating loss carryforwards which were used in 2003. It has $68,121 available for future years. The Company has a deferred tax liability of $45,384 resulting from timing differences in depreciation expense. Income tax expense consists of:

Currently payable
Federal	$0
State	13,729
Deferred Federal	45,384
State	0

Total	$59,113

Note 8 — Stockholders’ Equity
      On September 22, 2000 the founder and sole shareholder at that time voluntarily reduced his number of common shares held from 100 to 41. On this date the Company also sold 19 shares of common stock to members of management of the Company for $100 per share.
      On October 27, 2000 the Company authorized 200 shares of Series A Preferred Stock. The preferred stock is equal to or senior to common stock of the Company with respect to dividend, redemption and liquidation rights. All preferred stock has equal voting rights with common stock. Preferred stock is convertible into an equal number of common stock shares at the option of the holder. However, should the Company consummate a public offering of at least $10 million at a price of at least $10 per share the preferred stock outstanding at that time must convert to common stock. Based on an amendment to the shareholders agreement dated April 30, 2002, after December 31, 2005 a preferred stockholder may purchase additional common stock shares outstanding at the then current fair market value.

SONA INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 31, 2000 the Company entered into a Series A Preferred Stock Purchase Agreement (the “Agreement”) with Cynosure, Inc. (“Cynosure”), in accordance with this Agreement, the Company issued 40 shares of Series A Preferred Stock to Cynosure for its investment in the Company of $1,500,000 over three closings. The initial closing was October 31, 2000 in which the Company issued Cynosure 15 shares of Class A Preferred Stock in return for $600,000. Between January 1 and December 31, 2001 Cynosure invested $900,000 in the Company in return for an additional 25 shares of Class A Preferred Stock.
Note 9 — Transactions with Related Parties
      The company has an exclusive laser placement agreement and a consulting agreement with Cynosure, Inc., a minority investor in the Company. The laser placement agreement requires Cynosure to place lasers of the latest available Cynosure technology in all franchises and Company owned laser centers. Cynosure must maintain the lasers in good working order. In return, the Company exclusively uses Cynosure lasers and pays Cynosure fees based on cash collected for laser hair removal services. Sona paid Cynosure $322,012 in 2003 and $492,438 in 2002 for Company owned centers.
      Sona has entered into an agreement to purchase two products from companies owned by major shareholders. The products enhance the laser treatments. The agreements are not exclusive and require the related companies to sell the products to Sona at preferred pricing and pay Sona a royalty for using its name in one of the products, Sona purchased $43,349 of products from the related companies in 2003 and $59,445 in 2002.
Note 10 — Commitments and Contingencies
      The Company is subject to certain government regulations at the federal and state levels in relation to the performance of its laser hair removal procedures.
      The Company may be exposed to professional liability and other claims by providing laser hair removal procedures to the public. The Company maintains professional liability insurance on each of its centers. Each center also has an independent contractor as medical director, who is a physician and these physicians are required to carry their own professional liability insurance. The Company also maintains professional liability coverage for its directors and officers and general liability insurance.
Note 11 — Franchise Agreements
      The Company has franchise agreements for 50 markets for which 11 centers have opened for business at December 31, 2003 and 21 centers were in various stages of development. The Company also has a license agreement for 1 market in which 1 center has opened for business at December 31, 2003.

SONA INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Advertising
      Advertising is expensed as incurred. No advertising costs are capitalized.
Note 13 — Profit Sharing Plan
      The Company has established a qualified profit sharing plan for all eligible employees. The Company contributed $75,000 to the plan for 2003.
Note 14 — Accrued Expenses
      Accrued expenses consist of the following at December 31:

	2003	2002

Accrued revenue share	$232,070	$68,898
Accrued other	115,307	84,011

	$347,377	$152,909

Lattimore Black Morgan & Cain PC
Certified Public Accountants and Business Advisors
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders of
Sona International, Inc. and subsidiaries:
      We have audited the accompanying consolidated balance sheet of Sona International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sona International, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lattimore Black Morgan & Cain, P.C.
Brentwood, Tennessee
June 2, 2005, except for Note 16, as to which the date is March 23, 2006

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2004

ASSETS
Current assets:
Cash	$130,746
Marketable securities	200,000
Accounts receivable, less allowance for doubtful accounts of approximately $546,000	1,657,108
Inventories	739,855
Prepaid expenses	287,203
Current portion of notes receivable	115,406

Total current assets	3,130,318
Property and equipment, net	3,521,296
Deposits	27,887
Notes receivable, excluding current portion	246,722

$6,926,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$145,993
Advisory service fee due to related party	90,726
Accounts payable	908,265
Accrued expenses	1,688,608
Income taxes	35,445
Deferred revenue	1,382,799

Total current liabilities	4,251,836
Long-term debt, excluding current installments	513,809
Subordinated debt — related party	3,814,444

Total liabilities	8,580,089

Stockholders’ equity (deficit):
Series A Convertible Participating Redeemable Preferred stock, no par value; 200 shares authorized, 40 shares issued and outstanding	1,500,000
Common stock, no par value; 1,000 shares authorized, 60 shares issued and outstanding	1,910
Accumulated deficit	(3,155,776)

Total stockholders’ equity (deficit)	(1,653,866)

$6,926,223

See accompanying notes to the consolidated financial statements.

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Operations and Accumulated Deficit
Year Ended December 31, 2004

2004

Revenues:
Franchise fee revenue	$5,851,917
Company owned centers — revenue	2,138,435
Product revenues	1,515,617

Total revenues	9,505,969
Expenses:
Sales and marketing expense	1,687,985
Employment expense	3,878,337
General and administrative expense, including bad debt expense of $604,407	2,963,450
Product costs, including $644,407 paid to related parties	1,424,977
Rent expense	391,465
Professional fees expense, including $90,726 to a related party	776,365
Travel and entertainment expense	657,359
Other operating expense	20,620

Total operating expenses	11,800,558

Loss from operations	(2,294,589)

Other income (expense):
Interest expense	370,663
Interest income	9,552
Other income (expense)	26,165

Total other income (expense)	(334,946)

Loss before income taxes	(2,629,535)
Income taxes	35,445

Net loss	(2,664,980)
Accumulated deficit at beginning of year	(490,796)

Accumulated deficit at end of year	$(3,155,776)

See accompanying notes to the consolidated financial statements.

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Year Ended December 31, 2004

2004

Cash flows from operating activities:
Net loss	$(2,664,980)
Adjustments to reconcile net income to cash flows used by operating activities:
Depreciation and amortization	792,991
Provision for doubtful accounts	604,407
(Increase) decrease in operating assets:
Accounts and notes receivable	(2,042,562)
Inventories	(659,409)
Prepaid expenses	135,626
Other assets	59,990
Increase (decrease) in operating liabilities:
Advisory service fee due to related party	90,726
Accounts payable	582,906
Accrued expenses	1,341,231
Income taxes	(23,668)
Deferred revenue	112,398

Total adjustments	994,636

Net cash used by operating activities	(1,670,344)

Cash flows from investing activities:
Purchases of property and equipment	(3,770,535)
Purchase of marketable securities	(200,000)

Net cash used by investing activities	(3,970,535)

Cash flows from financing activities:
Proceeds from long-term debt	527,573
Proceeds from subordinated debt, net	3,814,444
Payments of long-term debt	(34,223)

Net cash provided by financing activities	4,307,794

Decrease in cash and cash equivalents	(1,333,085)
Cash at beginning of year	1,463,831

Cash at end of year	$130,746

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$28,418

Income taxes	$—

See accompanying notes to the consolidated financial statements.

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Nature of operations
      Sona International, Inc. and its wholly owned subsidiaries (Sona Laser Centers, Inc. and National Franchise Realty, Inc.), (collectively, the “Company”) develop, operate and franchise laser hair removal and skin rejuvenation centers, through out the United States of America.

2.	Summary of significant accounting policies

(a)	Principles of consolidation
      These consolidated financial statements include the accounts of the Sona International, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b)	Marketable securities
      Securities consist of a certificate of deposit and are classified as held to maturity.

(c)	Receivables and credit policies
      Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from invoice date. Notes receivable are generally collateralized by equipment sold to franchisees and are collectible monthly over various terms. Late or interest charges on delinquent accounts are not recorded until collected. The carrying amount of accounts and notes receivable is reduced by a valuation allowance, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions.

(d)	Inventories
      Inventories consist of products used in the laser hair removal and skin rejuvenation process and are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market (net realizable value).

(e)	Property and equipment
      Property and equipment is stated at cost. Depreciation is provided over the assets’ estimated useful lives using the straight-line method ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated lives or the respective lease terms.

(f)	Income taxes
      The amount provided for income taxes is based upon the amounts of current and deferred taxes payable or refundable at the date of the consolidated financial statements as a result of all events recognized in the consolidated financial statements as measured by the provisions of enacted tax laws.
      Deferred income taxes are recognized for differences between the basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the expected amount to be realized.

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Revenue recognition
      Company-owned centers — revenue includes the sale of laser hair removal or skin rejuvenation services and are recognized when the services are performed. Revenue from the sale of products are recognized at the time of product delivery.
      Franchise operations — Revenue from franchising activities is recognized based on the terms of the underlying agreements and are included in franchise fee revenue.
      Development agreements — In general, the Company’s development agreements provide for the development of a specified number of centers within a defined geographic territory in accordance with a schedule of opening dates. Development schedules cover specified periods of time and typically have benchmarks for the number of centers to opened at six to twelve month intervals. Development agreement fees are collected when the related agreements are executed, are nonrefundable and are included in franchise fee revenue.
      Franchise fees — In general, the Company’s franchise agreements provide for the payment of a one-time fee associated with the opening of a new center and an ongoing royalty based on a percentage of center sales and are included in franchise fee revenue.
      Development fees and franchise fees are recorded as deferred revenue when received and are recognized as revenue when the centers covered are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. Royalties are recognized as income monthly when franchisees report their revenues.
      The Company provides lasers to its franchisees and Company owned centers under a laser placement agreement whereby revenues from the use of the lasers are shared with the laser manufacturer.

(h)	Advertising and promotion costs
      Advertising and promotion costs are expensed as incurred.

(i)	Realization of long-lived assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)	Use of estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)	New accounting pronouncement
      In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
enterprises of variable interest entities (“VIE”). In December 2003, the FASB issued FIN No. 46(R) , Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003), which replaced FIN No. 46. FIN No. 46(R) was primarily issued to clarify the required accounting for interests in VIEs. FIN No. 46(R) will be effective January 1, 2005 for the Company. Management is currently assessing the impact of FIN No. 46(R) on the Company’s consolidated financial position and results of operations.

3.	Credit risk and other concentrations
      The Company generally maintains cash and cash equivalents on deposit at banks in excess of federally insured amounts. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

4.	Property and equipment
      A summary of property and equipment as of December 31, 2004 is as follows:

2004

Furniture and office equipment	$3,788,796
Software and development costs	53,307
Leasehold improvements	622,822

Subtotal	4,464,925
Less accumulated depreciation and amortization	(943,629)

Total	$3,521,296

5.	Income taxes
      The provision for income taxes during 2004 is as follows:

2004

Current tax expense:
Federal	$—
State	35,445

Total current tax expense	35,445

Deferred tax expense:
Federal	—
State	—

Total deferred tax expense	—

Total provision for income taxes	$35,445

      The actual income tax expense differs from the expected income tax expense because Sona Laser Centers, Inc. has taxable income in the State of Tennessee and Tennessee does not allow reporting taxable income on a consolidated basis.

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes as of December 31, 2004 include the following amounts of deferred income tax assets and liabilities:

	2004

	Current	Long-term	Total

Deferred income tax assets	$355,000	$903,000	$1,258,000
Deferred income tax liabilities	—	(608,000)	(608,000)
Valuation allowance	(355,000)	(295,000)	(650,000)

Net	$—	$—	$—

      The deferred income tax assets result primarily from the allowance for doubtful accounts, accrued severance and vacation costs and federal and state net operating loss carryforwards The deferred tax liabilities result primarily from the use of accelerated methods of depreciation of property and equipment for income tax purposes.
      The valuation allowance was established to reduce the deferred income tax asset to the amount that will more likely than not be realized. This reduction is provided due to the uncertainty of the Company’s ability to utilize the federal and state net operating loss carryforwards before they expire. The valuation allowance increased approximately $650,000 in 2004.
      At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $2,508,000 and $777,000, which will begin to expire in 2023 and 2018, respectively.

6.	Long-term debt
      A summary of long-term debt as of December 31, 2004 is as follows:

2004

Note payable due in monthly installments of $13,882, including interest at a fixed rate of 5.1%, through 2007; secured by a guaranty of the majority stockholder and marketable securities	$390,320
Leasehold notes payable due in various monthly installments due between 2008 and 2010, plus interest at fixed rates ranging from 10.0% to 12.0%; secured by certain real property	236,186
Obligations due in various monthly installments due between 2005 and 2006, plus interest at fixed rates ranging from 9.0% to 17.9%; secured by certain equipment	33,296

Total long-term debt	659,802
Less current installments	145,993

Long-term debt, excluding current installments	$513,809

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of future maturities of long-term debt as of December 31, 2004 is as follows:

Year	Amount

2005	$145,993
2006	216,180
2007	199,863
2008	43,384
2009	22,963
Thereafter	31,419

$659,802

      The provisions of the note payable place certain restrictions and limitations upon the Company. These include restrictions or limitations on the payment of dividends, capital expenditures, advances to related parties and affiliates, investments, sales or rentals of property, and additional borrowings. The Company was in compliance with these provisions at December 31, 2004.

7.	Subordinated debt
      The Company has entered into a subordinated debt agreement with SONA Holdings, LLC, the Company’s majority stockholder. The agreement requires a lump-sum payment of unpaid principal and interest due on May 24, 2007. Included in interest expense for the year ended December 31, 2004 is non-cash interest totaling approximately $342,000 related to the subordinated debt agreement.

8.	Stockholders agreement
      Holders of the Company’s common stock are entitled to vote upon the election of directors and upon any other matter submitted to the stockholders for a vote. Each share of common stock issued and outstanding shall be entitled to one vote. Holders of the Company’s common stock are entitled to dividend and liquidation rights subject the rights of holders of the Company’s Series A Convertible Participating Redeemable Preferred Stock (as described in Note 9).
      On May 24, 2004, SONA Holdings, LLC purchased 96% of the outstanding shares of common stock and 100% of the outstanding shares of the Series A Convertible Participating Redeemable Preferred Stock from stockholders in exchange for cash of approximately $6,219,000 and members interest valued at approximately $2,781,000 or a total of $9,000,000. This transaction did not affect the reporting period or the reporting entity. Two stockholders owning one share of common stock each (4% in total) dissented from the sale to SONA Holdings, LLC. This dissent is the subject of litigation between the Company and these two stockholders. Management does not believe this litigation will have a material impact on the Company’s financial position.

9.	Convertible participating preferred stock
      The Company has authorized the issuance of 200 shares of preferred stock, all of which have been designated as Series A Convertible Participating Redeemable Preferred Stock (“Preferred Stock”). The Preferred Stock is entitled to the same voting rights as common stockholders, one vote per share. Holders of the Preferred Stock shall have the right, at their option and at any time, to convert shares of the Preferred Stock into an equal number of shares of the Company’s common stock. The Preferred Stock shall participate in any and all dividends declared by the Board of Directors and paid with respect to the common stock treating each share of Preferred Stock as being equal to the number shares of common stock.

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Preferred Stock is also entitled to redemption rights. The Company upon receipt of written request for redemption from the holder of the Preferred Stock will redeem the shares of Preferred Stock in immediately available, legal funds at the greater of the (1) Preferred Stock purchase price or (2) fair market value of the shares of Preferred Stock as determined in good faith by the Company’s board of directors.
      In the event of liquidation, the Preferred Stock shall be first entitled, before any distribution or payment is made with respect to the common stock, an amount equal to the greater of, on a per share basis, (i) the original purchase price of the Preferred Stock, which the original purchase price shall be determined by dividing the full amount invested in the Company by the holders of the Preferred Stock or (ii) the amount of per share of Preferred Stock as would be payable had each share been converted to common stock prior to liquidation.

10.	Related party transactions
      The Company has an exclusive laser placement agreement and a consulting agreement with Cynosure, Inc. (“Cynosure”), a former stockholder of the Company. The laser placement agreement requires Cynosure to place lasers of the latest available Cynosure technology in all franchisees and Company-owned laser centers. Cynosure must maintain the lasers in good working order. In return, the Company exclusively uses Cynosure lasers and pays Cynosure fees based on cash collected for laser hair removal services. The Company paid Cynosure $177,047 in 2004 for Company owned centers.
      The Company has entered into an agreement to purchase two products from companies owned by former stockholders. The products enhance the laser treatments. The agreements are not exclusive and require the related companies to sell the products to the Company at preferred pricing and pay the Company a royalty for using its name in one of the products. The Company purchased $467,360 in 2004 of products from the related companies.
      On May 24, 2004, the Company entered in a advisory services agreement with Carousel Capital Company, LLC, a related party, to provide consulting services through May 24, 2011 at an annual advisory fee of $150,000 per year. For the year ended December 31, 2004, the Company accrued and expensed approximately $91,000 related to this advisory agreement.

11.	Franchise agreements
      The Company has entered into franchise agreements for 46 markets. At December 31, 2004, 31 centers were open for business and 15 centers were in various stages of development.

12.	Profit-sharing plan
      The Company provides a qualified profit-sharing plan for all eligible employees. The Company contributed approximately $102,000 to the plan for 2004.

13.	Commitments and contingencies
      The Company leases space for its main office and warehouse facilities and for each of the Company-owned clinics or centers under operating lease agreements that expire at various dates through 2011. Rent

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense under these leases was $391,465 in 2004. At December 31, 2004, the Company is obligated under operating lease agreements to make future minimum lease payments as follows:

Year	Amount

2005	$596,380
2006	636,912
2007	650,588
2008	616,333
2009	521,694
Thereafter	333,974
      The Company is subject to certain governmental regulations at the federal and state levels in relation to the performance of its laser hair removal and skin rejuvenation procedures.
      The Company may be exposed to professional liability and other claims by providing laser hair removal procedures and skin rejuvenation to the public. The Company maintains professional liability insurance on each of its centers. Each center also has an independent contractor as medical director, who is a physician and these physicians are required to carry their own professional liability insurance. The Company also maintains professional liability coverage for its directors and officers and general liability insurance.
      Four members of management are employed pursuant to long-term employment agreements. The agreements contain termination provisions both for cause and without cause and for a change in control. The agreements provide that the executives will not compete with the Company or induce any employee to leave the Company for periods ranging from 12 to 18 months following the expiration or earlier termination of the agreement. Approximate future minimum payments under these employment agreements are $561,000 in 2005 and 2006, $409,000 in 2007, and $161,000 from 2008 to 2010.
      The Company has a letter of credit outstanding with a bank at December 31, 2004 totaling approximately $55,000.

14.	Advertising
      Advertising costs of $1,687,985 were expensed during 2004.

15.	Accrued Expenses
      Accrued expenses included the following items which exceeded 5% of current liabilities at December 31, 2004:

2004

Revenue share due to Cynosure, Inc.	$585,626

Accrued salary and wages	$448,177

16.	Subsequent Event
      During late 2005 and early 2006, seven franchisees of the Company filed lawsuits or arbitrations (collectively the “Actions”) in which they allege various claims, including violations of state franchise laws, fraud and negligent misrepresentation by the Company. These Actions seek rescission of their franchise agreements with the Company and also seek compensatory damages ranging from $600,000 to $4,500,000 per Action. The franchisees are also seeking treble and punitive damages. The Company is vigorously defending each Action. Of the seven Actions, five were originally filed as lawsuits and the

SONA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has filed, or will file, motions to dismiss or stay the litigation pending arbitration in each case. To date, the courts have granted two of these motions, one motion is pending, another will be filed within the next month, and the last lawsuit was dismissed by stipulation of the parties. The remaining two original Actions were filed as arbitrations. The current status is therefore two pending lawsuits, three filed arbitrations, and two former lawsuits which may be refiled as arbitrations.
      These franchisees have discontinued paying the Company the royalty fees due in accordance with their respective franchise agreements. While management of the Company believes these lawsuits are without merit and is vigorously defending them, an adverse outcome may have a material impact on the operating results and the financial position of the Company, which would raise substantial doubt about the ability of the Company to continue as a going concern.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

3.4		Amended and Restated Bylaws of the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

4.1		Specimen certificate evidencing shares of class A common stock (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.3*	2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.4*	Employment Agreement, dated September 2003, between the Registrant and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.5*	Employment Agreement, dated January 1, 2003, between the Registrant and George Cho (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.6*	Employment Agreement, dated September 2003, between the Registrant and Douglas Delaney (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.7†	Distribution Agreement, effective as of January 1, 2005, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.8†	Distribution Agreement, effective as of January 1, 2005, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.9		Promissory Note, dated October 1, 2004, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.10		Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.11		Reimbursement Agreement among the Registrant, El.En. S.p.A. and BRCT, Inc. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.12*	Option Agreement, dated December 17, 2003, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10	.13*	Option Agreement, dated May 13, 2005, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

23.2		Consent of T. James Hammond, CPA

23.3		Consent of Lattimore Black Morgan & Cain, PC

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.