Form 10-Q
period 2006-03-31
CYNOSURE INC
filed 2006-05-11
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 000-51623
Cynosure, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	04-3125110 (I.R.S. Employer of Identification No.)

5 Carlisle Road
Westford, MA	01886
(Address of principal executive offices)	(Zip code)
(978) 256-4200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of shares outstanding of each of the registrant’s classes of common stock, as of May 9, 2006:

Class	Number of Shares
Class A Common Stock, $0.001 par value	5,893,727
Class B Common Stock, $0.001 par value	5,141,817

Cynosure, Inc.
Table of Contents

		Page No.
PART I — Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	1
	Consolidated Statements of Income for the Three-Month Periods Ended March 31, 2006 and 2005	2
	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2006 and 2005	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II — Other Information

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	36
SIGNATURES		38
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Cynosure, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$10,690	$64,646
Marketable securities	53,178	—
Accounts receivable, net	13,229	13,552
Amounts due from related parties (Note 11)	91	72
Inventories	15,689	14,140
Prepaid expenses and other current assets	843	737
Deferred income taxes	2,235	1,804

Total current assets	95,955	94,951

Property and equipment, net	4,403	4,424
Other noncurrent assets	789	793

Total assets	$101,147	$100,168

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loan	$162	$161
Accounts payable	4,852	3,509
Amounts due to related party (Note 11)	1,485	960
Accrued expenses	6,563	7,173
Deferred revenue	2,150	3,626
Capital lease obligation	314	295

Total current liabilities	15,526	15,724

Capital lease obligation, net of current portion	855	814
Deferred revenue, net of current portion	201	123
Other noncurrent liability	63	42
Minority interest in consolidated subsidiary	330	314

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized - 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 11,071 and 11,065 shares as of March 31, 2006 and December 31, 2005, respectively	11	11
Additional paid-in capital	77,948	79,070
Retained earnings	7,096	6,470
Deferred stock-based compensation	—	(1,426)
Accumulated other comprehensive loss	(596)	(687)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	84,172	83,151

Total liabilities and stockholders’ equity	$101,147	$100,168

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.
Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$17,139	$12,109
Cost of revenues (1)	8,032	5,618

Gross profit	9,107	6,491

Operating expenses (1):
Sales and marketing	5,458	3,866
Research and development	1,209	863
General and administrative	2,146	1,192

Total operating expenses	8,813	5,921

Income from operations	294	570
Interest income (expense), net	652	(11)
Other income (expense), net	130	(135)

Income before provision for income taxes and minority interest	1,076	424
Provision for income taxes	436	172
Minority interest in net income of subsidiary	14	19

Net income	$626	$233

Basic net income per share	$0.06	$0.04

Diluted net income per share	$0.05	$0.03

Basic weighted average common shares outstanding	11,031	6,243

Diluted weighted average common shares outstanding	12,178	7,034

(1) Stock-based compensation is attributable to the following categories:
Cost of revenues	$6	$—
Sales and marketing	74	—
Research and development	68	—
General and administrative	150	—

Total stock-based compensation	$298	$—

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.
Consolidated Statements of Cash Flow
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating activities:
Net income	$626	$233
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	486	337
Stock-based compensation expense	298	—
Accretion of discounts on marketable securities	(155)	—
Deferred income taxes	(429)	—
Minority interest in consolidated subsidiary	14	18
Changes in operating assets and liabilities:
Accounts receivable	399	(1,394)
Due from related party	(19)	(223)
Inventories	(1,489)	(1,147)
Net book value of demonstration inventory sold	41	—
Prepaid expenses and other current assets	(104)	(244)
Accounts payable	1,337	1,256
Due to related party	525	299
Accrued expenses	(505)	989
Deferred revenue	(1,411)	183
Other noncurrent liability	21	—

Net cash (used in) provided by operating activities	(365)	307

Investing activities:
Purchases of property and equipment	(348)	(737)
Proceeds from the sales and maturities of marketable securities	33,395	—
Purchases of marketable securities	(86,424)	—
Increase in other noncurrent assets	(8)	(200)

Net cash used in investing activities	(53,385)	(937)

Financing activities:
Proceeds from short term loan	—	3
Deposit received for purchase of common stock from investors	—	1,202
Deposit paid for repurchase of common stock	—	(315)
Proceeds from exercise of stock options	22	—
Initial public offering costs	(21)	—
Payments on capital lease obligation	(84)	(40)

Net cash (used in) provided by financing activities	(83)	850

Effect of exchange rate changes on cash and cash equivalents	(123)	150

Net (decrease) increase in cash and cash equivalents	(53,956)	370
Cash and cash equivalents, beginning of the period	64,646	4,028

Cash and cash equivalents, end of the period	$10,690	$4,398

Supplemental cash flow information
Cash paid for interest	$25	$17

Cash paid for taxes	$536	$175

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$142	$337

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.
Notes to Consolidated Financial Statements
Note 1 – Interim Consolidated Financial Statements
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Cynosure, Inc. (Cynosure) as reported on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ended December 31, 2006, or any other period.
Note 2 – Stock-Based Compensation
     As of March 31, 2006, Cynosure has one active stock-based compensation plan, the 2005 Stock Incentive Plan, and had options outstanding (but can make no future grants) under two other stock-based compensation plans, the 2003 Stock Compensation Plan and the 2004 Stock Option Plan. The number of shares of class A common stock reserved for issuance under the 2005 Stock Incentive Plan as of March 31, 2006 was 558,999 shares. Option awards are generally granted with an exercise price equal to the fair value of Cynosure’s stock at the date of grant; those option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. See Note 9 to Form 10-K for the year-ended December 31, 2005 for further detail on Cynosure’s stock-based compensation plans.
     Prior to January 1, 2006, Cynosure accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In May 2005, Cynosure granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, recorded deferred stock-based compensation of approximately $1.7 million. During the year ended December 31, 2005, Cynosure recorded amortization of deferred stock-based compensation of $264,000, none of which was recorded during the three months ended March 31, 2005. Effective January 1, 2006, Cynosure adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS 123 (R)) using the modified-prospective-transition method. The modified prospective transition method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Cynosure’s historical policy under SFAS 123. As a result, Cynosure has applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     As a result of the adoption of SFAS 123(R), Cynosure has recorded stock-based compensation expense as follows:

Three Months Ended
March 31, 2006
(in thousands)
Cost of revenues	$6
Research and development	74
Selling and marketing	68
General and administrative	150

$298

Cynosure, Inc.
Notes to Consolidated Financial Statements
     The stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for the three months ended March 31, 2006. These results reflect stock-based compensation expense of $298,000 and a related tax benefit of $53,000 for the three months ended March 31, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), Cynosure has not restated results for prior periods. Cynosure capitalized $5,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2006. As of March 31, 2006, there was $3.8 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years. Additionally, as a result of implementation of SFAS 123(R), during the three months-ended March 31, 2006, Cynosure reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cash received from option exercises was $22,000 during the three months ended March 31, 2006. Cynosure did not recognize any actual tax benefit from these option exercises during the three months ended March 31, 2006.
     Prior to adopting SFAS 123(R), Cynosure accounted for stock-based compensation under APB 25 using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the fair value based method of SFAS 123 had been applied to the year-ago period.

Three Months Ended
March 31, 2005
in thousands
Net income as reported	$233
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(89)

Net income – pro forma	$144

Income per common equivalent share:
Basic – as reported	$0.04

Diluted – as reported	$0.03

Basic and Diluted – pro forma	$0.02

     Cynosure did not grant any stock options during the three-month periods ended March 31, 2006 or 2005. Effective with the adoption of FAS 123(R), Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options, rather than a binomial model.
     The following table summarizes all stock option activity under all of Cynosure’s stock-based compensation plans for the three months ended March 31, 2006 (in thousands, except per share and weighted-average data):

				Weighted
				Average
			Weighted-	Remaining	Aggregate
	Number	Per Share	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Exercise Price	Term	Value
Outstanding at December 31, 2005	1,821	$3.00 - $15.00	$3.46
Exercised	(6)	3.00 - $3.50	3.40		$107
Forfeited	(3)	3.25 - $4.50	4.46

Outstanding at March 31, 2006	1,812	$3.00 - $15.00	$3.46	8.6	$27,250

Exercisable at March 31, 2006	640	$3.00 - $4.50	$3.07	5.8	$9,879

Vested and expected to vest at March 31, 2006(1)	1,744	$3.00 - $15.00	$3.45		$26,251

Available for grant at March 31, 2006	559

(1)	This represents the number of vested options as of March 31, 2006 plus the number of unvested options expected to vest as of March 31, 2006 based on the unvested outstanding options at March 31, 2006 adjusted for the estimated annual forfeiture rate of 1.0%.

Cynosure, Inc.
Notes to Consolidated Financial Statements
     The range of exercise prices for options outstanding and exercisable as of March 31, 2006 are as follows (in thousands, except per share and weighted-average data):

		Weighted-
		Average
	Options	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price
$3.00	1,382	8.53	581
$3.25	30	4.16	30
$3.50	4	5.59	4
$4.00	8	3.36	8
$4.50	365	9.13	17
$15.00	23	9.69	0

	1,812	8.56	640

Note 3 – Inventories
     Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials	$1,829	$2,579
Work in process	1,730	2,259
Finished goods	12,130	9,302

	$15,689	$14,140

Note 4 – Marketable Securities
     Cynosure accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.
     As of March 31, 2006, all of Cynosure’s marketable securities mature by March 31, 2007 and consist of the following (in thousands):

	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Losses	Gains

State and municipal bonds	$27,628	$27,628	$—	$—
Corporate bonds	18,723	18,728	6	1
Federal agency obligations	6,826	6,827	1	—

	$53,177	$53,183	$7	$1

Note 5 – Warranty Costs
     Cynosure provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

Cynosure, Inc.
Notes to Consolidated Financial Statements
     The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2006, which is a component of accrued liabilities on the consolidated balance sheets at March 31, 2006:

March 31,
2006
(in thousands)
Warranty accrual, beginning of period	$2,265
Charged to costs and expenses relating to new sales	909
Costs incurred / write-offs	(592)

Warranty accrual, end of period	$2,582

Note 6 – Segment Information
     In accordance with Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief decision-maker, as defined under SFAS 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.
     The following table represents total revenue by geographic destination:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
United States	$9,578	$5,848
Europe	5,001	2,772
Asia / Pacific	1,399	1,571
Other	1,161	1,918

Total	$17,139	$12,109

Net assets by geographic area are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
United States	$86,560	$86,323
Europe	(859)	(1,812)
Asia / Pacific	(220)	(264)
Eliminations	(1,309)	(1,096)

Total	$84,172	$83,151

Cynosure, Inc.
Notes to Consolidated Financial Statements
Long-lived assets by geographic area are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
United States	$5,490	$5,488
Europe	257	278
Asia / Pacific	118	124
Eliminations	(673)	(673)

Total	$5,192	$5,217

     No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, net assets or long-lived assets for any periods presented.
Note 7 – Net Income Per Common Share
     Basic net income per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.
     A reconciliation of basic and diluted shares is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Basic weighted average number of shares outstanding	11,031	6,243
Potential common shares pursuant to stock options	1,147	791

Diluted weighted average number of shares outstanding	12,178	7,034

     During the three months ended March 31, 2006 approximately 22,500 shares were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive. There were no shares excluded from the calculation during the three months ended March 31, 2005.
Note 8 – Comprehensive Income (Loss)
     Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Cumulative translation adjustment	$62	$(294)
Unrealized loss on marketable securities	(4)	—

Total other comprehensive income (loss)	58	(294)

Reported net income	626	233
Total comprehensive income (loss)	$684	$(61)

Cynosure, Inc.
Notes to Consolidated Financial Statements
Note 9 – Litigation
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
     In December 2005, certain individuals commenced an arbitration against Cynosure along with Sona International Inc., Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiff’s acquisition of franchises from the Sona entities. Cynosure declined to participate in the arbitration because it had not agreed contractually to do so. The plaintiffs have advised Cynosure that they might bring the same or similar claims against Cynosure in a court proceeding. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of any such court proceeding.
     In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against Cynosure and one of its former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In addition to the matters discussed above, from time to time, Cynosure is subject to various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against Cynosure incident to the operation of its business, principally product liability. Each of these other matters is subject to various uncertainties, and it is possible that some of these other matters may be resolved unfavorably to Cynosure. Cynosure establishes accruals for losses that management deems to be probable and subject to reasonable estimate. Cynosure management believes that the ultimate outcome of these other matters will not have a material adverse impact on Cynosure’s consolidated financial position, results of operations or cash flows.
Note 10- Sona MedSpa
     In 2001, Cynosure invested $1,500,000 in the Series A preferred stock of Sona MedSpa International, Inc. (Sona MedSpa), a spa franchise or that owns and operates hair removal clinics in the United States. Cynosure’s equity investment represented a 40% equity ownership of Sona MedSpa, which Cynosure accounted for under the equity method of accounting, which required classification of Sona MedSpa as a related party. In May 2004, Cynosure sold its 40% equity interest in Sona MedSpa for $4.5 million, resulting in a $3.0 million gain.
     In connection with the original investment in Sona MedSpa, Cynosure also entered into a revenue sharing arrangement with Sona MedSpa whereby Cynosure provided lasers to Sona MedSpa and, in return, received a percentage of the revenues related to the aesthetic procedures performed at Sona MedSpa locations. Simultaneous with the sale of Cynosure’s equity investment, Cynosure sold certain lasers previously placed in Sona MedSpa clinics to Sona MedSpa for $1.2 million, which is included in Cynosure revenues in 2004. Cynosure also entered into an amended laser placement and revenue sharing arrangement with the new owners of Sona MedSpa. Effective May 24, 2004, Cynosure had no ongoing ownership interest in Sona MedSpa and Sona MedSpa was no longer considered a related party.
     In October 2005, Cynosure entered into a preferred vendor agreement with Sona MedSpa whereby Cynosure sold certain laser systems to Sona Medspa for approximately $1.3 million, which was recorded as deferred revenue as of December 31, 2005 because the fee was not fixed or determinable at the time of sale. In March 2006, Sona MedSpa notified Cynosure that Sona MedSpa was uncertain that it had the financial resources to honor its commitments to Cynosure and Cynosure determined that the collectibility of the fee was not probable and, as a result, reversed the

Cynosure, Inc.
Notes to Consolidated Financial Statements
related deferred revenue. Cynosure expensed as cost of goods sold approximately $667,000 of inventory delivered under the agreement. Additionally, Cynosure provided an allowance for doubtful accounts of $463,000 for accounts receivable associated with services provided prior to the October 2005 preferred vendor agreement. On May 2, 2006, Cynosure sent Sona MedSpa a notice of default with respect to Sona MedSpa’s failure to pay Cynosure amounts payable under two agreements between the parties. The defaults, if not cured in 30 days, are expected to lead to termination of the agreements.
Note 11 — Related Party Transactions
     In May 2002, Cynosure sold 3,327,960 shares of common stock (representing a 60% ownership interest) to El.En. S.p.A. (El.En.) for approximately $9.8 million in cash. As a consequence, the results of Cynosure are consolidated in the financial statements of El.En. Final consideration of $1.5 million from the sale was received in May 2003. During 2004, El.En. acquired 2,190,834 additional shares of Cynosure’s common stock from the Company and certain minority stockholders, increasing its ownership percentage of Cynosure to approximately 87%.
     In December 2005, Cynosure completed its initial public offering (IPO) of 5,750,000 shares of class A common stock at a price to the public of $15.00 per share. Cynosure sold 4,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. Cynosure received aggregate net proceeds of approximately $64.0 million from the sale of its shares, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. El.En.’s ownership percentage of Cynosure as of March 31, 2006 is 35%.
     Purchases of inventory from El.En. during the three months ended March 31, 2006 and 2005 were approximately $1,153,000 and $249,000, respectively. As of March 31, 2006 and December 31, 2005, amounts due to related party for these purchases were approximately $1,485,000 and $960,000, respectively. Amounts due from El.En. as of March 31, 2006 and December 31, 2005 were $91,000 and $72,000, respectively, which represent services performed by Cynosure.
     During 2003, Cynosure made an investment in a private company that represents an approximate 2% ownership interest in the entity. During the three months ended March 31, 2005, Cynosure recognized revenue of approximately $140,000 related to laser sales to this entity and did not recognize any revenue during the three months ended March 31, 2006. Cynosure’s investment of $257,000 is carried at the lower of cost or fair value.

Cynosure, Inc.
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
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
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly in Part I – Item 1A of the Annual Report, in this Quarterly Report, particularly in Part II – Item 1A of this Quarterly Report, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.
     You should read this Quarterly Report and the documents that we have filed as exhibits to the Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 24, 2006. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
     We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company, including:
•	redesigning many of our existing products;

•	introducing innovative new products and technologies;

•	streamlining and rationalizing our manufacturing processes;

•	reorganizing and expanding our research and development, sales and marketing and distribution capabilities; and

•	enhancing our customer service network.
     Since the beginning of 2004, we have introduced 11 new aesthetic treatment systems, including our five flagship products:
•	the Apogee Elite system, our flagship product for hair removal, in March 2004;

•	the Cynergy system, our flagship product for the treatment of vascular lesions, in October 2005;

•	the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in February 2004;

•	the Affirm system, our flagship product for skin rejuvenation, including treatments for wrinkles, skin texture, skin discoloration and skin tightening, in April 2006; and

•	the PhotoSilk Plus system for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions.
As a result of our product development efforts, we incurred increased research and development expenses in absolute dollars, although not as a percentage of revenues, during each of 2005 in the three months ended March 31, 2006.
     In December 2005, we completed our initial public offering (IPO) of 5,750,000 shares of class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. We received aggregate net proceeds of approximately $64.0 million from the sale of our shares, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. El.En.’s owership percentage of Cynosure as March 31, 2006 is 35%.
     We have expanded our North American direct sales and marketing organization from 22 employees as of December 31, 2003 to 38 employees as of March 31, 2006. In addition, we have expanded our distribution relationships and had 23 distributors covering 39 countries as of March 31, 2006. In January 2005, we launched a separate CynosureSpa brand with product offerings, tailored marketing and sales personnel focused exclusively on the aesthetic spa market. As a result of these activities, we incurred increased sales and marketing expenses in absolute dollars, and as a percentage of revenues, during each of 2005 in the three months ended March 31, 2006.
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
Financial Operations Overview
Revenues
     We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues, and from our revenue sharing arrangement with Sona MedSpa. During the three months ended March 31, 2006, we derived approximately 93% of our revenues from sales of our products, 6% of our revenues from service and 1% of our revenues from our revenue sharing arrangement. In 2005, we derived approximately 92% of our revenues from sales of our products, 6% of our revenues from service and 2% of our revenues from our revenue sharing arrangement. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.
     We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2006 and in 2005, we derived 41% of our revenues from sales of our products outside North America. As of March 31, 2006, we had 38 sales employees in North America, 15 sales employees in four European countries, Japan and China and distributors in 39 countries. The following table provides revenue data by geographical region for the three months ended March 31, 2006 and for the year ended December 31, 2005:

	Percentage of Revenues
	Three-Months
	Ended	Year Ended
	March 31,	December 31,
Region	2006	2005
North America	59%	59%
Europe	29	23
Asia/Pacific	8	12
Other	4	6

Total	100%	100%

See Note 6 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.
  Cost of Revenues
     Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control.
  Sales and Marketing Expenses
     Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars, though we do not expect them to increase significantly as a percentage of revenues, as we expand our sales, marketing and distribution capabilities.
Research and Development Expenses
     Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. We expense all of our research and development costs as incurred. We expect our research and development expenditures to increase in absolute dollars, though we do not expect them to increase significantly as a percentage of revenues, as we continue to devote resources to research and develop new products and technologies.
  General and Administrative Expenses
     Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, for executive, accounting and administrative personnel, professional fees, provisions for doubtful accounts receivable and other general corporate expenses. We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenues as a result of our becoming a public company.
  Interest Income (Expense), net
     Interest income consists primarily of interest earned on our marketable securities portfolio consisting mainly of federal and state government obligations and corporate obligations. Interest expense consists primarily of interest due on capitalized leases.
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

Results of operations
     The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2006 and 2005, respectively (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2006		2005
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$17,139	100%	$12,109	100%	$5,030	42%
Cost of revenues	8,032	47	5,618	46	2,414	43

Gross profit	9,107	53	6,491	54	2,616	40
Operating expenses
Sales and marketing	5,458	32	3,866	32	1,592	41
Research and development	1,209	7	863	7	346	40
General and administrative	2,146	13	1,192	10	954	80

Total operating expenses	8,813	51	5,921	49	2,892	49

Income from operations	294	2	570	5	(276)	(48)
Interest (expense) income, net	652	4	(11)	—	663	6,027
Other income (expense), net	130	1	(135)	(1)	265	196

Income before provision for income taxes and minority interest	1,076	7	424	3	652	154
Provision for income taxes	436	3	172	1	264	153
Minority interest in net income of subsidiary	14	—	19	—	(5)	(26)

Net income	$626	4%	$233	2%	$393	169%

  Revenues
     Revenues in the three months ended March 31, 2006 exceeded revenues in the three months ended March 31, 2005 by $5.0 million or 42%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Change
Product sales in North America	$8,855	$5,267	$3,588	68%
Product sales outside North America	5,587	4,025	1,562	39
Original equipment manufacturer sales and revenue sharing	274	1,007	(733)	(73)
Parts, accessories and service sales	2,423	1,810	613	34

Total Revenues	$17,139	$12,109	$5,030	42%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 21 additional direct sales employees between December 31, 2004 and March 31, 2006.

•	Revenues from sales of products outside of North America increased mainly attributable to an increase in sales in Europe of $2.2 million, or 102%, over the 2005 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors. The increase also resulted from the introduction of new products. This increase was offset by a decrease in sales of products to distributors in the Far East of $0.4 million and the Middle East of $0.2 million in the 2006 period as compared to the 2005 period.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased primarily attributable to a $0.8 million decrease in revenues from our revenue sharing arrangement with Sona MedSpa.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
  Cost of Revenues

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Change

Cost of revenues (in thousands)	$8,032	$5,618	$2,414	43%
Cost of revenues (as a percentage of total revenues)	47%	46%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products and the write-down of inventory related to Sona MedSpa. See Note 10 in our Notes to Consolidated Financial Statements included in this Quarterly Report for further detail on this inventory write-down. The decreased margin resulted from the write-down of approximately $0.7 million of inventory associated with Sona MedSpa which negatively affected our gross margin by 389 basis points. This decrease was offset by improved margin from higher average selling prices of our products due to a favorable change in product mix as well as increased direct sales. We derived all of our North American product revenues from direct sales.

  Sales and Marketing

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Change

Sales and marketing (in thousands)	$5,458	$3,866	$1,592	41%
Sales and marketing (as a percentage of total revenues)	32%	32%
     Sales and marketing expenses increased primarily due to an increase of $1.0 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.2 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $0.3 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts. Sales and marketing expenses also increased due to stock-based compensation of approximately $0.1 million.
Research and Development

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Change

Research and development (in thousands)	$1,209	$863	$346	40%
Research and development (as a percentage of total revenues)	7%	7%
     The increase in research and development expenses is due to an increase of $0.2 million of project research costs related to our new Affirm system which we expect to be our flagship product for skin rejuvenation. The increase in research and development expenses is also attributable to stock-based compensation of $0.1 million.
  General and Administrative

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Change

General and administrative (in thousands)	$2,146	$1,192	$954	80%
General and administrative (as a percentage of total revenues)	13%	10%
     General and administrative expenses increase primarily attributable to a $0.5 million provision in our allowance for doubtful accounts related to Sona MedSpa. See Note 10 in our Notes to Consolidated Financial Statements included in this Quarterly Report for further detail on this provision for doubtful accounts. Additionally, general administrative expenses increased $0.2 million due to an increase in personnel and professional expenses associated with becoming a public company and $0.2 million of stock-based compensation.

  Interest Income (Expense), net and Other Income (Expense), net

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Change

Interest income (expense), net (in thousands)	$652	$(11)	$663	6027%
Other income (expense), net (in thousands)	$130	$(135)	$265	196%
     The increase in interest income (expense), net resulted from interest income earned on higher cash balances available for investment due to our initial public offering in December 2005. The increase in other income (expense), net is a result of foreign currency remeasurement gains in 2006 compared to foreign currency remeasurement losses in 2005.
  Provision for Income Taxes

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Change

Provision for income taxes (in thousands)	$436	$172	$264	153%
Provision as a % of income before provision for income taxes and minority interest	41%	41%
     The increase in our provision for income taxes is primarily attributable to the $0.7 million increase in our income before provision for income taxes and minority interest from $0.4 million in 2005 to $1.1 million in 2006.
Liquidity and Capital Resources
     We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private placements of equity securities, short-term borrowings and funds generated from our operations. In December 2005, we completed our initial public offering of 5,750,000 shares our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En. S.p.A., the selling stockholder in the offering, sold 1,000,000 of the shares. We received aggregate net proceeds of approximately $64.0 million from the sale of our shares, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million.
     At March 31, 2006, our cash, cash equivalents and marketable securities were $63.9 million compared to $64.6 million as of December 31, 2005. Our cash and cash equivalents of $10.7 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations. Our marketable securities of $53.2 million are investments in various federal and state government obligations and corporate obligations, all of which mature by March 31, 2007.
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
  Cash Flows
     Net cash used in operating activities was $0.4 million for the three months ended March 31, 2006. This resulted primarily from net income for the period of $0.6 million, increased by approximately $0.8 million in depreciation and stock-based compensation expense and decreased by approximately $0.6 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.2 million principally related to an increase in inventory for anticipated future sales. Net cash used in investing activities was $53.4 million for the three months ended March 31, 2006, which consisted primarily of the net purchase of $53.0 million of marketable securities and $0.4 million used for fixed asset purchases. Net cash used in financing activities during the three months ended March 31, 2006 was $0.1 million, principally relating to payments of capital lease obligations.
     Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2005. This resulted primarily from net income for the period of $0.2 million, increased by approximately $0.3 million in depreciation. Net changes in working capital items decreased cash from operating activities by approximately $0.2 million principally related to an increase in inventory for anticipated future sales. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2005, which consisted primarily of $0.7 million for fixed asset purchases and the payment of a $0.2 million security deposit relating to the lease for our new corporate headquarters. Net cash provided by financing activities during the three months ended March 31, 2005 was $0.9 million, principally relating to net deposits of $0.9 million received for the purchase of common stock which was issued in April 2005.
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
     Accounts Receivable and Concentration of Credit Risk
     Our accounts receivable balance, net of allowance for doubtful accounts, was $13.2 million as of March 31, 2006, compared with $13.6 million as of December 31, 2005. The allowance for doubtful accounts as of March 31, 2006 was $2.7 million and as of December 31, 2005 was $0.7 million. We maintain an allowance, or reserve, for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. During the three months-ended March 31, 2006, Sona MedSpa notified us that it was uncertain that it had the financial resources to honor its commitments to Cynosure. As a result, we provided an additional allowance for doubtful accounts of $463,000 as a result of this notification. Additionally, we reclassified approximately $1.4 million of deferred revenue related to Sona MedSpa into our allowance for doubtful accounts. While our credit losses have historically been within our expectations and the allowances established, we may not continue to experience the same credit losses that we have in the past, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.
     Inventories and Allowance for Obsolescence
     We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $15.7 million as of March 31, 2006 compared to $14.1 million as of December 31, 2005. Our inventory allowance as of March 31, 2006 was $0.7 million and as of December 31, 2005 was $1.0 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.
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
     Stock-Based Compensation
     As of March 31, 2006, we had one active stock-based compensation plan, our 2005 Stock Incentive Plan, and had options outstanding (but can make no future grants) under two other stock-based compensation plans, our 2003 Stock Compensation Plan and our 2004 Stock Option Plan. The plans permit the grant of stock options for up to 2,350,000 shares of common stock in the aggregate. Our stock option awards are generally granted with an exercise price equal to the fair value of our stock at the date of grant and they generally vest based on 4 years of continuous service and have 10-year contractual terms. See Note 9 to Form 10-K for the year-ended December 31, 2005 for further detail on our stock-based compensation plans.
     Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123,

Accounting for Stock-Based Compensation (SFAS 123). In May 2005, we granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, we recorded deferred stock-based compensation of approximately $1.7 million. During the year ended December 31, 2005, we recorded amortization of deferred stock-based compensation of $264,000, none of which was recorded during the three months ended March 31, 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS 123 (R)) using the modified-prospective-transition method. The modified prospective transition method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Cynosure’s historical policy under SFAS 123. As a result, we have applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     As a result of the adoption of SFAS 123(R), Cynosure has recorded stock-based compensation expense as follows:

Three Months
Ended March 31,
2006
(in thousands)
Cost of revenues	$6
Research and development	74
Selling and marketing	68
General and administrative	150

$298

     The stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for the three months ended March 31, 2006. These results reflect stock-based compensation expense of $298,000 and a related tax benefit of $53,000 for the three months ended March 31, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), we have not restated results for prior periods. As of March 31, 2006, we had $3.8 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to be recognized over a weighted-average period of 2.8 years. Additionally, as a result of implementation of SFAS 123 (R), during the three months-ended March 31, 2006, we reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants.
     SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. In addition, given our initial public offering in December 2005, we have a very limited data in terms of historical forfeiture rates, volatilities and expected terms as a public company and, as such, we will be developing our estimates for our volatilities and expected terms based on guideline companies within our industry. If actual forfeiture rates, volatilities and expected terms differ from our estimates, we would be required to revise our estimated stock-based compensation expense in future periods.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments.
Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations. Each security matures by March 31, 2007. The weighted average interest rate on our total portfolio is 4.7% These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (excluding acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.
Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 41% of our total international revenues during the three months ended March 31, 2006. Substantially all of the remaining 59% were sales in euros, British pounds and Japanese yen. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other information
Item 1. Legal proceedings
          On May 24, 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect the number of unsolicited facsimiles to be very large. We are vigorously defending the lawsuit and has filed initial briefs and motions with the court. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In December 2005, certain individuals commenced an arbitration against us along with Sona International Inc. Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiff’s acquisition of franchises from the Sona entities. We declined to participate in the arbitration because we had not agreed contractually to do so. The plaintiffs have advised us that they might bring the same or similar claims against us in a court proceeding. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of any such court proceeding.
     In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against us and one of our former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In addition to the matters discussed above, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of its business, principally product liability. Each of these other matters is subject to various uncertainties, and it is possible that some of these other matters may be resolved unfavorably to us. We establish accruals for losses that management deems to be probable and subject to reasonable estimate. We believe that the ultimate outcome of these matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
     The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.
Risks Related to Our Business and Industry
We have a history of operating losses, and we may not maintain profitability.
     Although we were profitable in 2004, 2005 and the first quarter of 2006, we incurred operating losses for three of the last five years. Our net losses were approximately $6.0 million in 2001, $1.9 million in 2002 and $0.5 million in 2003. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock will decline, and you could lose all or a part of your investment.
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
     We do not have long-term arrangements with Northrop Grumman SYNOPTICS or Zimmer Elektromedizin for the supply of Alexandrite rods or SmartCool systems, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS and Zimmer Elektromedizin are not required, and may not be able or willing, to meet our future requirements at current prices, or at all. Any extended interruption in our supplies of Alexandrite rods or our SmartCool treatment cooling systems could materially harm our business.
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
     We sell our products in 48 foreign countries, and we therefore are subject to risks associated with having international operations. Sales outside of North America accounted for 41% of our revenue during the three months ended March 31, 2006 and during 2005.
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
     We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 41% of our revenues outside of North America during the three months ended March 31, 2006. Substantially all of the remaining 59% of our revenues outside of North America were sales in euros, British pounds and Japanese yen. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.
We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.
     In North America, the United Kingdom, Germany, Spain, France, Japan and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 13% of our revenue during the three months ended March 31, 2006 and 17% of our revenue in 2005 We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 20 of our 23 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.
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
     Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:
•	patient awareness of procedures and treatments;

•	the cost, safety and effectiveness of the procedure and of alternative treatments;

•	the success of our and our customers’ sales and marketing efforts to purchasers of these procedures; and

•	consumer confidence, which may be affected by economic and other conditions. If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products would be reduced, which would adversely affect our operating results.

•	If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products would be reduced, which would adversely affect our operating results.
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
     El.En. manufactures and owns the intellectual property rights to the Cynergy PL, PhotoLight, PhotoSilk Plus and TriActive LaserDermology products. We distribute these products pursuant to distribution agreements we have with El.En. These agreements provide us with exclusive worldwide distribution rights for our Cynergy PL product, and exclusive North American distribution rights for our PhotoLight, PhotoSilk and TriActive LaserDermology products. During the three months ended March 31, 2006, we derived 6% of our revenues from our distribution relationship with El. En. and in 2005, we derived 7% of our revenues from our distribution relationship with El.En. Although we have distribution rights for the PhotoLight, PhotoSilk Plus, Cynergy PL and TriActive LaserDermology products during the terms of the agreements, El.En. may discontinue production of these products at any time and must make reasonable efforts to provide one year’s notice to us prior to such discontinuation. Additionally, El.En. may not be able or willing to provide these products to us after the expiration of those agreements. El.En. may change the prices that we pay for these products on 30 days’ notice to us. Additionally, El.En. may terminate the distribution agreement for the PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems if we do not meet annual minimum purchase obligations specified in the agreements. If El.En. ceases production of these products, is unable or unwilling to sell these products to us after the expiration of the distribution agreements, terminates the agreements or increases the prices that we pay for the products, we may not be able to replace them with similar products in a timely manner or on comparable terms, and our business could be adversely affected.
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
     For financial reporting purposes, our financial results are included in El.En.’s consolidated financial statements. Two of our directors, Andrea Cangioli and Gabriele Clementi, and the spouse of one of our directors, Leonardo Masotti, are also officers or directors of El.En. These three directors own or have an interest in substantial amounts of El.En. stock. Ownership interests of our directors in El.En. stock, or service as a director of our company while at the same time serving as, or being the spouse of, a director or officer of El.En., could give rise to conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies. Conflicts may arise with respect to possible future distribution and research and development arrangements with El.En. or another El.En. affiliated company in which the terms and conditions of the arrangements are subject to negotiation between us and El.En. or such other El.En. affiliated company. These potential conflicts could also arise, for example, over matters such as:
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
     El.En. may sell all or part of the shares of our class B common stock that it owns, at which time those shares would automatically convert into shares of our class A common stock. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares, except that it has agreed with the lead-managing underwriter of our December 2005 initial public offering, Citigroup Global Markets Inc., that it will not, without Citigroup’s prior consent, sell or otherwise dispose of any shares of our common stock until December 9, 2007, other than:
•	up to 33% of the shares of our common stock that it beneficially owned on December 8, 2005, the date of the prospectus relating to our initial public offering, until June 9, 2007; and

•	up to an additional 33% of the shares of our common stock that it beneficially owned on December 8, 2005 during the period between June 9, 2007 and December 9, 2007.

•	Consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our class A common stock.
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
     If El.En. sells our shares and no longer has control over us, El.En. will cease to include our financial results in its consolidated financial statements, and El.En.’s interests may differ significantly from ours. If this occurs, our commercial relationship with El.En., from which we derived 6% of our revenues during the three months ended March 31, 2006 and 7% of our revenues in 2005,may be adversely affected, which, in turn, could have a material adverse effect on our business. For example, if El.En. does not have a continuing interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreements. If any of these events were to occur, it could harm our business.
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
Item 6. Exhibits
     (a) Exhibits
Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: May 11, 2006	By:	/s/ Michael R. Davin Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 11, 2006	By:	/s/ Timothy W. Baker Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002