Form 10-Q
period 2006-06-30
CYNOSURE INC
filed 2006-08-03
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-51623
Cynosure, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3125110
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

5 Carlisle Road Westford, MA (Address of principal executive offices)	01886 (Zip code)
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
Large accelerated filer ☐       Non-accelerated filer ☑      Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2006:

Class	Number of Shares
Class A Common Stock, $0.001 par value	6,513,641
Class B Common Stock, $0.001 par value	4,606,041

Cynosure, Inc.

Cynosure, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,734	$64,646
Marketable securities	55,664	—
Accounts receivable, net	15,413	13,552
Amounts due from related parties (Note 11)	122	72
Inventories	16,887	14,140
Prepaid expenses and other current assets	1,269	737
Deferred income taxes	2,366	1,804

Total current assets	98,455	94,951

Property and equipment, net	4,753	4,424
Other assets	777	793

Total assets	$103,985	$100,168

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loan	$163	$161
Accounts payable	4,467	3,509
Amounts due to related party (Note 11)	1,244	960
Accrued expenses	7,596	7,173
Deferred revenue	2,207	3,626
Capital lease obligation	376	295

Total current liabilities	16,053	15,724

Capital lease obligation, net of current portion	910	814
Deferred revenue, net of current portion	189	123
Other noncurrent liability	84	42
Minority interest in consolidated subsidiary	341	314
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 11,113 and 11,065 shares as of June 30, 2006 and December 31, 2005, respectively	11	11
Additional paid-in capital	78,731	79,070
Retained earnings	8,537	6,470
Deferred stock-based compensation	—	(1,426)
Accumulated other comprehensive loss	(584)	(687)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	86,408	83,151

Total liabilities and stockholders’ equity	$103,985	$100,168

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.
Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$18,131	$12,971	$35,270	$25,080
Cost of revenues (1)	7,541	6,014	15,573	11,632

Gross profit	10,590	6,957	19,697	13,448
Operating expenses (1):
Sales and marketing	6,149	4,400	11,607	8,266
Research and development	1,039	666	2,248	1,529
General and administrative	2,031	1,193	4,177	2,385

Total operating expenses	9,219	6,259	18,032	12,180

Income from operations	1,371	698	1,665	1,268
Interest income (expense), net	731	(34)	1,383	(45)
Other income (expense), net	276	(146)	406	(281)

Income before provision for income taxes and minority interest	2,378	518	3,454	942
Provision for income taxes	915	211	1,351	383
Minority interest in net income of subsidiary	22	16	36	35

Net income	$1,441	$291	$2,067	$524

Basic net income per share	$0.13	$0.05	$0.19	$0.08

Diluted net income per share	$0.12	$0.04	$0.17	$0.07

Basic weighted average common shares outstanding	11,044	6,209	11,038	6,226

Diluted weighted average common shares outstanding	12,138	7,433	12,158	7,234

(1)	Stock-based compensation is attributable to the following categories:

Cost of revenues	$19	$13	$25	$13
Sales and marketing	168	219	242	219
Research and development	58	5	126	5
General and administrative	247	21	397	21

Total stock-based compensation	$492	$258	$790	$258

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Consolidated Statements of Cash Flow
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$2,067	$524
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	991	823
Stock-based compensation expense	790	258
Accretion of discounts on marketable securities	(446)	—
Deferred income taxes	(546)	—
Minority interest in consolidated subsidiary	27	32
Changes in operating assets and liabilities:
Accounts receivable	(1,611)	(1,674)
Due from related party	(50)	(38)
Inventories	(2,516)	(2,097)
Net book value of demonstration inventory sold	108	210
Prepaid expenses and other current assets	(529)	(265)
Accounts payable	927	853
Due to related party	279	743
Accrued expenses	482	481
Deferred revenue	(1,404)	93
Other noncurrent liability	42	—

Net cash used in operating activities	(1,389)	(57)
Investing activities:
Purchases of property and equipment	(1,042)	(1,248)
Proceeds from the sales and maturities of marketable securities	66,152	250
Purchases of marketable securities	(121,416)	—
Increase in other assets	(8)	(215)

Net cash used in investing activities	(56,314)	(1,213)
Financing activities:
Payments on short term loan and note payable to related party	—	(12)
Tax benefits related to stock options	164	—
Proceeds from exercise of stock options	158	—
Proceeds from sale of common stock	—	1,485
Repurchase of common stock	—	(1,485)
Payments received on stockholder notes	—	3
Payments of initial public offering costs	(38)	—
Payments on capital lease obligation	(171)	(94)

Net cash provided by (used in) financing activities	113	(103)
Effect of exchange rate changes on cash and cash equivalents	(322)	543

Net decrease in cash and cash equivalents	(57,912)	(830)
Cash and cash equivalents, beginning of the period	64,646	4,028

Cash and cash equivalents, end of the period	$6,734	$3,198

Supplemental cash flow information
Cash paid for interest	$53	$38

Cash paid for income taxes	$1,081	$—

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$345	$455

Deferred compensation associated with stock option grants to employees	$—	$1,690

Proceeds from the sale of investment held in escrow	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Notes to Consolidated Financial Statements
Note 1 — Interim Consolidated Financial Statements
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Cynosure, Inc. (Cynosure) as reported on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ended December 31, 2006, or any other period.
Note 2 — Stock-Based Compensation
     As of June 30, 2006, Cynosure has one active stock-based compensation plan, the 2005 Stock Incentive Plan, and had options outstanding (but can make no future grants) under two other stock-based compensation plans, the 2003 Stock Compensation Plan and the 2004 Stock Option Plan. The number of shares of class A common stock reserved for issuance under the 2005 Stock Incentive Plan as of June 30, 2006 was 558,999 shares. Option awards are generally granted with an exercise price equal to the fair market value of Cynosure’s stock at the date of grant; those option awards generally vest based on three to four years of continuous service and have 10-year contractual terms. See Note 9 to Cynosure’s financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2005 for further detail on Cynosure’s stock-based compensation plans.
     Prior to January 1, 2006, Cynosure accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In May 2005, Cynosure granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, recorded deferred stock-based compensation of approximately $1.7 million. During the year ended December 31, 2005, Cynosure recorded amortization of deferred stock-based compensation of $264,000, $53,000 of which was recorded during the six months ended June 30, 2005. Effective January 1, 2006, Cynosure adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS 123(R)) using the modified-prospective-transition method. The modified-prospective-transition method is one in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Cynosure’s historical policy under SFAS 123. As a result, Cynosure has applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     As a result of the adoption of SFAS 123(R), Cynosure has recorded stock-based compensation expense as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)
Cost of revenues	$19	$25
Research and development	168	242
Selling and marketing	58	126
General and administrative	247	397

	$492	$790

     The stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 for the three-month period ended June 30, 2006. The stock-based compensation expense reduced basic and diluted earnings per share by $0.06 and $0.05, respectively, for the six-month period ended June 30, 2006. These results reflect stock-based compensation expense of $492,000 and $790,000, and related tax benefits of $117,000 and $170,000 for the three- and six-month periods ended June 30, 2006. In accordance with the modified-prospective-transition method of SFAS 123(R), Cynosure has not restated results for prior periods. Cynosure capitalized $5,000 and $14,000 of stock-based compensation expense as part of inventory during the three and six month periods ended June 30, 2006. As of June 30, 2006, there was $5.1 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years. Additionally, as a result of implementation of SFAS 123(R), as of January 1, 2006, Cynosure reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cash received from option exercises was $158,000 during the six month period ended June 30, 2006. Cynosure recognized $164,000 in tax benefits from these option exercises during the six month period ended June 30, 2006.
     Prior to adopting SFAS 123(R), Cynosure accounted for stock-based compensation under APB 25 using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the fair value based method of SFAS 123 had been applied to the three- and six-month periods ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands except per share data)
Net income as reported	$291	$524
Add: Stock-based employee compensation expense included in determination of net income, net of related tax effects	34	34
Less: Stock-based employee compensation determined under the fair value based method, net of related tax effects	(179)	(268)

Net income – pro forma	$146	$290

Income per common equivalent share:
Basic – as reported	$0.05	$0.08

Diluted – as reported	$0.04	$0.07

Basic – pro forma	$0.02	$0.05

Diluted – pro forma	$0.02	$0.04

     Cynosure granted 241,700 stock options during the six month period ended June 30, 2006. Effective with the adoption of SFAS 123(R), Cynosure has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the six months ended June 30, 2006 was $12.55 using the following assumptions:

Six Months Ended
June 30,
2006
Risk-free interest rate	5.00%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	82%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on an average of the volatility of other similar companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Cynosure’s expected term of options granted in the six-months ended June 30, 2006 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

     The following table summarizes all stock option activity under all of Cynosure’s stock-based compensation plans for the six months ended June 30, 2006 (in thousands, except per share and weighted-average data):

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Number	Per Share	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Exercise Price	Term	Value
Outstanding at December 31, 2005	1,821	$3.00-$15.00	$3.46
Granted	242	15.84-17.45	17.38
Exercised	(47)	3.00-4.50	3.29		$479
Forfeited	(29)	3.00-17.45	6.07

Outstanding at June 30, 2006	1,987	$3.00-$17.45	$5.12	8.5	$18,967

Exercisable at June 30, 2006	763	$3.00-$17.45	$3.29	8.2	$8,412

Vested and expected to vest at June 30, 2006(1)	1,973	$3.00-$15.00	$5.12		$18,109

Available for grant at June 30, 2006	300

(1)	This represents the number of vested options as of June 30, 2006 plus the number of unvested options expected to vest as of June 30, 2006 based on the unvested outstanding options at June 30, 2006 adjusted for the estimated annual forfeiture rate of 1.0%.
     The range of exercise prices for options outstanding and exercisable as of June 30, 2006 are as follows (in thousands, except per share and weighted-average data):

		Weighted-
		Average
	Options	Remaining	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price
$3.00	1,337	8.28	623
$3.25	28	3.91	28
$3.50	4	5.34	4
$4.00	6	3.33	6
$4.50	351	8.88	98
$15.00	24	9.44	0
$15.84	10	9.88	0
$17.54	227	9.86	4

	1,987	8.51	763

Note 3 — Inventories
     Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$1,862	$2,579
Work in process	970	2,259
Finished goods	14,055	9,302

	$16,887	$14,140

Note 4 — Marketable Securities
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

     As of June 30, 2006, Cynosure’s marketable securities consist of the following (in thousands):

	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Corporate bonds	$27,360	$27,401	$1	$42
State and municipal bonds	21,250	21,250	—	—
Federal agency obligations	5,503	5,505	—	2
Certificates of deposit	1,551	1,555	—	4

	$55,664	$55,711	$1	$48

     As of June 30, 2006, Cynosure’s marketable securities mature as follows (in thousands):

	Maturities
	Total	Less Than One Year	One to Two Years
Corporate bonds	$27,360	$26,536	$824
State and municipal bonds	21,250	21,250	—
Federal agency obligations	5,503	5,503	—
Certificates of deposit	1,551	1,551	—

	$55,664	$54,840	$824

Note 5 — Warranty Costs
     Cynosure provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.
     The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2006, which is a component of accrued liabilities on the consolidated balance sheets at June 30, 2006:

June 30,
2006
(in thousands)
Warranty accrual, beginning of period	$2,265
Charged to costs and expenses relating to new sales	1,672
Costs incurred	(1,077)

Warranty accrual, end of period	$2,860

Note 6 — Segment Information
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

     The following table represents total revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
United States	$9,625	$6,271	$19,203	$12,119
Europe	3,936	3,353	8,937	6,125
Asia / Pacific	2,476	1,547	3,875	3,118
Other	2,094	1,800	3,255	3,718

Total	$18,131	$12,971	$35,270	$25,080

Net assets by geographic area are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
United States	$88,500	$86,323
Europe	(546)	(1,812)
Asia / Pacific	(115)	(264)
Eliminations	(1,431)	(1,096)

Total	$86,408	$83,151

Long-lived assets by geographic area are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
United States	$5,869	$5,488
Europe	224	278
Asia / Pacific	110	124
Eliminations	(673)	(673)

Total	$5,530	$5,217

     No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, net assets or long-lived assets for any periods presented.
Note 7 — Net Income Per Common Share
     Basic net income per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.
     A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Basic weighted average number of shares outstanding	11,044	6,209	11,038	6,226
Potential common shares pursuant to stock options	1,094	1,224	1,120	1,008

Diluted weighted average number of shares outstanding	12,138	7,433	12,158	7,234

     During the three- and six-month periods ended June 30, 2006 approximately 236,700 shares and 140,850 shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive. There were no shares excluded from the calculation during the three-and six-month periods ended June 30, 2005.

Note 8 — Comprehensive Income
     Comprehensive income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of total comprehensive income for the three- and six-month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Cumulative translation adjustment, net of tax	$25	$195	$(95)	$88
Unrealized loss on marketable securities, net of tax	(28)	—	(32)	—

Total other comprehensive (loss) income	(3)	195	(127)	88
Reported net income	1,441	291	2,067	524

Total comprehensive income	$1,438	$486	$1,940	$612

Note 9 — Litigation
     In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Although Cynosure is continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, Cynosure expects the number of unsolicited facsimiles to be very large. Cynosure is vigorously defending the lawsuit and has filed initial briefs and motions with the court. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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
     In June 2006, Baltimore Laser Solutions, Inc., and Kevin T. Campbell, filed suit against Cynosure and one of its former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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

Note 10 — Sona MedSpa
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
     In October 2005, Cynosure entered into a preferred vendor agreement with Sona MedSpa whereby Cynosure sold certain laser systems to Sona Medspa for approximately $1.3 million, which was recorded as deferred revenue as of December 31, 2005 because the fee was not fixed or determinable at the time of sale. In March 2006, Sona MedSpa notified Cynosure that Sona MedSpa was uncertain that it had the financial resources to honor its commitments to Cynosure and Cynosure determined that the collectibility of the fee was not probable and, as a result, reversed the related deferred revenue. Cynosure expensed as cost of goods sold approximately $667,000 of inventory delivered under the agreement. Additionally, Cynosure provided an allowance for doubtful accounts of $463,000 for accounts receivable associated with services provided prior to the October 2005 preferred vendor agreement. On May 2, 2006, Cynosure sent Sona MedSpa a notice of default with respect to Sona MedSpa’s failure to pay Cynosure amounts payable under two agreements between the parties. On June 2, 2006, Cynosure terminated the agreement with Sona MedSpa as the defaults under the agreements were not cured.
Note 11 — Related Party Transactions
     As of June 30, 2006, El. En. S.p.A. (El.En.) owned 35% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2006 and 2005 were approximately $991,000 and $496,000, respectively. Purchases of inventory from El.En. during the six months ended June 30, 2006 and 2005 were approximately $2.1 million and $745,000, respectively. As of June 30, 2006 and December 31, 2005, amounts due to related party for these purchases were approximately $1,244,000 and $960,000, respectively. Amounts due from El.En. as of June 30, 2006 and December 31, 2005 were $122,000 and $72,000, respectively, which represent services performed by Cynosure.
     During 2003, Cynosure made an investment in a private company that represents an approximate 2% ownership interest in the entity. During the three and six months ended June 30, 2005, Cynosure recognized revenue of approximately $180,000 and $320,000, respectively, related to laser sales to this entity and did not recognize any revenue during the three or six months ended June 30, 2006. Cynosure’s investment of $257,000 is carried at the lower of cost or fair value.

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
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly in Part I – Item 1A, in this Quarterly Report, particularly in Part II – Item 1A, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.
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
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 27, 2006. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
     We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company, including:
•	redesigning many of our existing products;

•	introducing innovative new products and technologies;

•	streamlining and rationalizing our manufacturing processes;

•	reorganizing and expanding our research and development, sales and marketing and distribution capabilities; and

•	enhancing our customer service network.
     Since the beginning of 2004, we have introduced 11 new aesthetic treatment systems, including our five flagship products:
•	the Apogee Elite system, our flagship product for hair removal, in March 2004;

•	the Cynergy system, our flagship product for the treatment of vascular lesions, in October 2005;

•	the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in February 2004;

•	the Affirm system, our flagship product for skin rejuvenation, including treatments for wrinkles, skin texture, skin discoloration and skin tightening, in April 2006, which we expect to begin delivery of in the third quarter of 2006; and

•	the PhotoSilk Plus system for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions which was introduced in 2005.
As a result of our product development efforts, we incurred increased research and development expenses in absolute dollars, although not as a percentage of revenues, during 2005 and the six months ended June 30, 2006.
     In December 2005, we completed our initial public offering of 5,750,000 shares of class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. We received aggregate net proceeds of approximately $64.0 million from the sale of our shares, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. El.En.’s ownership percentage of Cynosure as June 30, 2006 was 35%.
     We have expanded our North American direct sales and marketing organization from 22 employees as of December 31, 2003 to 40 employees as of June 30, 2006. In addition, we have expanded our distribution relationships and had 22 distributors covering 47 countries as of June 30, 2006. In January 2005, we launched a separate CynosureSpa brand with product offerings, tailored marketing and sales personnel focused exclusively on the aesthetic spa market. As a result of these activities, we incurred increased sales and marketing expenses in absolute dollars, and as a percentage of revenues, during 2005 and in the three and six month periods ended June 30, 2006.
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
     We also sell our laser systems on an original equipment manufacturer basis to third parties with whom we collaborate in connection with surgical uses of our laser products.
Financial Operations Overview
Revenues
     We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including extended product warranty agreements. During the six months ended June 30, 2006, we derived approximately 95% of our revenues from sales of our products and 5% of our revenues from service. For the comparable period in 2005, we derived approximately 90% of our revenues from sales of our products, 6% of our revenues from service and 4% of our revenues from our revenue sharing arrangement with Sona MedSpa which was terminated in June 2006. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.
     We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. During the six month periods ended June 30, 2006, and in 2005, we derived 40% and 42%, respectively, of our revenues from sales of our products outside North America. As of June 30, 2006, we had 40 sales employees in North America, 16 sales employees in four European countries, Japan and China and distributors in 47 countries. The following table provides revenue data by geographical region for the six month periods ended June 2006 and 2005:

	Percentage of Revenues
	Six Months Ended June 30,
Region	2006	2005
North America	57%	57%
Europe	25	24
Asia/Pacific	12	13
Other	6	6

Total	100%	100%

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
Results of operations
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
     The following tables contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three-month period ended June 30, 2006 and 2005, respectively (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2006		2005
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$18,131	100%	$12,971	100%	$5,160	40%
Cost of revenues	7,541	42	6,014	46	1,527	25

Gross profit	10,590	58	6,957	54	3,633	52
Operating expenses
Sales and marketing	6,149	34	4,400	34	1,749	40
Research and development	1,039	6	666	5	373	56
General and administrative	2,031	11	1,193	9	838	70

Total operating expenses	9,219	51	6,259	48	2,960	47

Income from operations	1,371	8	698	5	673	96
Interest income (expense), net	731	4	(34)	—	765	2250
Other income (expense), net	276	2	(146)	(1)	422	289

Income before provision for income taxes and minority interest	2,378	13	518	4	1,860	359
Provision for income taxes	915	5	211	2	704	334
Minority interest in net income of subsidiary	22	—	16	—	6	38

Net income	$1,441	8%	$291	2%	$1,150	395%

Revenues
     Revenues in the three months ended June 30, 2006 exceeded revenues in the three months ended June 30, 2005 by $5.2 million, or 40%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Product sales in North America	$9,276	$6,051	$3,225	53%
Product sales outside North America	6,341	4,210	2,131	51
Original equipment manufacturer sales and revenue sharing	301	1,103	(802)	(73)
Parts, accessories and service sales	2,213	1,607	606	38

Total Revenues	$18,131	$12,971	$5,160	40%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 23 additional direct sales employees between December 31, 2004 and June 30, 2006.

•	Revenues from sales of products outside of North America increased mainly attributable to increased sales of products to distributors in the Far East of $0.7 million, or 256%, over the 2005 period and in the Middle East of $0.7 million, or 152%, over the 2005 period. These increases are also a result of a favorable change in product mix and increased average selling prices. Additionally, revenues from sales of products to Europe increased of $0.7 million, or 27%, over the 2005 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors. The increase also resulted from the introduction of new products.
•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased primarily due to a $0.8 million decrease in revenues from our revenue sharing arrangement with Sona MedSpa which was terminated in June 2006.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
Cost of Revenues

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Cost of revenues (in thousands)	$7,541	$6,014	$1,527	25%
Cost of revenues (as a percentage of total revenues)	42%	46%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. The increase in gross margin is due to higher average selling prices of our products due to a favorable change in product mix as well as increased direct sales and lower product costs as a result of streamlining our manufacturing approach. We derived all of our North American product revenues from direct sales.
Sales and Marketing

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Sales and marketing (in thousands)	$6,149	$4,400	$1,749	40%
Sales and marketing (as a percentage of total revenues)	34%	34%
     Sales and marketing expenses increased primarily due to an increase of $1.0 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.2 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $0.6 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts.
Research and Development

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Research and development (in thousands)	$1,039	$666	$373	56%
Research and development (as a percentage of total revenues)	6%	5%
     The increase in research and development expenses is due to an increase of $0.2 million of project research costs related to our new Affirm system which we expect to be our flagship product for skin rejuvenation. The increase in research and development expenses is also attributable to stock-based compensation of $0.1 million.
General and Administrative

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
General and administrative (in thousands)	$2,031	$1,193	$838	70%
General and administrative (as a percentage of total revenues)	11%	9%
     General and administrative expenses increased $0.5 million due to an increase in personnel and legal and accounting expenses associated with becoming a public company and $0.2 million of stock-based compensation.

Interest Income (Expense), net and Other Income (Expense), net

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Interest income (expense), net (in thousands)	$731	$(34)	$765	2250%
Other income (expense), net (in thousands)	$276	$(146)	$422	289%
     The increase in interest income (expense), net resulted from interest income earned on higher cash balances available for investment due to our initial public offering in December 2005. The increase in other income (expense), net is a result of foreign currency remeasurement gains in 2006 compared to foreign currency remeasurement losses in 2005 due to favorable movement in foreign currency exchange rates.
Provision for Income Taxes

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Provision for income taxes (in thousands)	$915	$211	$704	334%
Provision as a % of income before provision for income taxes and minority interest	38%	41%
     The increase in our provision for income taxes is primarily attributable to the $1.9 million increase in our income before provision for income taxes and minority interest from $0.5 million in 2005 to $2.4 million in 2006.
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
     The following tables contains selected income statement information, which serves as the basis of the discussion of our results of operations for the six-month period ended June 30, 2006 and 2005, respectively (in thousands, except for percentages):

	Six Months Ended
	June 30,
	2006		2005
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$35,270	100%	$25,080	100%	$10,190	41%
Cost of revenues	15,573	44	11,632	46	3,941	34

Gross profit	19,697	56	13,448	54	6,249	46
Operating expenses
Sales and marketing	11,607	33	8,266	33	3,341	40
Research and development	2,248	6	1,529	6	719	47
General and administrative	4,177	12	2,385	10	1,792	75

Total operating expenses	18,032	51	12,180	49	5,852	48

Income from operations	1,665	5	1,268	5	397	31
Interest income (expense), net	1,383	4	(45)	—	1,428	3,173
Other income (expense), net	406	1	(281)	(1)	687	244

Income before provision for income taxes and minority interest	3,454	10	942	4	2,512	267
Provision for income taxes	1,351	4	383	2	968	253
Minority interest in net income of subsidiary	36	—	35	—	1	3

Net income	$2,067	6%	$524	2%	$1,543	294%

Revenues
     Revenues in the six months ended June 30, 2006 exceeded revenues in the six months ended June 30, 2005 by $10.2 million, or 41%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Product sales in North America	$18,131	$11,318	$6,813	60%
Product sales outside North America	11,928	8,235	3,693	45
Original equipment manufacturer sales and revenue sharing	575	2,110	(1,535)	(73)
Parts, accessories and service sales	4,636	3,417	1,219	36

Total Revenues	$35,270	$25,080	$10,190	41%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 23 additional direct sales employees between December 31, 2004 and June 30, 2006.

•	Revenues from sales of products outside of North America increased mainly attributable to an increase in sales in Europe of $2.6 million, or 53%, over the 2005 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors. The increase also resulted from the introduction of new products. This increase is also due to an increase in sales of products to distributors in the Middle East of $0.5 million and the Far East of $0.3 million in the 2006 period as compared to the 2005 period.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased primarily attributable to a $1.4 million decrease in revenues from our revenue sharing arrangement with Sona MedSpa which was terminated in June 2006.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
Cost of Revenues

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Cost of revenues (in thousands)	$15,573	$11,632	$3,941	34%
Cost of revenues (as a percentage of total revenues)	44%	46%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products and the write-down of inventory related to Sona MedSpa. See Note 10 in our Notes to Consolidated Financial Statements included in this Quarterly Report for further detail on this inventory write-down. The increase in gross margin is due to higher average selling prices of our products due to a favorable change in product mix as well as increased direct sales and lower product costs as a result of streamlining our manufacturing approach. We derived all of our North American product revenues from direct sales. This increased margin was partially offset by the write-down of approximately $0.7 million of inventory associated with Sona MedSpa which negatively affected our gross margin by 190 basis points.
Sales and Marketing

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Sales and marketing (in thousands)	$11,607	$8,266	$3,341	40%
Sales and marketing (as a percentage of total revenues)	33%	33%
     Sales and marketing expenses increased primarily due to an increase of $2.0 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.4 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $0.9 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts.
Research and Development

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Research and development (in thousands)	$2,248	$1,529	$719	47%
Research and development (as a percentage of total revenues)	6%	6%

     The increase in research and development expenses is due to an increase of $0.5 million of project research costs primarily related to our new Affirm system which we expect to be our flagship product for skin rejuvenation. The increase in research and development expenses is also attributable to stock-based compensation of $0.1 million.
General and Administrative

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
General and administrative (in thousands)	$4,177	$2,385	$1,792	75%
General and administrative (as a percentage of total revenues)	12%	10%
The increase in general and administrative expenses is partially attributable to a $0.5 million provision in our allowance for doubtful accounts related to Sona MedSpa. See Note 10 in our Notes to Consolidated Financial Statements included in this Quarterly Report for further detail on this provision for doubtful accounts. Additionally, $0.9 million of the increase was due to an increase in personnel and legal and accounting expenses associated with becoming a public company and $0.4 million of stock-based compensation.
Interest Income (Expense), net and Other Income (Expense), net

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Interest income (expense), net (in thousands)	$1,383	$(45)	$1,428	3173%
Other income (expense), net (in thousands)	$406	$(281)	$687	244%
     The increase in interest income (expense), net resulted from interest income earned on higher cash balances available for investment due to our initial public offering in December 2005. The increase in other income (expense), net is a result of foreign currency remeasurement gains in 2006 compared to foreign currency remeasurement losses in 2005 due to favorable movement in foreign currency exchange rates.
Provision for Income Taxes

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Provision for income taxes (in thousands)	$1,351	$383	$968	253%
Provision as a % of income before provision for income taxes and minority interest	39%	41%
     The increase in our provision for income taxes is primarily attributable to the $2.6 million increase in our income before provision for income taxes and minority interest from $0.9 million in 2005 to $3.5 million in 2006.
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
     At June 30, 2006, our cash, cash equivalents and marketable securities were $62.4 million compared to $64.6 million as of December 31, 2005. Our cash and cash equivalents of $6.7 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations. Our marketable securities of $55.7 million are investments in various federal and state government obligations and corporate obligations, all of which mature by July 31, 2007.

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
Cash Flows
     Net cash used in operating activities was $1.4 million for the six months ended June 30, 2006. This resulted primarily from net income for the period of $2.1 million, increased by approximately $1.8 million in depreciation and stock-based compensation expense and decreased by approximately $1.0 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $4.3 million principally related to an increase in inventory for anticipated future sales. Net cash used in investing activities was $56.3 million for the six months ended June 30, 2006, which consisted primarily of the net purchase of $55.3 million of marketable securities and $1.0 million used for fixed asset purchases. Net cash provided from financing activities during the six months ended June 30, 2006 was $0.1 million, principally relating to proceeds from exercises of stock options.
     Net cash used in operating activities was $57,000 for the six months ended June 30, 2005. This resulted primarily from net income for the period of $0.5 million, increased by approximately $1.1 million in depreciation and stock-based compensation expense. Net changes in working capital items decreased cash from operating activities by approximately $1.7 million principally related to an increase in inventory for anticipated future sales and in preparation for our transition to modular assembly and contract manufacturing. Net cash used in investing activities was $1.2 million for the six months ended June 30, 2005, which consisted primarily of $1.2 million for fixed asset purchases and the payment of a $0.2 million security deposit relating to the lease for our new corporate headquarters offset by the receipt of $0.3 million released from escrow as part of the sale of our investment in Sona MedSpa. Net cash used in financing activities during the six months ended June 30, 2005 was $0.1 million, principally relating to payments on our capital lease obligations.
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
     Accounts Receivable and Concentration of Credit Risk
     Our accounts receivable balance, net of allowance for doubtful accounts, was $15.4 million as of June 30, 2006, compared with $13.6 million as of December 31, 2005. The allowance for doubtful accounts as of June 30, 2006 was $2.6 million, and as of December 31, 2005 was $0.7 million. We maintain an allowance, or reserve, for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. During the six months ended June 30, 2006, Sona MedSpa notified us that it was uncertain that it had the financial resources to honor its commitments to Cynosure. As a result, we provided an additional allowance for doubtful accounts of $463,000 as a result of this notification. Additionally, we reclassified approximately $1.4 million of deferred revenue related to Sona MedSpa into our allowance for doubtful accounts. While our credit losses have historically been within our expectations and the allowances established, we may not continue to experience the same credit losses that we have in the past, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.
     Inventories and Allowance for Obsolescence
     We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $16.9 million as of June 30, 2006 compared to $14.1 million as of December 31, 2005. Our inventory allowance as of June 30, 2006 was $0.8 million and as of December 31, 2005 was $1.0 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.
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
     Stock-Based Compensation
     As of June 30, 2006, we had one active stock-based compensation plan, our 2005 Stock Incentive Plan, and had options outstanding (but can make no future grants) under two other stock-based compensation plans, our 2003 Stock Compensation Plan and our 2004 Stock Option Plan. The plans permit the grant of stock options for up to 2,350,000 shares of common stock in the aggregate. Our stock option awards are generally granted with an exercise price equal to the fair value of our stock at the date of grant and they generally vest based on three to four years of continuous service and have 10-year contractual terms. See Note 9 to financial statements contained in our Annual Report on Form 10-K for the year-ended December 31, 2005 for further detail on our stock-based compensation plans.
     Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In May 2005, we granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, we recorded deferred stock-based compensation of approximately $1.7 million. During the year ended December 31, 2005, we recorded amortization of deferred stock-based compensation of $264,000, all of which was recorded during the three months ended June 30, 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS 123(R)) using the modified-prospective-transition method. The modified-prospective-transition method is one in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     As a result of the adoption of SFAS 123(R), we have recorded stock-based compensation expense as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)
Cost of revenues	$19	$25
Research and development	168	242
Selling and marketing	58	126
General and administrative	247	397

	$492	$790

     The stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 for the three month period ended June 30, 2006. The stock-based compensation expense reduced basic and diluted earnings per share by $0.06 and $0.05, respectively, for the six month period ended June 30, 2006. These results reflect stock-based compensation expense of $492,000 and $790,000, and related tax benefits of $117,000 and $170,000 for the three and six month periods ended June 30, 2006, respectively. In accordance with the modified-prospective transition method of SFAS 123(R), we have not restated results for prior periods. We capitalized $5,000 and $14,000 of stock-based compensation expense as part of inventory during the three and six month periods ended June 30, 2006, respectively. As of June 30, 2006, there was $5.1 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years. Additionally, as a result of implementation of SFAS 123(R), as of January 1, 2006, we reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cash received from option exercises was $158,000 during the six month period ended June 30, 2006. We recognized $164,000 tax benefits from these option exercises during the six month period ended June 30, 2006.
     We granted 241,700 stock options during the six month period ended June 30, 2006. Effective with the adoption of SFAS 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair values of the options granted during the six months ended June 30, 2006 were $12.55 using the following assumptions:

Six Months Ended
June 30,
2006
Risk-free interest rate	5.00%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	82%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to our initial public offering in December 2005, we believe there is not adequate information on the volatility of our own shares. As such, we estimated expected stock price volatility is based on an average of the volatility of other similar companies in the same industry. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted in the six-months ended June 30, 2006 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.
     SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. In addition, given our initial public offering in December 2005, we have a very limited data in terms of historical forfeiture rates, volatilities and expected terms as a public company and, as such, we are developing our estimates for our volatilities and expected terms based on guideline companies within our industry. If actual forfeiture rates, volatilities and expected terms differ from our estimates, we would be required to revise our estimated stock-based compensation expense in future periods.
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
Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations. Each security matures by July 31, 2007. The weighted average interest rate on our total portfolio is 5.1%. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (excluding acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.
Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 49% of our total international product revenues during the six months ended June 30, 2006. Substantially all of the remainder of our revenues was from sales in euros, British pounds and Japanese yen. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — Other Information
Item 1. Legal Proceedings
     In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect the number of unsolicited facsimiles to be very large. We are vigorously defending the lawsuit and has filed initial briefs and motions with the court. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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
     In June 2006, Baltimore Laser Solutions, Inc., and Kevin T. Campbell, filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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
     Although we were profitable in 2004, 2005 and the first two quarters of 2006, we incurred operating losses for three of the last five years. Our net losses were approximately $6.0 million in 2001, $1.9 million in 2002 and $0.5 million in 2003. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock will decline, and you could lose all or a part of your investment.
If we fail to obtain Alexandrite rods or our air cooling system from our sole suppliers, our ability to manufacture and sell our products and components would be impaired.
     We use Alexandrite rods to manufacture the lasers for our Apogee products. We depend exclusively on Northrop Grumman SYNOPTICS to supply Alexandrite rods to us, and we are aware of no alternative supplier meeting our quality standards. We offer our SmartCool(R) treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. Both Alexandrite lasers and our SmartCool systems are important to our business.
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
     Competition in the aesthetic laser industry is intense. Our products compete against products offered by public companies, such as Candela Corporation, Cutera, Inc., Laserscope, Lumenis Ltd., Palomar Medical Technologies, Inc. and Syneron Medical Ltd., as well as several smaller specialized private companies, such as Radiancy, Inc. and Thermage, Inc. Some of these competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We also face competition from medical products, such as BOTOX(R) and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, sclerotherapy, electrolysis, microdermabrasion and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. As a result of competition with these companies, products and procedures, we could experience loss of market share and decreasing revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.

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
     We sell our products in 56 foreign countries, and we therefore are subject to risks associated with having international operations. Sales outside of North America accounted for 40% of our product revenue during the six months ended June 30, 2006 and 42% during the same period in 2005.
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
     We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 49% of our revenues outside of North America during the six months ended June 30, 2006. Substantially all of the remainder of our revenues outside of North America was from sales in euros, British pounds and Japanese yen. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.
     In North America, the United Kingdom, Germany, Spain, France, Japan and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 17% of our revenue during the six month periods ended June 30, 2006 and 14% of our revenue in 2005. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 18 of our 22 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.
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
     El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. As of June 30, 2006, El.En. owned 77% of our outstanding class B common stock, which comprises 35% of our aggregate outstanding common. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:
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
     El.En. manufactures and owns the intellectual property rights to the Cynergy PL, PhotoLight, PhotoSilk Plus and TriActive LaserDermology products. We distribute these products pursuant to distribution agreements we have with El.En. These agreements provide us with exclusive worldwide distribution rights for our Cynergy PL product, and exclusive North American distribution rights for our PhotoLight, PhotoSilk and TriActive LaserDermology products. During the six months ended June 30, 2006, we derived 5% of our revenues from our distribution relationship with El. En. and in 2005, we derived 6% of our revenues from our distribution relationship with El.En. Although we have distribution rights for the PhotoLight, PhotoSilk Plus, Cynergy PL and TriActive LaserDermology products during the terms of the agreements, El.En. may discontinue production of these products at any time and must make reasonable efforts to provide one year’s notice to us prior to such discontinuation. Additionally, El.En. may not be able or willing to provide these products to us after the expiration of those agreements. El.En. may change the prices that we pay for these products on 30 days’ notice to us. Additionally, El.En. may terminate the distribution agreement for the PhotoLight, PhotoSilk Plus and TriActive LaserDermology systems if we do not meet annual minimum purchase obligations specified in the agreements. If El.En. ceases production of these products, is unable or unwilling to sell these products to us after the expiration of the distribution agreements, terminates the agreements or increases the prices that we pay for the products, we may not be able to replace them with similar products in a timely manner or on comparable terms, and our business could be adversely affected.

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
     If El.En. sells our shares and no longer has control over us, El.En. will cease to include our financial results in its consolidated financial statements, and El.En.’s interests may differ significantly from ours. If this occurs, our commercial relationship with El.En., from which we derived 5% of our revenues during the six months ended June 30, 2006 and 6% of our revenues in 2005, may be adversely affected, which, in turn, could have a material adverse effect on our business. For example, if El.En. does not have a continuing interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreements. If any of these events were to occur, it could harm our business.
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
     In July 2004, Palomar Medical Technologies, Inc. sent us a letter proposing to enter into negotiations with us regarding the grant of a nonexclusive license under specified United States and foreign patents owned or licensed by Palomar with respect to our Apogee Elite, Apogee 5500, PhotoLight and Acclaim 7000 products, and also with respect to our SmartEpil II product, which we no longer offer. In subsequent communications from Palomar in September 2004, March 2005, March 2006 and June 2006, Palomar reiterated its willingness to negotiate a license under these patents and, in its March 2005 communication, stated that it continues to believe that we need a license under these patents for each of the products listed in the July 2004 communication, as well as for our PhotoSilk, PhotoSilk Plus, Cynergy, Cynergy PL and Cynergy III systems. We have not entered into negotiations with Palomar with respect to such a license.
     In February 2002, Palomar filed a lawsuit against one of our competitors, Cutera, Inc., alleging that by making, using, selling or offering for sale its hair removal products, Cutera willfully and deliberately infringed one of the patents that Palomar has asserted against us in its letters to us. This litigation between Palomar and Cutera was settled in June 2006. Palomar may also bring suit against us claiming that some or all of our products violate patents owned or licensed by Palomar. Litigation is unpredictable, and we may not prevail in successfully defending or asserting our position. If Palomar takes legal action against us, and if we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe Palomar’s patents or we could be ordered to stop selling any products that are found to infringe Palomar’s patents.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our 2006 Annual Meeting of Stockholders on May 17, 2006. At the 2006 Annual Meeting, our stockholders elected all of the director nominees and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2006.
     At the 2006 Annual Meeting, holders of our class A and class B common stock, voting together as a single class, elected Thomas H. Robinson to serve as our class I classified director until our 2009 annual meeting of stockholders and until his successor is elected and qualified. Also at the 2006 Annual meeting, holders of our class B common stock, voting as a separate class, elected Ettore V. Biagioni, Andrea Cangioli, Leonardo Masotti and George J. Voita to serve as our class B directors until our 2007 annual meeting and until their successors are elected and qualified. In addition to the directors listed above who were elected at the 2006 Annual Meeting, the terms of the following directors continued after the 2006 Annual Meeting: Michael R. Davin and Paul F. Kelleher
     The matters acted upon at the 2006 Annual Meeting, and the voting tabulation for each matter, are as follows:
Proposal 1:	To elect one classified director for the next three years (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Nominee	Votes For	Votes Withheld
Thomas H. Robinson	10,060,543	31,205
Proposal 2:	To elect four class B directors for the next year (voted on by the holders of class B common stock, voting as a separate class):

Nominee	Votes For	Votes Withheld
Ettore V. Biagioni	4,385,402	0
Andrea Cangioli	4,310,402	75,000
George J. Vojta	4,385,402	0
Leonardo Masotti	4,385,402	0
Proposal 3:	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006 (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Votes For	Votes Against	Abstain
10,070,450	19,348	1,950

Item 5. Other Information
     On April 26, 2006, our Board of Directors approved the following stock option awards to be granted on May 8, 2006 to our executive officers pursuant to our 2005 Stock Incentive Plan:

Name and Principal Position	Stock Option Award
Michael R. Davin Chairman, President and Chief Executive Officer	50,000

Timothy W. Baker Executive Vice President and Chief Financial Officer	30,000

Douglas J. Delaney Executive Vice President, Sales	30,000
     The stock options were granted on May 8, 2006 and have an exercise price of $17.45, which was the closing price of the Company’s class A common stock on The Nasdaq Global Market on May 8, 2006. The options vest in equal quarterly installments over a three-year period. The options will expire on February 17, 2016, but will be subject to earlier termination as provided in the award agreement or in our 2005 Stock Incentive Plan.
     A copy of the form of nonstatutory stock option agreement entered into with each of the executive officers is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and the information set forth therein is incorporated by reference. A copy of the form of incentive stock option agreement under our 2005 Stock Incentive Plan is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.
Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Nonstatutory Stock Option Agreement

10.2	Form of Incentive Stock Option Agreement

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.

(Registrant)

Date: August 4, 2006	By:	/s/ Michael R. Davin

Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 4, 2006	By:	/s/ Timothy W. Baker

Timothy W. Baker Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
10.1	Form of Nonstatutory Stock Option Agreement

10.2	Form of Incentive Stock Option Agreement

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002