Form 10-Q
period 2006-09-30
CYNOSURE INC
filed 2006-11-13
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-51623
Cynosure, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3125110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Carlisle Road Westford, MA	01886
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐     Non-accelerated filer ☑     Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of shares outstanding of each of the registrant’s classes of common stock, as of November 9, 2006:

Class	Number of Shares
Class A Common Stock, $0.001 par value	7,019,115
Class B Common Stock, $0.001 par value	4,152,071

Cynosure, Inc.

Cynosure, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$8,121	$64,646
Marketable securities	53,235	—
Accounts receivable, net	17,618	13,552
Amounts due from related parties (Note 12)	8	72
Inventories	17,976	14,140
Prepaid expenses and other current assets	3,154	737
Deferred income taxes	5,838	1,804

Total current assets	105,950	94,951

Property and equipment, net	4,974	4,424
Other assets	513	793

Total assets	$111,437	$100,168

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loan	$165	$161
Accounts payable	4,778	3,509
Amounts due to related party (Note 12)	263	960
Accrued expenses	8,210	7,173
Accrued royalty settlement (Note 3)	10,000	—
Deferred revenue	2,393	3,626
Capital lease obligation	412	295

Total current liabilities	26,221	15,724

Capital lease obligation, net of current portion	1,031	814
Deferred revenue, net of current portion	305	123
Other noncurrent liability	101	42
Minority interest in consolidated subsidiary	360	314
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 11,170 and 11,065 shares as of September 30, 2006 and December 31, 2005, respectively	11	11
Additional paid-in capital	79,860	79,070
Retained earnings	4,291	6,470
Deferred stock-based compensation	—	(1,426)
Accumulated other comprehensive loss	(456)	(687)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	83,419	83,151

Total liabilities and stockholders’ equity	$111,437	$100,168

The accompaying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$18,556	$15,041	$53,826	$40,121
Cost of revenues (1)	7,442	7,092	23,015	18,724

Gross profit	11,114	7,949	30,811	21,397
Operating expenses (1):
Sales and marketing	6,372	4,153	17,979	12,419
Research and development	1,207	802	3,455	2,331
General and administrative	2,041	1,362	6,218	3,747
Royalty settlement (Note 3)	10,000	—	10,000	—

Total operating expenses	19,620	6,317	37,652	18,497

(Loss) income from operations	(8,506)	1,632	(6,841)	2,900
Interest income (expense), net	680	5	2,063	(40)
Other income (expense), net	215	38	621	(243)

(Loss) income before (benefit from) provision for income taxes and minority interest	(7,611)	1,675	(4,157)	2,617
(Benefit from) provision for income taxes	(3,370)	546	(2,019)	929
Minority interest in net income of subsidiary	6	23	41	58

Net (loss) income	$(4,247)	$1,106	$(2,179)	$1,630

Basic net (loss) income per share	$(0.38)	$0.18	$(0.20)	$0.26

Diluted net (loss) income per share	$(0.38)	$0.15	$(0.20)	$0.22

Basic weighted average common shares outstanding	11,107	6,242	11,061	6,232

Diluted weighted average common shares outstanding	11,107	7,578	11,061	7,348

(1)	Stock-based compensation is attributable to the following categories:

Cost of revenues	$53	$24	$79	$37
Sales and marketing	200	29	441	248
Research and development	262	11	388	16
General and administrative	305	41	703	62

Total stock-based compensation	$820	$105	$1,611	$363

The accompaying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Consolidated Statements of Cash Flow
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net (loss) income	$(2,179)	$1,630
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,725	1,284
Stock-based compensation expense	1,611	363
Accretion of discounts on marketable securities	(601)	—
Deferred income taxes	(4,036)	—
Minority interest in consolidated subsidiary	41	64
Gain on sale of investment	(118)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,771)	(2,148)
Due from related party	64	122
Inventories	(3,542)	(3,711)
Net book value of demonstration inventory sold	144	315
Prepaid expenses and other current assets	(2,415)	(191)
Accounts payable	1,233	1,405
Due to related party	(706)	1,218
Accrued expenses	1,094	1,454
Accrued royalty settlement	10,000	—
Deferred revenue	(1,113)	343
Other noncurrent liability	59	—

Net cash (used in) provided by operating activities	(2,510)	2,148
Investing activities:
Purchases of property and equipment	(1,758)	(2,075)
Proceeds from the sales and maturities of securities	119,025	250
Purchases of marketable securities	(171,275)	—
Increase in other assets	(13)	(200)

Net cash used in investing activities	(54,021)	(2,025)
Financing activities:
Payments on short term loan and note payable to related party	—	5
Tax benefits related to stock options	291	—
Proceeds from exercise of stock options	340	—
Proceeds from sale of common stock	—	1,485
Repurchase of common stock	—	(1,485)
Deferred financing costs	—	(1,254)
Payments received on stockholder notes	—	3
Payments of initial public offering costs	(38)	—
Payments on capital lease obligation	(275)	(94)

Net cash provided by (used in) financing activities	318	(1,340)
Effect of exchange rate changes on cash and cash equivalents	(312)	568

Net decrease in cash and cash equivalents	(56,525)	(649)
Cash and cash equivalents, beginning of the period	64,646	4,028

Cash and cash equivalents, end of the period	$8,121	$3,379

Supplemental cash flow information
Cash paid for interest	$90	$60

Cash paid for income taxes	$2,780	$—

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$604	$544

Deferred compensation associated with stock option grants to employees	$—	$1,690

Proceeds from the sale of investment held in escrow	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Notes to Consolidated Financial Statements
Note 1 — Interim Consolidated Financial Statements
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Cynosure, Inc. (Cynosure) as reported on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ended December 31, 2006, or any other period.
Note 2 — Stock-Based Compensation
     As of September 30, 2006, Cynosure has one active stock-based compensation plan, the 2005 Stock Incentive Plan, and had options outstanding (but can make no future grants) under two other stock-based compensation plans, the 2003 Stock Compensation Plan and the 2004 Stock Option Plan. The number of shares of class A common stock reserved for issuance under the 2005 Stock Incentive Plan as of September 30, 2006 was 558,999 shares. Option awards are generally granted with an exercise price equal to the fair market value of Cynosure’s stock at the date of grant; those option awards generally vest based on three to four years of continuous service and have 10-year contractual terms. See Note 9 to Cynosure’s financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2005 for further detail on Cynosure’s stock-based compensation plans.
     Prior to January 1, 2006, Cynosure accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In May 2005, Cynosure granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, recorded deferred stock-based compensation of approximately $1.7 million. During the year ended December 31, 2005, Cynosure recorded amortization of deferred stock-based compensation of $264,000, $158,000 of which was recorded during the nine months ended September 30, 2005. Effective January 1, 2006, Cynosure adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS 123(R)) using the modified-prospective-transition method. The modified-prospective-transition method is one in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Cynosure’s historical policy under SFAS 123. As a result, Cynosure has applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     The stock-based compensation expense increased both basic and diluted net loss per share by $0.05 for the three-month period ended September 30, 2006, and increased basic and diluted net loss per share by $0.11 for the nine-month period ended September 30, 2006. These results reflect stock-based compensation expense of $820,000 and $1.6 million, and related tax benefits of $234,000 and $404,000 for the three- and nine-month periods ended September 30, 2006, respectively. In accordance with the modified-prospective-transition method of SFAS 123(R), Cynosure has not restated results for prior periods. Cynosure capitalized $14,000 of stock-based compensation expense as a part of inventory during the nine month period ended September 30, 2006. As of September 30, 2006, there was $6.9 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years. Additionally, as a result of implementation of SFAS 123(R), as of January 1, 2006, Cynosure reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cash received from option exercises was $340,000 during the nine month period ended September 30, 2006. Cynosure recognized $291,000 in tax benefits from these option exercises during the nine month period ended September 30, 2006.
     Prior to adopting SFAS 123(R), Cynosure accounted for stock-based compensation under APB 25 using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the fair value based method of SFAS 123 had been applied to the three- and nine-month periods ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands except per share data)
Net income as reported	$1,106	$1,630
Add: Stock-based employee compensation expense included in determination of net income, net of related tax effects	69	103
Less: Stock-based employee compensation determined under the fair value based method, net of related tax effects	(204)	(472)

Net income — pro forma	$971	$1,261

Income per common equivalent share:
Basic — as reported	$0.18	$0.26

Diluted — as reported	$0.15	$0.22

Basic — pro forma	$0.15	$0.20

Diluted — pro forma	$0.13	$0.17

     Cynosure granted 424,150 stock options during the nine month period ended September 30, 2006. Effective with the adoption of SFAS 123(R), Cynosure has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the nine months ended September 30, 2006 was $11.40 using the following assumptions:

Nine Months Ended
September 30,
2006
Risk-free interest rate	5.00%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	82%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on an average of the volatility of other similar companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Cynosure’s expected term of options granted in the nine-months ended September 30, 2006 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

     The following table summarizes all stock option activity under all of Cynosure’s stock-based compensation plans for the nine months ended September 30, 2006 (in thousands, except per share and weighted-average data):

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Number	Per Share	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Exercise Price	Term	Value
Outstanding at December 31, 2005	1,821	$3.00-$15.00	$3.46
Granted	424	12.59-17.45	15.91
Exercised	(104)	3.00-4.50	3.26		$1,021
Forfeited	(39)	3.00-17.45	8.05

Outstanding at September 30, 2006	2,102	$3.00-$17.45	$5.90	8.42	$18,075

Exercisable at September 30, 2006	817	$3.00-$17.45	$3.62	8.07	$8,887

Vested and expected to vest at September 30, 2006(1)	2,089	$3.00-$17.45	$5.90		$17,983

Available for grant at September 30, 2006	148

(1)	This represents the number of vested options as of September 30, 2006 plus the number of unvested options expected to vest as of September 30, 2006 based on the unvested outstanding options at September 30, 2006 adjusted for the estimated annual forfeiture rate of 1.0%.
        The range of exercise prices for options outstanding and exercisable as of September 30, 2006 are as follows (in thousands, except per share and weighted-average data):

		Weighted-
		Average
	Options	Remaining	Options
	Outstanding	Contractual Term	Exercisable
Range of Exercise Prices
$3.00 — $4.50	1,668	8.10	794
$12.59 — $15.00	202	9.71	0
$15.84 — $17.45	232	9.60	23

	2,102	8.42	817

Note 3 — Royalty Settlement
     In various communications that the Company received from Palomar Medical Technologies, Inc. (Palomar) prior to September 30, 2006, Palomar asserted that Cynosure needs a license under specified U.S. and foreign patents owned or licensed by Palomar with respect to Cynosure’s hair removal-only systems. In the third quarter of 2006, Cynosure entered into negotiations with Palomar with respect to such a license. On November 6, 2006, Cynosure entered into a non-exclusive patent license with Palomar. Under the cross-license agreement, Cynosure obtained a non-exclusive license to integrate into its products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by Cynosure. In November 2006, Cynosure made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including Cynosure’s Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. Cynosure accrued this amount as of September 30, 2006 in the accompanying consolidated balance sheet and recorded this amount as a royalty settlement within Cynosure’s operating expenses for the three and nine months ended September 30, 2006.
     In connection with this agreement, Cynosure also agreed to pay royalties to Palomar on Cynosure’s future sales of certain hair removal products. The royalty rate for future sales of hair removal products will range from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Cynosure’s revenue from systems that do not include hair removal capabilities and revenue from service is not subject to any past or future royalties under the Palomar agreement.

Note 4 — Inventories
     Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$1,275	$2,579
Work in process	1,064	2,259
Finished goods	15,637	9,302

	$17,976	$14,140

Note 5 — Marketable Securities
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
     As of September 30, 2006, Cynosure’s marketable securities consist of the following (in thousands):

	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Corporate bonds	$13,269	$13,268	$7	$6
State and municipal bonds	37,308	37,307	2	1
Equity securities	278	270	8	—

Certificates of deposit	2,380	2,381	—	1

	$53,235	$53,226	$17	$8

     As of September 30, 2006, Cynosure’s marketable securities mature as follows (in thousands):

	Maturities
	Total	Less Than One Year	One to Two Years
Corporate bonds	$13,269	$12,455	$814
State and municipal bonds	37,308	35,265	2,043
Equity securities	278	—	—
Certificates of deposit	2,380	2,380	—

	$53,235	$50,100	$2,857

     As of September 30, 2006, Cynosure’s equity securities consist of 133,511 shares of common stock of a public company with a fair market value of approximately $278,000. These shares were acquired in connection with the sale of Cynosure’s investment in a private company during the three months ended September 30, 2006 and are considered available-for-sale securities in accordance with SFAS No. 115. See Note 13 for further discussion and accounting of this transaction.
Note 6 — Warranty Costs
     Cynosure provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

     The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2006, which is a component of accrued liabilities on the consolidated balance sheets at September 30, 2006:

September 30,
2006
(in thousands)
Warranty accrual, beginning of period	$2,265
Charged to costs and expenses relating to new sales	2,428
Costs incurred	(2,200)

Warranty accrual, end of period	$2,493

Note 7 — Segment Information
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
     The following table represents total revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
United States	$9,152	$9,077	$28,355	$21,362
Europe	4,130	2,229	13,067	8,227
Asia / Pacific	3,068	1,777	6,943	4,819
Other	2,206	1,958	5,461	5,713

Total	$18,556	$15,041	$53,826	$40,121

     Net assets by geographic area are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
United States	$84,697	$86,323
Europe	205	(1,812)
Asia / Pacific	(82)	(264)
Eliminations	(1,401)	(1,096)

Total	$83,419	$83,151

     Long-lived assets by geographic area are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
United States	$5,867	$5,488
Europe	191	278
Asia / Pacific	102	124
Eliminations	(673)	(673)

Total	$5,487	$5,217

     No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, net assets or long-lived assets for any periods presented.
Note 8 — Net (Loss) Income Per Common Share
     Basic net (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share was determined by dividing net (loss) income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.
     A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Basic weighted average number of shares outstanding	11,107	6,242	11,061	6,232
Potential common shares pursuant to stock options	—	1,336	—	1,116

Diluted weighted average number of shares outstanding	11,107	7,578	11,061	7,348

     During the three- and nine-month periods ended September 30, 2006, approximately 1,332,710 shares and 1,277,402 shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive. There were no shares excluded from the calculation during the three-and nine-month periods ended September 30, 2005.
Note 9 — Comprehensive (Loss) Income
     Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of total comprehensive income for the three- and nine-month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Cumulative translation adjustment, net of tax	$92	$(23)	$226	$(175)
Unrealized gain on marketable securities, net of tax	36	—	5	—

Total other comprehensive income (loss)	128	(23)	231	(175)
Reported net (loss) income	(4,247)	1,106	(2,179)	1,630

Total comprehensive (loss) income	$(4,119)	$1,083	$(1,948)	$1,455

Note 10 — Litigation
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
     In December 2005, certain individuals commenced an arbitration against Cynosure along with Sona International Inc., Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiff’s acquisition of franchises from the Sona entities. Cynosure declined to participate in the arbitration because it had not agreed contractually to do so, and it has been dismissed from the arbitration by agreement of the parties.
     In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against Cynosure and one of its former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. A court ordered conference is scheduled for December 1, 2006. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In June 2006, Baltimore Laser Solutions, Inc. filed suit against Cynosure and one of its former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the United States District Court in the District of Maryland. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against Cynosure in the United States District Court in the District of Minnesota. The suit alleges fraud, negligent misrepresentation and other causes of action in connection with Cynosure’s relationship with Sona. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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
Note 11 — Sona MedSpa
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
     In October 2005, Cynosure entered into a preferred vendor agreement with Sona MedSpa whereby Cynosure sold certain laser systems to Sona Medspa for approximately $1.3 million, which was recorded as deferred revenue as of December 31, 2005 because the fee was not fixed or determinable at the time of sale. In March 2006, Sona MedSpa notified Cynosure that Sona MedSpa was uncertain that it had the financial resources to honor its commitments to Cynosure and Cynosure determined that the collectibility of the fee was not probable and, as a result, reversed the related deferred revenue. Cynosure expensed as cost of goods sold approximately $667,000 of inventory delivered under the agreement. Additionally, Cynosure provided an allowance for doubtful accounts of $463,000 for accounts receivable associated with services provided prior to the October 2005 preferred vendor agreement. On May 2, 2006, Cynosure sent Sona MedSpa a notice of default with respect to Sona MedSpa’s failure to pay Cynosure amounts payable under two agreements between the parties. On June 2, 2006, Cynosure terminated the agreement with Sona MedSpa as the defaults under the agreements were not cured. Cynosure is currently in arbitration with Sona MedSpa seeking the amount payable under the two agreements between the parties.
Note 12 — Related Party Transactions
     As of September 30, 2006, El. En. S.p.A. (El.En.) owned 35% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2006 and 2005 were approximately $239,000 and $754,000, respectively. Purchases of inventory from El.En. during the nine months ended September 30, 2006 and 2005 were approximately $2.4 million and $1.5 million, respectively. As of September 30, 2006 and December 31, 2005, amounts due to related party for these purchases were approximately $263,000 and $960,000, respectively. Amounts due from El.En. as of September 30, 2006 and December 31, 2005 were $8,000 and $72,000, respectively, which represent services performed by Cynosure.
Note 13 — Investment in Solx, Inc.
     During 2003, Cynosure made an investment in Solx, Inc., a private company that represents an approximate 2% ownership interest in the entity. During the three and nine months ended September 30, 2005, Cynosure recognized revenue of approximately $0 and $320,000, respectively, related to laser sales to Solx, Inc. and did not recognize any revenue during the three or nine months ended September 30, 2006.

     In August 2006, Cynosure sold its investment interest in Solx, Inc. to a public company in exchange for consideration consisting of (1) approximately $379,000 in cash, and (2) 133,511 shares of common stock of the acquiring company with a fair market value of approximately $270,000. As a result of this sale, Cynosure recorded a gain of approximately $118,000, which is included in other income (expense), net, in the accompanying consolidated statements of income for the three and nine months ended September 30, 2006. In connection with this sale, Cynosure received approximately $105,000 in cash during the three months ended September 30, 2006, and the remaining cash consideration of approximately $274,000 is to be paid in the following installments: $64,000 in August 2007, $105,000 in August 2008 and $105,000 upon the achievement of a certain contingent event, as specified in the transaction agreement. Due to collection based on a contingent event and uncertainty regarding collection of the August 2007 and August 2008 payments, Cynosure deferred the gain related to the remaining cash consideration of $274,000 and will record this as a gain if and when it receives the remaining cash payments.
     The value of the shares of the acquiring company’s common stock is included in Cynosure’s marketable securities on the accompanying consolidated balance sheet as they are considered available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). In accordance with SFAS 115, Cynosure adjusted the value of this investment to its market value of approximately $278,000 as of September 30, 2006 and recorded the unrealized gain, net of related tax effects, as a separate component of accumulated other comprehensive income.
Note 14 — Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Cynosure will adopt FIN 48 as of January 1, 2007, as required. Cynosure has not determined the effect, if any, the adoption of FIN 48 will have on its financial position and results of operations.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this Statement are to be applied prospectively as of January 1, 2008, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Cynosure has not determined the effect, if any, the adoption of SFAS 157 will have on its financial position and results of operations.
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
     We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company, including:
•	redesigning many of our existing products;

•	introducing innovative new products and technologies;

•	streamlining and rationalizing our manufacturing processes;

•	reorganizing and expanding our research and development, sales and marketing and distribution capabilities; and

•	enhancing our customer service network.
     Since the beginning of 2004, we have introduced 11 new aesthetic treatment systems, including our five flagship products:
•	the Apogee Elite system, our flagship product for hair removal, in March 2004;

•	the Cynergy system, our flagship product for the treatment of vascular lesions, in October 2005;

•	the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in February 2004;

•	the Affirm system, our flagship product for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening, in April 2006, which we began delivery of during the third quarter of 2006; and

•	the PhotoSilk Plus system for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions which was introduced in 2005.
As a result of our product development efforts, we incurred increased research and development expenses in absolute dollars and as a percentage of revenues, during 2005 and the nine months ended September 30, 2006.
     In December 2005, we completed our initial public offering of 5,750,000 shares of class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. We received aggregate net proceeds of approximately $64.0 million from the sale of our shares, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. El.En.’s ownership percentage of Cynosure as September 30, 2006 was 35%.
     We have expanded our North American direct sales organization from 22 employees as of December 31, 2003 to 46 employees as of September 30, 2006. In addition, we have expanded our distribution relationships and had 20 distributors covering 46 countries as of September 30, 2006. In January 2005, we launched a separate CynosureSpa brand with product offerings, tailored marketing and sales personnel focused exclusively on the aesthetic spa market. As a result of these activities, we incurred increased sales and marketing expenses in absolute dollars, and as a percentage of revenues, during 2005 and in the three and nine month periods ended September 30, 2006.
     We recently redesigned or introduced a number of our products, including our Apogee, Cynergy, Acclaim and Affirm product families, so that they are built in a modular fashion using fewer components. We began shipping these redesigned products in the second quarter of 2005. We believe that this new approach allows our platform technology to be easily upgradeable, increases the scalability and efficiency of our production process and facilitates improvements in field service diagnosis and repair. We expect that the new modular design of these products will reduce our direct labor and inventory costs and result in lower cost of revenues as a percentage of revenues.
     We also sell our laser systems on an original equipment manufacturer basis to third parties with whom we collaborate in connection with surgical uses of our laser products.
     In various communications that we have received from Palomar Medical Technologies, Inc., Palomar has asserted that we need a license under specified U.S. and foreign patents owned or licensed by Palomar with respect to our hair removal-only systems. In the third quarter of 2006, we entered into negotiations with Palomar with respect to such a license. On November 6, 2006, we entered into a patent cross-license agreement with Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. We accrued this payment as of September 30, 2006 in the accompanying consolidated balance sheet and recorded this accrual as a royalty settlement within our operating expenses for the three and nine months ended September 30, 2006.
     In connection with this agreement, we also agreed to pay royalties to Palomar on our future sales of certain hair removal products. The royalty rate for future sales of hair removal products will range from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Our revenue from systems that do not include hair removal capabilities and revenue from service is not subject to any past or future royalties under the Palomar agreement.

Financial Operations Overview
Revenues
     We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including extended product warranty agreements. During the nine months ended September 30, 2006, we derived approximately 95% of our revenues from sales of our products and 5% of our revenues from service. For the comparable period in 2005, we derived approximately 91% of our revenues from sales of our products, 6% of our revenues from service and 3% of our revenues from our revenue sharing arrangement with Sona MedSpa which was terminated in June 2006. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.
     We sell our products directly in North America, four European countries, Japan, Singapore and China and use distributors to sell our products in other countries where we do not have a direct presence. During the nine month periods ended September 30, 2006, and in 2005, we derived 43% and 39%, respectively, of our revenues from sales of our products outside North America. As of September 30, 2006, we had 46 sales employees in North America, 8 sales employees in four European countries, Japan, Singapore and China and distributors in 46 countries. The following table provides revenue data by geographical region for the nine month periods ended September 2006 and 2005:

	Percentage of Revenues
	Nine Months Ended September 30,
	2006	2005
Region
North America	57%	61%
Europe	24	21
Asia/Pacific	13	12
Other	6	6

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.
Cost of Revenues
     Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control. Effective October 1, 2006, we will owe a royalty on sales of hair removal products under the license agreement with Palomar, which we expect will increase our cost of revenues as a percentage of revenues.
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
General and Administrative Expenses
     Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, for executive, accounting and administrative personnel, professional fees, provisions for doubtful accounts receivable and other general corporate expenses. We expect our general and administrative expenses to increase in absolute dollars as a result of our becoming a public company.
Interest Income (Expense), net
     Interest income consists primarily of interest earned on our marketable securities portfolio consisting mainly of federal and state government obligations and corporate obligations. Interest expense consists primarily of interest due on capitalized leases.
(Benefit from) Provision for Income Taxes
     The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. As of December 31, 2005, we had state tax credits of $0.5 million to offset future tax liability and state net operating losses of approximately $0.4 million to offset future taxable income. If not utilized, these credit carryforwards will expire at various dates through 2019, and the net operating losses will expire at various dates through 2024. In addition, the future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. As of December 31, 2005, we also had foreign net operating losses of approximately $3.0 million available to reduce future foreign income taxes, which will expire at various times beginning in 2006.
Results of Operations
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three-month period ended September 30, 2006 and 2005, respectively (in thousands, except for percentages):

	Three Months Ended
	September 30,
	2006		2005
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$18,556	100%	$15,041	100%	$3,515	23%
Cost of revenues	7,442	40	7,092	47	350	5

Gross profit	11,114	60	7,949	53	3,165	40
Operating expenses
Sales and marketing	6,372	34	4,153	28	2,219	53
Research and development	1,207	7	802	5	405	50
General and administrative	2,041	11	1,362	9	679	50

Royalty settlement	10,000	54	—	—	10,000	—

Total operating expenses	19,620	106	6,317	42	13,303	211

(Loss) income from operations	(8,506)	(46)	1,632	11	(10,138)	(621)
Interest income, net	680	4	5	—	675	13500
Other income, net	215	1	38	—	177	466

(Loss) income before (benefit from) provision for income taxes and minority interest	(7,611)	(41)	1,675	11	(9,286)	(554)
(Benefit from) provision for income taxes	(3,370)	(18)	546	4	(3,916)	(717)
Minority interest in net income of subsidiary	6	—	23	—	(17)	(74)

Net (loss) income	$(4,247)	(23)%	$1,106	7%	$(5,353)	(484)%

Revenues
     Revenues in the three months ended September 30, 2006 exceeded revenues in the three months ended September 30, 2005 by $3.5 million, or 23%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Product sales in North America	$9,430	$9,183	$247	3%
Product sales outside North America	6,755	3,453	3,302	96
Original equipment manufacturer sales and revenue sharing	301	664	(363)	(55)
Parts, accessories and service sales	2,070	1,741	329	19

Total Revenues	$18,556	$15,041	$3,515	23%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 29 additional direct sales employees between December 31, 2004 and September 30, 2006. This increase was offset by a $1.9 million sale of 27 units, during the three months ended September 30, 2005, to a franchise for which there was no such sale during the corresponding period ended September 30, 2006.

•	The increase in revenues from sales of products outside of North America is mainly attributable to increased sales to Europe, which increased by $2.1 million, or 194%, over the 2005 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors. The increase also resulted from the introduction of new products. Additionally, revenues from sales of products outside of North America increased due to increased sales of products to distributors in the Far East of $1.0 million, or 220%, distributors in Japan of $0.3 million, or 85%, and distributors in the Middle East of $0.1 million, or 14%, over the 2005 period. These increases are also a result of a favorable change in product mix and increased average selling prices.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased primarily due to a $0.4 million decrease in revenues from our revenue sharing arrangement with Sona MedSpa which was terminated in June 2006.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
Cost of Revenues

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Cost of revenues (in thousands)	$7,442	$7,092	$350	5%
Cost of revenues (as a percentage of total revenues)	40%	47%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. The increase in gross margin is due to higher average selling prices of our products due to a favorable change in product mix and lower product costs as a result of streamlining our manufacturing approach. We derived all of our North American product revenues from direct sales.

Sales and Marketing

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Sales and marketing (in thousands)	$6,372	$4,153	$2,219	53%
Sales and marketing (as a percentage of total revenues)	34%	28%
     Sales and marketing expenses increased primarily due to an increase of $0.8 million in personnel costs, including commissions, and travel expenses associated with the expansion of our North American direct sales organization and $0.4 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $0.8 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts related to our new Affirm system. The increase in sales and marketing expenses is also attributable to stock-based compensation of $0.2 million. As a percentage of total revenues, sales and marketing expenses increased during the three months ended September 30, 2006, as compared to the corresponding 2005 period. This increase is primarily attributable to the fact that the sales and marketing expenses were relatively low during the three months ended September 30, 2005, as a result of a $1.9 million sale of 27 units to a franchise during the period.
Research and Development

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Research and development (in thousands)	$1,207	$802	$405	50%
Research and development (as a percentage of total revenues)	7%	5%
     The increase in research and development expenses is due to an increase of $0.1 million of project research costs related to our new Affirm system which we recently introduced as our flagship product for anti-aging. The increase in research and development expenses is also attributable to stock-based compensation of $0.3 million.
General and Administrative

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
General and administrative (in thousands)	$2,041	$1,362	$679	50%
General and administrative (as a percentage of total revenues)	11%	9%
     General and administrative expenses increased $0.4 million due to an increase in personnel expenses and professional fees associated with becoming a public company and $0.2 million of stock-based compensation.
Royalty Settlement
     On November 6, 2006, we entered into a patent cross-license agreement with Palomar Medical Technologies, Inc. (Palomar). Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. This was recorded as a royalty settlement within our operating expenses for the three months ended September 30, 2006.

Interest Income, net and Other Income, net

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Interest income, net (in thousands)	$680	$5	$675	13500%
Other income net (in thousands)	$215	$38	$177	466%
     The increase in interest income, net resulted from interest income earned on higher cash balances available for investment due to our initial public offering in December 2005. The increase in other income, net is a result of foreign currency remeasurement gains in 2006 compared to foreign currency remeasurement losses in 2005 due to favorable movement in foreign currency exchange rates, as well as the gain on the sale of our investment in a private company recognized during the three months ended September 30, 2006.
(Benefit from) Provision for Income Taxes

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
(Benefit from) provision for income taxes (in thousands)	$(3,370)	$546	$(3,916)	(717)%
(Benefit from) provision as a % of income before (benefit from) provision for income taxes and minority interest	44%	33%
     The decrease in our provision for income taxes to a benefit position for the three months ended September 30, 2006, is primarily attributable to the $10.0 million royalty settlement with Palomar. The effective tax rates for the three months ended September 30, 2006 and 2005 were 44% and 33%, respectively. The higher effective tax rate for the three months ended September 30, 2006, was primarily due to the impact of the $10.0 million royalty settlement expense being accounted for in our benefit from income taxes as a discrete item at our statutory rate of 40%.
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the nine-month period ended September 30, 2006 and 2005, respectively (in thousands, except for percentages):

	Nine Months Ended
	September 30,
	2006		2005
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$53,826	100%	$40,121	100%	$13,705	34%
Cost of revenues	23,015	43	18,724	47	4,291	23

Gross profit	30,811	57	21,397	53	9,414	44
Operating expenses
Sales and marketing	17,979	33	12,419	31	5,560	45
Research and development	3,455	6	2,331	6	1,124	48
General and administrative	6,218	12	3,747	9	2,471	66
Royalty settlement	10,000	19	—	—	10,000	—

Total operating expenses	37,652	70	18,497	46	19,155	104

(Loss) income from operations	(6,841)	(13)	2,900	7	(9,741)	(336)
Interest income (expense), net	2,063	4	(40)	—	2,103	5,258
Other income (expense), net	621	1	(243)	(1)	864	356

(Loss) income before (benefit from) provision for income taxes and minority interest	(4,157)	(8)	2,617	7	(6,774)	(259)
(Benefit from) provision for income taxes	(2,019)	(4)	929	2	(2,948)	(317)
Minority interest in net income of subsidiary	41	—	58	—	(17)	(29)

Net (loss) income	$(2,179)	(4)%	$1,630	4%	$(3,809)	(234)%

Revenues
     Revenues in the nine months ended September 30, 2006 exceeded revenues in the nine months ended September 30, 2005 by $13.7 million or 34%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Product sales in North America	$27,561	$20,501	$7,060	34%
Product sales outside North America	18,683	11,688	6,995	60
Original equipment manufacturer sales and revenue sharing	875	2,774	(1,899)	(68)
Parts, accessories and service sales	6,707	5,158	1,549	30

Total Revenues	$53,826	$40,121	$13,705	34%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 29 additional direct sales employees between December 31, 2004 and September 30, 2006. Revenues increased in the 2006 period, despite a $1.9 million sale of 27 units to a franchise, during the nine months ended September 30, 2005, for which there was no corresponding sale during the same period in 2006.

•	Revenues from sales of products outside of North America increased mainly attributable to an increase in sales in Europe of $3.5 million, or 66%, over the 2005 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors. The increase also resulted from the introduction of new products. This increase is also due to an increase in sales of products to distributors in Europe of $1.0 million, or 73%, Japan of $0.5 million, or 60%, the Middle East of $0.7 million, or 34%, and the Far East of $1.3 million, or 98%, in the 2006 period as compared to the 2005 period.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased primarily attributable to a $1.4 million decrease in revenues from our revenue sharing arrangement with Sona MedSpa which was terminated in June 2006.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
Cost of Revenues

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Cost of revenues (in thousands)	$23,015	$18,724	$4,291	23%
Cost of revenues (as a percentage of total revenues)	43%	47%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products and the write-down of inventory related to Sona MedSpa during the second quarter of fiscal 2006. The increase in gross margin is due to higher average selling prices of our products due to a favorable change in product mix and lower product costs as a result of streamlining our manufacturing approach. We derived all of our North American product revenues from direct sales. This increased margin was partially offset by the write-down of approximately $0.7 million of inventory associated with Sona MedSpa during the second quarter of fiscal 2006, which negatively affected our gross margin by 190 basis points.

Sales and Marketing

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Sales and marketing (in thousands)	$17,979	$12,419	$5,560	45%
Sales and marketing (as a percentage of total revenues)	33%	31%
     Sales and marketing expenses increased primarily due to an increase of $2.7 million in personnel costs, including commissions, and travel expenses associated with the expansion of our North American direct sales organization and $0.7 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $1.9 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts related to our new Affirm system, as well as stock-based compensation of $0.2 million during the 2006 period.
Research and Development

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Research and development (in thousands)	$3,455	$2,331	$1,124	48%
Research and development (as a percentage of total revenues)	6%	6%
     The increase in research and development expenses is due to an increase of $0.7 million of project research costs primarily related to our new Affirm system which we recently introduced as our flagship product for anti-aging. The increase in research and development expenses is also attributable to stock-based compensation of $0.4 million.
General and Administrative

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
General and administrative (in thousands)	$6,218	$3,747	$2,471	66%
General and administrative (as a percentage of total revenues)	12%	9%
     The increase in general and administrative expenses is partially attributable to a $0.5 million provision in our allowance for doubtful accounts related to Sona MedSpa, which was recorded during the second quarter of fiscal 2006. Additionally, $1.4 million of the increase was due to an increase in personnel expenses and professional fees associated with becoming a public company and $0.6 million of stock-based compensation.
Royalty Settlement
     On November 6, 2006, we entered into a non-exclusive patent license with Palomar Medical Technologies, Inc. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. This payment was recorded as a royalty settlement within our operating expenses for the nine months ended September 30, 2006.
Interest Income (Expense), net and Other Income (Expense), net

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
Interest income (expense), net (in thousands)	$2,063	$(40)	$2,103	5258%
Other income (expense), net (in thousands)	$621	$(243)	$864	356%
     The increase in interest income (expense), net resulted from interest income earned on higher cash balances available for investment due to our initial public offering in December 2005. The increase in other income (expense), net is a result of foreign currency remeasurement gains of $0.5million in 2006 compared to foreign currency remeasurement losses of $0.2 million in 2005 due to favorable movement in foreign currency exchange rates, as well as the gain on the sale of our investment in a private company of $0.1 million recognized during the three months ended September 30, 2006.

(Benefit from) Provision for Income Taxes

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
(Benefit from) provision for income taxes (in thousands)	$(2,019)	$929	$(2,948)	(317)%
(Benefit) provision as a % of income before (benefit from) provision for income taxes and minority interest	49%	35%
     The decrease in our provision for income taxes to a benefit position for the nine months ended September 30, 2006, is primarily attributable to the $10.0 million royalty settlement with Palomar, which resulted in our projected earnings for fiscal 2006 to be in a net loss position. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 49% and 35%, respectively. The higher effective tax rate for the nine months ended September 30, 2006, was primarily due to the impact of the $10.0 million royalty settlement expense being accounted for in our benefit from income taxes as a discrete item at our statutory rate of 40%.
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
     At September 30, 2006, our cash, cash equivalents and marketable securities were $61.4 million compared to $64.6 million as of December 31, 2005. Our cash and cash equivalents of $8.1 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations. Our marketable securities of $53.2 million are investments in various state government and corporate obligations, all of which mature by November 15, 2007. In November 2006, we paid Palomar $10.0 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems, as discussed above. Due to this payment, we expect our cash flow from operations to be an outflow during the three months ended December 31, 2006, as well as during the year then ended.
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
     We believe that our current cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.
Cash Flows
     Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2006. This resulted primarily from net loss for the period of $2.2 million, increased by approximately $3.3 million in depreciation and stock-based compensation expense and decreased by approximately $4.6 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in operating assets and liabilities increased cash from operating activities by approximately $1.0 million principally related to an increase in accrued expenses, which primarily related to the $10.0 million accrual for the royalty settlement with Palomar, offset by an increase in accounts receivables due to the growth of our revenues from sales of products outside of North America, an increase in inventory manufactured for anticipated future sales and an increase in prepaid expenses and other current assets. Net cash used in investing activities was $54.0 million for the nine months ended October 1, 2006, which consisted primarily of the net purchase of $52.3 million of marketable securities and $1.8 million used for fixed asset purchases. Net cash provided from financing activities during the nine months ended September 30, 2006 was $0.3 million, principally relating to proceeds from exercises of stock options.
     Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2005. This resulted primarily from net income for the period of $1.6 million, increased by approximately $1.6 million in depreciation and stock-based compensation expense. Net changes in operating assets and liabilities decreased cash from operating activities by approximately $1.2 million principally related to an increase in inventory for anticipated future sales and in preparation for our transition to modular assembly and contract manufacturing. Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2005, which consisted primarily of $2.1 million for fixed asset purchases and the payment of a $0.2 million security deposit relating to the lease for our new corporate headquarters offset by the receipt of $0.3 million released from escrow as part of the sale of our investment in Sona MedSpa. Net cash used in financing activities during the nine months ended September 30, 2005 was $1.3 million, principally relating to costs incurred in connection with our initial public offering.
Contractual Cash Obligations
     In various communications that we have received from Palomar Medical Technologies, Inc., Palomar has asserted that we need a license under specified U.S. and foreign patents owned or licensed by Palomar with respect to our hair removal-only systems. In the third quarter of 2006, we entered into negotiations with Palomar with respect to such a license. On November 6, 2006, we entered into a non-exclusive patent license with Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. We accrued this payment as of September 30, 2006 in the accompanying consolidated balance sheet and recorded this accrual as a royalty settlement within our operating expenses for the three and nine months ended September 30, 2006.
     In connection with this agreement, we also agreed to pay royalties to Palomar on our future sales of certain hair removal products. The royalty rate for future sales of hair removal products will range from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Our revenue from systems that do not include hair removal capabilities and revenue from service is not subject to any past or future royalties under the Palomar agreement.
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
     Accounts Receivable and Concentration of Credit Risk
     Our accounts receivable balance, net of allowance for doubtful accounts, was $17.6 million as of September 30, 2006, compared with $13.6 million as of December 31, 2005. The allowance for doubtful accounts as of September 30, 2006 was $2.6 million, and as of December 31, 2005 was $0.7 million. We maintain an allowance, or reserve, for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. During the nine months ended September 30, 2006, Sona MedSpa notified us that it was uncertain that it had the financial resources to honor its commitments to Cynosure. As a result, we provided an allowance for doubtful accounts of $463,000 as a result of this notification. Additionally, we reclassified approximately $1.4 million of deferred revenue related to Sona MedSpa into our allowance for doubtful accounts. While our credit losses have historically been within our expectations and the allowances established, we may not continue to experience the same credit losses that we have in the past, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.
     Inventories and Allowance for Obsolescence
     We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $18.0 million as of September 30, 2006 compared to $14.1 million as of December 31, 2005. Our inventory allowance as of September 30, 2006 was $1.1 million and as of December 31, 2005 was $1.0 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.
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
     Stock-Based Compensation
     As of September 30, 2006, we had one active stock-based compensation plan, our 2005 Stock Incentive Plan, and had options outstanding (but can make no future grants) under two other stock-based compensation plans, our 2003 Stock Compensation Plan and our 2004 Stock Option Plan. The plans permit the grant of stock options for up to 2,350,000 shares of common stock in the aggregate. Our stock option awards are generally granted with an exercise price equal to the fair value of our stock at the date of grant and they generally vest based on three to four years of continuous service and have 10-year contractual terms. See Note 9 to financial statements contained in our Annual Report on Form 10-K for the year-ended December 31, 2005 for further detail on our stock-based compensation plans.
     Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). In May 2005, we granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, we recorded deferred stock-based compensation of approximately $1.7 million. During the year ended December 31, 2005, we recorded amortization of deferred stock-based compensation of $264,000, $158,000 of which was recorded during the nine months ended September 30, 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS 123(R)) using the modified-prospective-transition method. The modified-prospective-transition method is one in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     As a result of the adoption of SFAS 123(R), we have recorded stock-based compensation expense as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)
Cost of revenues	$53	$79
Sales and marketing	200	441
Research and development	262	388
General and administrative	305	703

	$820	$1,611

     The stock-based compensation expense reduced both basic and diluted earnings per share by $0.05 for the three month period ended September 30, 2006. The stock-based compensation expense reduced basic and diluted earnings per share by $0.11 for the nine month period ended September 30, 2006. These results reflect stock-based compensation expense of $820,000 and $1.6 million, and related tax benefits of $234,000 and $404,000 for the three and nine month periods ended September 30, 2006, respectively. In accordance with the modified-prospective transition method of SFAS 123(R), we have not restated results for prior periods. As of September 30, 2006, there was $6.9 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years. Additionally, as a result of implementation of SFAS 123(R), as of January 1, 2006, we reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cash received from option exercises was $340,000 during the nine month period ended September 30, 2006. We recognized $291,000 tax benefits from these option exercises during the nine month period ended September 30, 2006.
     We granted 424,150 stock options during the nine month period ended September 30, 2006. Effective with the adoption of SFAS 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair values of the options granted during the nine months ended September 30, 2006 were $11.40 using the following assumptions:

Nine Months Ended
September 30,
2006
Risk-free interest rate	5.00%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	82%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to our initial public offering in December 2005, we believe there is not adequate information on the volatility of our own shares. As such, we estimated expected stock price volatility is based on an average of the volatility of other similar companies in the same industry. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted in the nine months ended September 30, 2006 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.
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
     Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently receivable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this Statement are to be applied prospectively as of January 1, 2008, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We have not determined the effect, if any, the adoption of SFAS 157 will have on our financial position and results of operations.
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
Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations. Each security matures by November 15, 2007. The weighted average interest rate on our total portfolio is 5.1%. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (excluding acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.
Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 50% of our total international product revenues during the nine months ended September 30, 2006. Substantially all of the remainder of our revenues was from sales in euros, British pounds and Japanese yen. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In December 2005, certain individuals commenced an arbitration against us along with Sona International Inc. Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiff’s acquisition of franchises from the Sona entities. We declined to participate in the arbitration because we had not agreed contractually to do so, and it has been dismissed from the arbitration by agreement of the parties.
     In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against us and one of our former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. A court ordered conference is scheduled for December 1, 2006. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In June 2006, Baltimore Laser Solutions, Inc. filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the United States District Court in the District of Maryland. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against us in the United States District Court in the District of Minnesota. The suit alleges fraud, negligent misrepresentation and other causes of action in connection with our relationship with Sona. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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
     Although we were profitable in 2004, 2005 and the first two quarters of 2006, we incurred operating losses for three of the last five years. We have also incurred an operating loss for the third quarter of 2006, which is attributable to the $10.0 million royalty settlement with Palomar. Our net losses were approximately $6.0 million in 2001, $1.9 million in 2002 and $0.5 million in 2003. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock will decline, and you could lose all or a part of your investment.
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
     We sell our products in 51 foreign countries, and we therefore are subject to risks associated with having international operations. Sales outside of North America accounted for 35% of our product revenue during the nine months ended September 30, 2006 and 29% during the same period in 2005.
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
     We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 50% of our revenues outside of North America during the nine months ended September 30, 2006. Substantially all of the remainder of our revenues outside of North America was from sales in euros, British pounds and Japanese yen. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.
We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

     In North America, the United Kingdom, Germany, Spain, France, Japan, Singapore and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 18% of our revenue during the nine month periods ended September 30, 2006 and 15% of our revenue in 2005. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 16 of our 20 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.
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
     Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future due to our cross-license agreement with Palomar. Our financial results in some quarters may fall below our expectations or the expectations of market analysts or investors. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may adversely affect our financial results:
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
     A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market at any time. This could cause the market price of our class A common stock to drop significantly, even if our business is doing well.
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
     El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. As of September 30, 2006, El.En. owned 94% of our outstanding class B common stock, which comprises 35% of our aggregate outstanding common stock. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:
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
     If El.En. sells our shares and no longer has control over us, El.En. will cease to include our financial results in its consolidated financial statements, and El.En.’s interests may differ significantly from ours. If this occurs, our commercial relationship with El.En., from which we derived 4% of our revenues during the nine months ended September 30, 2006 and 5% of our revenues in 2005, may be adversely affected, which, in turn, could have a material adverse effect on our business. For example, if El.En. does not have a continuing interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreements. If any of these events were to occur, it could harm our business.
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
     As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both, as we have with Palomar. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the Securities and Exchange Commission on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through September 30, 2006, we used approximately $2.6 million for general corporate purposes, with the remaining $61.4 million in proceeds invested in cash and cash equivalents.
Item 6. Exhibits

Exhibit No.	Description
10.1	Non-Exclusive License Agreement, dated November 6, 2006, between Palomar Medical Technologies, Inc. and Cynosure, Inc., incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 7, 2006.

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: November 13, 2006	By:	/s/ Michael R. Davin

Michael R. Davin
Chairman, President, Chief Executive Officer

Date: November 13, 2006	By:	/s/ Timothy W. Baker

Timothy W. Baker Executive Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
10.1	Non-Exclusive License Agreement, dated November 6, 2006, between Palomar Medical Technologies, Inc. and Cynosure, Inc., incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on November 7, 2006.

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002