Form 10-K
period 2006-12-31
CYNOSURE INC
filed 2007-03-12
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Class A Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐     No: ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2006: $102,793,491.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 6, 2007:

Class	Number of Shares

Class A Common Stock, $0.001 par value	7,430,015
Class B Common Stock, $0.001 par value	4,037,215

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Annual Report and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening, and to perform minimally invasive procedures for LaserBodySculpting and for the removal of unwanted fat. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our newer products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.

We sell over 15 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite;

•	the Affirm system for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening; and

•	the Smartlipo system for LaserBodySculptingsm and the removal of unwanted fat.

In addition to their primary applications, the Apogee Elite and Cynergy systems can each be used by practitioners for a variety of other applications.

We sell our products through a direct sales force in North America, four European countries, Japan and China and through international distributors in 51 other countries. As of December 31, 2006, we had sold more than 5,900 aesthetic treatment systems worldwide.

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

In 2002, El.En. S.p.A., an Italian company listed on the techSTAR segment of the Italian stock market, Borsa Italiana, that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company. The reorganization has included the redesign of existing and the introduction of new products, the streamlining of our manufacturing process, and the reorganization and expansion of our research and development, sales and marketing and customer service capabilities. Our revenues have increased from $27.1 million in 2003 to

$78.4 million in 2006, a compound annual growth rate of 42.5%, and our gross profit margin has improved from 48% in 2003 to 58% in 2006.

See Note 6 to our Consolidated Financial Statements for revenue, net asset and long-lived asset information by geographic region.

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

Our website address is www.cynosure.com. The information on our website is not a part of this Annual Report. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Industry

Aesthetic Market Opportunity

Michael Moretti/Medical Insight, Inc., an independent aesthetic treatment market research firm, estimates that the number of non-invasive aesthetic treatment procedures worldwide using laser and other light-based technologies will grow from nearly 20 million in 2003 to over 53 million in 2008, representing a compound annual growth rate of over 20%. We estimate that the worldwide market for aesthetic treatment systems based on laser and other light-based technologies exceeded $800 million in 2006. We base this estimate on published market research reports, revenue figures for public companies and our conversations with the managements of private companies that compete in the aesthetic treatment equipment market.

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

Expansion Into Non-Traditional Physician Customer and Medi-Spa Markets

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

By producing intense bursts of highly focused light, lasers and other light-based technologies selectively target hair follicles, veins or collagen in or below the dermis, as well as cells responsible for pigmentation in the epidermis. When the target absorbs sufficient energy, it is destroyed. The degree to which energy is absorbed in the skin depends upon the skin structure targeted — e.g., hair follicle or blood vessel — and the skin type — e.g., light or dark. Different types of lasers and other light-based technologies are needed to effectively treat the spectrum of skin types and conditions. As a result, an active aesthetic practice may require multiple laser or other light-based systems in order to offer treatments to its entire client base.

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

Our Solution

We offer tailored customer solutions to address the market for non-invasive light-based aesthetic treatment applications, including hair removal, treatment of vascular lesions, skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions and temporary reduction of the appearance of cellulite. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance. As of December 31, 2006, we had sold more than 5,900 aesthetic treatment systems.

In 2006, we derived approximately 89% of our revenues from sales of products that we develop and manufacture, 5% of our revenues from service and 6% of our revenues from our distribution relationship with El.En.

We believe that the following factors enhance our market position:

•	Broad Technology Base. Our products are based on a broad range of technologies and incorporate different types of lasers, such as Alexandrite, pulse dye, Nd:Yag and diode, as well as intense pulsed light devices. We believe we are one of a few companies that currently offer aesthetic treatment systems using Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. The following table provides information regarding the principal energy sources used in laser and other light-based aesthetic treatments that we offer and the primary application of each of these energy sources. The table also indicates how many of the six largest competitors in our industry we believe also offer products using this energy source. See “— Competition” below. We base our belief as to the six largest competitors in our industry and their product offerings on public company filings and information available on company websites.

Competitive Offerings
Six Largest
Energy Source	Type of Light/Wavelength	Principal Applications	Cynosure	Competitors

Pulse Dye Laser	Visible light (Yellow)(585/595 nm)	Vascular lesions, including shallow and deep lesions	✓	1 of 6
Alexandrite Laser	Near infrared invisible light (755 nm)	Hair removal, particularly for light skin types	✓	1 of 6
Diode Laser	Near infrared invisible light (805/940/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite	✓	3 of 6
Nd:Yag Laser	Near infrared invisible light (1064 nm)	Hair removal, particularly for medium and dark skin types Vascular lesions, particularly deep lesions	✓	5 of 6
Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types Vascular lesions, particularly shallow lesions and pigmented lesions Temporary reduction in the appearance of cellulite	✓	5 of 6
Multiple Energy Source Workstations	Multiple	Multiple	✓	3 of 6
(incorporating two or more energy sources)

•	Expansive Portfolio of Aesthetic Treatment Systems. We sell over 15 different aesthetic treatment systems so that customers can select the product best suited to their practice or business. Our product portfolio includes single energy source systems as well as workstations that incorporate two or more different types of lasers or light-based technologies. By offering multiple technologies and system alternatives at a variety of price points, we seek to provide customers with tailored solutions that meet the specific needs of their practices while providing significant flexibility in their level of investment.

•	Upgrade Paths Within Product Families. We have designed our new products to facilitate upgrading within product families. For example, our redesigned single energy source Acclaim 7000 and Apogee

5500 laser systems are each upgradeable to our Apogee Elite workstation, which includes a combination of these two laser systems. Similarly, our two laser Cynergy system, which is a combination of our VStar and Acclaim 7000 laser systems, is upgradeable to our Cynergy III multi-energy source workstation through the addition of an intense pulsed light module. We began shipping these new upgradeable systems in mid-2005. We also recently expanded our anti-aging aesthetic solution to include the addition of a new 1320 nm wavelength Nd:YAG laser to the Affirm workstation. The Affirm product family now incorporates three energy sources, and the new deep-heating component provided by the new 1320 nm wavelength Nd:YAG laser allows for tissue tightening as a result of tissue coagulation, which complements the current 1440 nm Nd:YAG laser for fractional micro-rejuvenation and the Xenon Pulsed Light system for discoloration. We expect to begin shipping these new upgradeable systems in 2007.

•	Global Presence. We have offered our products in international markets for over 15 years, with approximately 42% of our revenue generated from product sales outside of North America in 2006. We target international markets through a direct sales force in four European countries, Japan and China and through international distributors in 51 other countries.

•	Strong Reputation Established Over 15-Year History. We have been in the business of developing and marketing aesthetic treatment systems for over 15 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

Our Business Strategy

Our goal is to become the worldwide leader in providing non-invasive aesthetic treatment systems. The key elements of our business strategy to achieve this goal are to:

•	Offer a Full Range of Tailored Aesthetic Solutions. We believe that we have one of the broadest product portfolios in the industry, with multiple product offerings incorporating a range of laser and light sources at various price points across many aesthetic applications. Our approach is designed to allow our customers to select products that best suit their client base, practice size and the types of treatments that they wish to offer. This allows us to address the needs of the traditional physician customer market as well as the growing non-traditional physician customer market. Many of our newer products can be upgraded to systems with greater functionality as our customers’ practices expand.

•	Launch Innovative New Products and Technologies for Emerging Non-Invasive Aesthetic Applications. Our research and development team builds on our broad range of laser and light-based technologies to target unmet needs in significant aesthetic treatment markets. Since 2002, we have introduced 13 new products. We launched the Apogee Elite system, our flagship product for hair removal, in March 2004; the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005, and the Affirm system, our flagship product for anti-aging, in April 2006. In addition, we began to distribute the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in North America in February 2004. In November 2006, we began to distribute the Smartlipo system, which provides a minimally invasive procedure for LaserBodySculpting and the removal of unwanted fat. We are also working on new technologies for other emerging aesthetic applications, such as tattoo removal and acne.

•	Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 20 field service engineers in North America and 48 international field service engineers working directly for us or our international distributors. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. In addition, we have engaged a third party consulting firm to assist our North American customers with training and the development of business and marketing plans to establish and grow their aesthetic treatment businesses. We plan to bolster our existing service infrastructure by establishing new training and inventory hubs in Europe and the Asia/Pacific region.

•	Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products. Many of our existing traditional and non-traditional customers may be purchasers of additional aesthetic treatment systems to address increasing treatment volumes or new treatment applications. We also expect that customers purchasing our new modular products will be candidates for technology upgrades to enhance the capabilities of their systems. In addition, as we continue to grow our service organization, we are seeking to increase the percentage of our customers that enters into service contracts, which would provide additional recurring customer revenue.

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

			Application
											LaserBody
											Sculpting
							Temporary				and
							Reduction of				Removal of
	Laser/Light	Year	Hair	Vascular	Skin	Pigmented	Appearance of		Tattoo		Unwanted
	Source	Introduced	Removal	Lesions	Rejuvenation (1)	Lesions	Cellulite	Acne	Removal	Anti-Aging	Fat

Principal Products:
Apogee Elite	Alexandrite Nd:Yag	2004	Flagship	✓	✓	✓
Apogee 5500	Alexandrite	2004	✓			✓
Acclaim 7000	Nd:Yag	2004	✓	✓	✓	✓
Cynergy III	Pulse Dye Nd:Yag Pulsed Light	2005		✓	✓	✓
Cynergy	Pulse Dye Nd:Yag	2005		Flagship	✓	✓
Vstar	Pulse Dye	2000		✓				✓
Acclaim 7000	Nd:Yag	2004	✓	✓	✓
Cynergy PL(2)	Pulsed Light	2005		✓	✓	✓
TriActive LaserDermology(3)	Diode Laser	2004					Flagship
Affirm	Nd:Yag Pulsed Light	2006								Flagship
Smartlipo(3)	Nd:Yag	2006									Flagship
Other Products:
Affinity QS	Q-Switch 1064/532 Nd:Yag	2005				✓			✓
Apogee 9300	Alexandrite	2000	✓
Acclaim 9300	Nd:Yag	2004	✓	✓	✓	✓
PhotoLight(3)	Pulsed Light	2003		✓	✓	✓
PhotoSilk Plus(3)	Pulsed Light	2005		✓	✓	✓

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance.

(2)	We distribute the Cynergy PL product worldwide pursuant to a distribution agreement with El.En.

(3)	We distribute the PhotoLight, PhotoSilk Plus, TriActive LaserDermology and Smartlipo systems in North America pursuant to a distribution agreement with El.En.

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

In addition to the Apogee Elite system, each of our Apogee 5500, Acclaim 7000, Apogee 9300 and Acclaim 9300 systems can be used for hair removal.

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

In March 2006, we obtained FDA clearance for our innovative Multiplextm energy delivery system that is now available on the Cynergy system. Our Multiplex system mixes the energy from the two lasers included in Cynergy system by quickly following a pulse of energy from the pulse dye laser with a pulse of energy from the Nd:Yag laser. Clinical studies that we conducted have shown that Multiplex delivery allows for more efficient treatment of vascular lesions by reducing the amount of laser power required and allowing the laser energy to penetrate deeper into the target.

In addition to the Cynergy system, each of our Apogee Elite, Acclaim 7000, Cynergy III, VStar, Cynergy PL, PhotoSilk Plus, Acclaim 9300, PhotoLight and PhotoGenica MiniV systems can be used for the treatment of vascular lesions.

Anti-Aging.  We believe the marketplace is moving towards a more non-invasive system with anti-aging procedures, including wrinkle reduction, pigmentation, redness and overall skin rejuvenation. Our Affirm was created to address the needs of the anti-aging demand. Anti-aging treatments were historically performed by physicians who could only target one condition and one skin layer during each treatment. Previously, patients often faced longer, more painful procedures that penetrated into the dermal layers and could damage potentially healthy skin.

Our Affirm system is our flagship product for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening. The Affirm system is the first micro-rejuvenation system, which includes our patent pending mid-infrared Combined Apex Pulsetm, or CAP, laser technology and Xenon Pulsed Light, or XPL, technology in one system. Our proprietary CAP technology stimulates collagen production throughout the entire treatment area. Through precise thermal manipulation of the epidermal and dermal tissue, it remodels collagen through the papillary dermis to promote collagen production and skin tightening. The laser energy employed by our CAP technology is delivered through a durable and disposable tip that can treat an average of ten clients — allowing for longer instrument life and reduced equipment expenses. The XPL portion of the system effectively eradicates dyschromia, a common condition associated with aging skin. The XPL provides enhanced outcomes by targeting superficial pigments, veins and the blush of rosacea associated with sun damaged skin.

We also recently expanded our anti-aging aesthetic solution to include a new 1320 nm wavelength Nd:YAG laser. The Affirm product family now incorporates three energy sources and the new deep-heating component provided by the new 1320 nm wavelength Nd:YAG laser allows for tissue tightening, as a result of tissue coagulation, which complements the current 1440 nm Nd:YAG laser for fractional micro-rejuvenation and the Xenon Pulsed Light system for discoloration. We expect to begin shipping these new upgradeable systems in 2007.

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

Each of our Apogee Elite, Acclaim 7000, Cynergy III, Cynergy, Cynergy PL, Acclaim 9300 and PhotoLight systems can be used for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions.

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

LaserBodySculpting and Removal of Unwanted Fat.  We believe the demand for liposuction and body sculpting procedures that remove or reduce fat cells is increasing.

Our Smartlipo system is our flagship product for LaserBodySculpting and the removal of unwanted fat. The Smartlipo system is the first and only laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. The Smartlipo LaserBodySculptingsm procedure enables aesthetic surgeons to treat localized deposits of fat through tissue coagulation, resulting in tissue tightening. The Smartlipo LaserBodySculpting procedure is performed by inserting a very small cannula, or metal tube, which contains a laser fiber and placing it under the skin in direct contact with the treatment area. The laser’s energy causes the fat cells to rupture and drain away. In addition, the laser’s energy promotes collagen shrinkage and causes a tissue tightening effect. Due to the device’s miniaturization, LaserBodySculpting is a minimally invasive procedure. Therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures.

Original Equipment Manufacturing and Other Relationships

We are collaborating with third parties in connection with surgical uses of our laser products. Specifically:

•	In 2004, we began supplying our surgical pulse dye lasers on an original equipment manufacturer basis to PENTAX Medical Company, which sells these lasers for use with its endoscopic video imaging system in North America and South America for use in treating recurrent respiratory papilloma and glottal dysplasia. Recurrent respiratory papilloma is a disease characterized by tumor growth in the larynx, vocal cords and trachea. Glottal dysplasia is a disease characterized by abnormal changes in the cells that line the glottis, or middle part of the larynx, caused by damage to the lining of the larynx. In these treatments, the PENTAX endoscope is inserted through the nose to access the larynx. A disposable, flexible optical fiber is then passed through the endoscope. Our system is used to deliver laser energy through the optical fiber to target and destroy the tumors or abnormal cells. The FDA has cleared the use of our laser for these indications.

•	In 2004, we began supplying our lasers on an original equipment manufacturer basis to Solx, Inc., an entity that was purchased by OccuLogix, Inc. in 2006, which is using the lasers with its systems for the treatment of glaucoma. Glaucoma is an eye disease associated with the degeneration of the retinal cells responsible for transmitting images from the eye to the brain. This treatment involves the implantation of the Solx system in the eye and the use of laser energy to activate the system to reduce intraocular pressure associated with some types of glaucoma. Solx is marketing our lasers in Europe, where their use in this procedure has been approved. Clinical trials of our lasers for this procedure are ongoing in the United States.

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

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in four European countries, Japan and China and through independent distributors in 51 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in the United Kingdom, France, Germany, Spain, Japan and China. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. Currently, we have written distribution agreements with 16 of our 19 third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 20 field service engineers. Outside of North America, our sales and service subsidiaries and our trained distributors employ 48 field service engineers.

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

Our research and development expenses were approximately $4.7 million in 2006, $3.2 million in 2005 and $3.2 million in 2004, none of which was customer sponsored. We expect our research and development expenditures to increase as we continue to devote resources to research and develop new products and technologies.

Manufacturing and Raw Materials

We manufacture all of our products, other than the Cynergy PL, PhotoLight, PhotoSilk Plus, Affinity QS, TriActive LaserDermology and Smartlipo systems, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary software.

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

El.En. Commercial Relationship

The Cynergy PL, PhotoLight, PhotoSilk Plus, TriActive LaserDermology and Smartlipo systems sold by us were developed, and associated intellectual property rights are owned, by El.En. El.En. manufactures, and we distribute, these products pursuant to distribution agreements between us and El.En. These agreements provide us with exclusive worldwide distribution rights for the Cynergy PL system, exclusive distribution rights in the United States and Canada for the PhotoLight, TriActive LaserDermology and Smartlipo systems, and non-exclusive distribution rights for the PhotoSilk Plus system. The transfer prices for products that we currently distribute under the agreements are specified in the agreement; however, they may be changed by El.En. at its discretion upon 30 days’ notice.

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

Each of the distribution agreements has an initial term that expires in January 2012. The distribution agreement relating to the PhotoLight, PhotoSilk Plus, TriActive LaserDermology and Smartlipo systems will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. The distribution agreement relating to the Cynergy system will automatically renew for additional one year terms unless either party provides notice of termination at least one year prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the distribution agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the distribution agreement for the PhotoLight, TriActive LaserDermology and Smartlipo systems if we do not meet annual minimum purchase obligations specified in the agreements.

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

As of December 31, 2006, we owned a total of 38 United States patents, as well as foreign counterparts to 21 of these patents. Our patent portfolio includes patents and patent applications with claims directed to:

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

In July 2004, Palomar Medical Technologies, Inc. sent us a letter proposing to enter into negotiations with us regarding the grant of a nonexclusive license under specified United States and foreign patents owned or licensed by Palomar with respect to our Apogee Elite, Apogee 5500, PhotoLight and Acclaim 7000 products, and also with respect to our SmartEpil II product, which we no longer offer. In subsequent letters from Palomar in September 2004 and March 2005, Palomar reiterated its willingness to negotiate a license under these patents and, in its March 2005 letter, stated that it continued to believe that we need a license under these patents for each of the products listed in the July 2004 letter, as well as for our PhotoSilk, PhotoSilk Plus, Cynergy, Cynergy PL and Cynergy III systems.

On November 6, 2006, we entered into a patent cross-license agreement with Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. In connection with this agreement, we also agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for future sales of hair removal products will range from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Our revenue from systems that do not include hair removal capabilities and revenue from service is not subject to any past or future royalties under this agreement.

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Cynosure®, Apogee®, PhotoGenica® and SmartCool® marks, among others, in the United States. Our other trademarks include Affinitytm, Acclaimtm, Apogee Elitetm, Cynergytm, CynosureSpatm, PhotoLighttm, PhotoSilktm, PhotoSilk Plustm, Smartlipotm, Affirmtm and LaserDermologysm. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the TriActive® mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Competition

Our industry is subject to intense competition. Our products compete against laser and other light-based products offered by public companies, such as Candela Corporation, Cutera, Inc., Laserscope, Lumenis Ltd., Palomar Medical Technologies, Inc., Syneron Medical Ltd. and Thermage, Inc., as well as several smaller specialized private companies, such as Radiancy, Inc. Some of these competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

Employees

As of December 31, 2006, we had 213 employees, including 72 employees in sales and marketing functions, 21 employees in research, development and engineering functions, 82 employees in manufacturing and service functions and 38 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Although we were profitable in 2004 and 2005, we incurred operating losses in three of the last five years. Our net losses were approximately $0.7 million in 2006, $0.5 million in 2003, and $1.9 million in 2002. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock will decline, and you could lose all or a part of your investment.

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

Competition in the aesthetic laser industry is intense. Our products compete against products offered by public companies, such as Candela Corporation, Cutera, Inc., Laserscope, Lumenis Ltd., Palomar Medical Technologies, Inc., Syneron Medical Ltd. and Thermage, Inc., as well as several smaller specialized private companies, such as Radiancy, Inc. Some of these competitors have significantly greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We also face competition from medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, sclerotherapy, electrolysis, microdermabrasion and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. As a result of competition with these companies, products and procedures, we could experience loss of market share and decreasing revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.

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

Many of the components and subassemblies that comprise our aesthetic treatment systems are currently manufactured for us by a limited number of suppliers. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Apogee, Cynergy, Affirm, Acclaim and VStar product families. We do not have long-term contracts with any of these third parties, including the third party supplier that assembles many of our components and subassemblies, for the supply of parts or services. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly and testing services, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results.

We sell our products in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products in 57 foreign countries, and we therefore are subject to risks associated with having international operations. Sales of our products outside of North America accounted for 42% of our revenue for 2006, 41% of our revenue in 2005 and 45% of our revenue for 2004.

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

We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 48% of our total 2006 revenues outside of North America. Substantially all of the remaining 52% of our total 2006 revenues outside of North America were sales in euros, British pounds and Japanese yen. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, the United Kingdom, Germany, Spain, France, Japan and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 18% of our revenue in 2006, 17% of our revenue in 2005, and 13% of our revenue in 2004. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 16 of our 19 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

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

We have experienced significant growth in the scope of our operations and the number of our employees. For example, our revenue increased from $27.1 million in 2003 to $78.4 million in 2006, and the number of our employees increased from 138 at the beginning of 2003 to 213 as of December 31, 2006. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

In addition to the factors discussed above regarding El.En.’s ability to control the election of a majority of the members of our board of directors, El.En. and our executive officers and directors, in the aggregate, beneficially own approximately 35% of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval. For example, these persons could control any amendment of our certificate of incorporation and bylaws and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. Please also see the discussion under “Risks Related to Our Relationship with El.En. — El.En. has substantial control over us and could delay or prevent a change of control.”

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

El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. El.En. owns 95% of our outstanding class B common stock, which comprises 35% of our aggregate outstanding common. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our PhotoLight, PhotoSilk Plus, TriActive LaserDermology and Smartlipo products, El.En. may compete with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products outside of North America. El.En. has significantly greater financial, technical and human resources than we have and is better equipped to research, develop, manufacture and commercialize products. In addition, El.En. has more extensive experience in light-based technologies. Our business could be materially and adversely affected by competition from El.En.

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

If El.En. sells our shares and no longer has control over us, El.En. will cease to include our financial results in its consolidated financial statements, and El.En.’s interests may differ significantly from ours. If this occurs, our commercial relationship with El.En., from which we derived 6% of our revenues in 2006 and 7% of our revenues in 2005, may be adversely affected, which, in turn, could have a material adverse effect on our business. For example, if El.En. does not have a continuing interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreements. If any of these events were to occur, it could harm our business.

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

None.

Item 2.	Properties

In July 2005, we moved our executive offices and our manufacturing, research and development and warehouse operations to a new 55,000 square foot facility that we lease in Westford, Massachusetts. The lease on this facility expires in March 2012. In addition, we lease an aggregate of approximately 5,300 square feet of space at six other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

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

In December 2005, certain individuals commenced an arbitration against us along with Sona International Inc., Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We declined to participate in the arbitration because we had not agreed contractually to do so, and in 2006 we were dismissed from the arbitration by agreement of the parties.

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the U.S. District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. Court ordered conferences scheduled for December 1, 2006 and January 29, 2007 were postponed due to a pending motion to dismiss by Sona. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In June 2006, Baltimore Laser Solutions, Inc. and Kevin T. Campbell, filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the U.S. District Court in the District of Maryland. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against us in the U.S. District Court in the District of Minnesota. On January 18, 2007, we received a copy of an amended complaint, adding two groups of plaintiffs. The suit alleges fraud, negligent misrepresentation and other causes of action in connection with our relationship with Sona. On February 13, 2007, we filed a motion to dismiss the amended complaint in its entirety. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.

Our class A common stock began trading on The Nasdaq National Market under the symbol “CYNO” on December 9, 2005. The following table sets forth, for the periods indicated, the high and low sales prices of our class A common stock on The Nasdaq Global Market.

	High	Low

Fiscal Year Ended December 31, 2005
Fourth quarter (from December 9 to December 31, 2005	$22.79	$16.54
Fiscal Year Ended December 31, 2006
First quarter	$22.49	$16.94
Second quarter	$18.82	$12.96
Third quarter	$15.38	$11.38
Fourth quarter	$19.13	$13.93

There is no established public trading market for our class B common stock because, under the terms of our restated certificate of incorporation, shares of our class B common stock will convert automatically into class A common stock upon any transfer of such shares, whether or not for value. Additionally, shares of our class B common stock are also convertible into class A common stock upon the occurrence of events specified in our restated certificate of incorporation. Each share of our class B common stock is convertible into one share of class A common stock.

On March 6, 2007, the closing price per share of our class A common stock was $21.66, as reported on The Nasdaq Global Market. The number of record holders of our class A common stock as of March 6, 2007 was 18. The number of record holders of our class B common stock as of March 6, 2007 was 12.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling shareholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the Securities and Exchange Commission on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through December 31, 2006, we used approximately $10.4 million for general corporate purposes, with the remaining $53.6 million in proceeds invested in cash and cash equivalents and marketable securities.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$78,401	$56,262	$40,364	$25,525	$21,678
Revenues from related party	—	—	1,269	1,600	1,284

Total revenues	78,401	56,262	41,633	27,125	22,962
Cost of revenues	32,920	25,843	20,465	14,207	13,198

Gross profit	45,481	30,419	21,168	12,918	9,764
Operating expenses:
Sales and marketing	26,213	17,506	12,627	8,752	5,777
Research and development	4,673	3,199	3,222	2,501	2,379
General and administrative	8,975	5,103	4,108	3,790	3,979
Royalty settlement	10,000	—	—	—	—

Total operating expenses	49,861	25,808	19,957	15,043	12,135

(Loss) income from operations	(4,380)	4,611	1,211	(2,125)	(2,371)
Interest income (expense), net	2,579	89	(122)	(62)	(25)
Gain on sale of investment	118	—	3,019	—	—
Other income (expense), net	813	(368)	976	1,822	298

(Loss) income before (benefit from) provision for income taxes and minority interest	(870)	4,332	5,084	(365)	(2,098)
(Benefit from) provision for income taxes	(266)	102	(276)	72	(301)
Minority interest in net income of subsidiary	46	70	64	63	70

Net (loss) income	$(650)	$4,160	$5,296	$(500)	$(1,867)

Basic net (loss) income per share	$(0.06)	$0.64	$0.93	$(0.09)	$(0.35)

Diluted net (loss) income per share	$(0.06)	$0.54	$0.92	$(0.09)	$(0.35)

Basic weighted average common shares outstanding	11,084	6,522	5,700	5,530	5,272

Diluted weighted average common shares outstanding	11,084	7,715	5,773	5,530	5,272

	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$57,246	$64,646	$4,028	$2,111	$3,290
Working capital	80,460	79,227	10,678	4,572	6,262
Total assets	109,566	100,168	28,001	18,228	15,979
Capital lease obligation, net of current portion	1,069	814	476	81	123
Retained earnings (accumulated deficit)	5,820	6,470	2,310	(2,986)	(2,486)
Total stockholders’ equity	85,870	83,151	14,640	7,288	7,890

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems used by physicians and other practitioners that incorporate laser and light-based energy sources. As of December 31, 2006, we had sold more than 5,900 aesthetic treatment systems worldwide.

We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company, including:

•	redesigning many of our existing products;

•	introducing innovative new products and technologies;

•	streamlining and rationalizing our manufacturing processes;

•	reorganizing and expanding our research and development, sales and marketing and distribution capabilities; and

•	enhancing our customer service network.

Since the beginning of 2004, we have introduced 12 new aesthetic treatment systems, including our five flagship products:

•	the Apogee Elite system, our flagship product for hair removal, in March 2004;

•	the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005;

•	the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in February 2004.

•	the Affirm system, our flagship product for anti-aging in April 2006.

•	the Smartlipo system, our flagship product for LaserBodySculptingsm and for the removal of unwanted fat, in November 2006.

As a result of our product development efforts, we incurred increased research and development expenses in absolute dollars, although not as a percentage of revenues, during each of 2006 and 2005.

We have expanded our direct sales and marketing organization from 22 employees as of December 31, 2003 to 72 employees as of December 31, 2006. In addition, we have expanded our distribution relationships and had 19 distributors covering 51 countries as of December 31, 2006.

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

On August 31, 2006, we acquired the remaining 48% minority interest in Suzhou Cynosure Medical Devices Company, Ltd.’s, which we refer to as Suzhou, outstanding common stock for a purchase price of $640,000 in cash. We acquired the minority interest to gain complete control over Suzhou while extending the business license of Suzhou. The purchase of the minority interest was contingent upon Chinese government approval of the shareholder transfer from the seller to us for the shares acquired and approval of extension of the business license of Suzhou for a period of 20 years. The existing business license was set to expire on October 12, 2007. On November 10, 2006, Suzhou received approval from the Chinese government, evidenced by the issuance of a new business license allowing operations in China until October 12, 2027.

The aggregate purchase price of $640,000 was allocated to fair value of the minority interest in Suzhou, valued at approximately $357,000 as of August 31, 2006, with the residual of $283,000 allocated to the business license, which is subject to amortization due to its limited useful life. This acquired intangible asset is included in other assets and is being amortized on a straight-line basis over 20 years, which approximates the expected cash flows resulting from the underlying asset.

In November 2000, we purchased a 20% equity interest, which we subsequently increased to 40%, in Sona MedSpa International, Inc., formerly known as Sona International Corporation, an operator and franchisor of spa franchises. Also in November 2000, we entered into a supply and revenue sharing arrangement with Sona MedSpa pursuant to which we provided our aesthetic treatment systems to Sona MedSpa and its franchisees and received a share of their revenues from procedures using our products. We also guaranteed the lease obligations for two facilities operated by Sona MedSpa. In May 2004, we sold our equity interest in Sona MedSpa to third parties and also sold to Sona MedSpa a portion of the aesthetic treatment systems previously provided by us under the supply and revenue sharing arrangement. We recognized a gain of $3.0 million from the sale of our equity interest and an additional $1.2 million in revenue from the sale of the systems to Sona MedSpa in connection with the transaction. Also in May 2004, we entered into an amended supply and revenue sharing arrangement with Sona MedSpa pursuant to which we continue to sell systems to Sona MedSpa and its franchisees and receive a share of their revenues from procedures using our systems. In October 2005, we entered into a preferred vendor agreement with Sona MedSpa whereby we sold certain of these systems to Sona for approximately $1.3 million which we recorded as deferred revenue in 2005 as the fee was not deemed to be fixed or determinable at the time of sale.

In March 2006, Sona MedSpa notified us that it was uncertain that it had the financial resources to honor its commitments to us and we determined that the collectibility of the fee was not probable and, as a result, reversed the related deferred revenue. We expensed as cost of goods sold approximately $667,000 of inventory delivered under the agreement. Additionally, we provided an allowance for doubtful accounts of $463,000 for accounts receivable associated with services provided prior to the October 2005 preferred vendor agreement. On May 2, 2006, we sent Sona MedSpa a notice of default with respect to Sona MedSpa’s failure to pay Cynosure amounts payable under two agreements between the parties. On June 2, 2006, we terminated the agreement with Sona MedSpa as the defaults under the agreements were not cured.

On November 27, 2006, we settled our arbitration with Sona MedSpa and released the claims against each other in exchange for consideration of $250,000 in cash. The settlement payment we received has been recorded within accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006 as this payment may be subject to certain avoidance action by a third party and, if successful, could be subject to forfeiture.

Financial Operations Overview

Revenues

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. In 2006, we derived approximately 95% of our revenues from sales of our products and 5% of our revenues from service. In 2005, we derived approximately 92% of our revenues from sales of our products, 6% of our revenues from service and 2% of our revenues from a revenue sharing arrangement with Sona MedSpa, which was terminated during 2006. In 2004, we derived approximately 87% of our revenues from sales of our products, 6% of our revenues from service and 7% of our revenues from a revenue sharing arrangement with Sona MedSpa, which was terminated during 2006. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.

We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. In 2006, we derived 42% and in 2005 we derived 41% of our product revenues from sales of our products outside North America. As of December 31, 2006, we had 43 sales employees in North America, 9 sales employees in four European countries, Japan and China and distributors in 51 countries. The following table provides revenue data by geographical region for the years ended December 31, 2006, 2005 and 2004:

	Percentage of Revenues
	Year Ended December 31,
	2006	2005	2004

Region
North America	56%	59%	55%
Europe	26	23	24
Asia/Pacific	13	12	16
Other	5	6	5

Total	100%	100%	100%

See Note 6 to our consolidated financial statements included in this Annual Report for revenues and asset data by geographic region.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes royalties incurred on products sold, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, for executive, accounting and administrative personnel, professional fees and other general corporate expenses. We expect our general and administrative expenses to increase in absolute dollars, though we do not expect them to increase significantly as a percentage of revenues.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our marketable securities portfolio consisting mainly of state and municipal bonds, corporate bonds and certificates of deposit. Interest expense consists primarily of interest due on capitalized leases.

Benefit from Income Taxes

As of December 31, 2006, we had state tax credit carryforwards of approximately $209,000 to offset future tax liability, and state net operating loss carryforwards of approximately $561,000 to offset future taxable income. If not utilized, these credit and operating loss carryforwards will expire at various dates through 2019, and the losses will expire through 2026. In addition, the future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code. We also had foreign net operating loss carryforwards of approximately $2,067,000 available to reduce future foreign taxable income which will expire at various times through 2024. Foreign net operating loss carryforwards include $1,875,000 in Germany and France, which do not expire.

Results of Operations

Year Ended December 31, 2006 and 2005

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2006 and 2005:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005		Change
		As a % of		As a % of	2005 to 2006
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	(Dollars in thousands)

Revenues	$78,401	100%	$56,262	100%	$22,139	39%
Cost of revenues	32,920	42	25,843	46	7,077	27

Gross profit	45,481	58	30,419	54	15,062	50
Operating expenses:
Sales and marketing	26,213	33	17,506	31	8,707	50
Research and development	4,673	6	3,199	6	1,474	46
General and administrative	8,975	11	5,103	9	3,872	76
Royalty settlement	10,000	13	—	—	10,000	—

Total operating expenses	49,861	63	25,808	46	24,053	93

(Loss) income from operations	(4,380)	(5)	4,611	8	(8,991)	(195)
Interest income (expense), net	2,579	3	89	—	2,490	2798
Gain on sale of investment	118	—	—	—	118	—
Other income (expense), net	813	1	(368)	(1)	1,181	321

(Loss) income before (benefit from) provision for income taxes and minority interest	(870)	(1)	4,332	7	(5,202)	(120)
(Benefit from) provision for income taxes	(266)	—	102	—	(368)	(361)
Minority interest in net income of subsidiary	46	—	70	—	24	34

Net (loss) income	$(650)	(1)%	$4,160	7%	$(4,810)	(116)%

Revenues

Revenues in the year ended December 31, 2006 exceeded revenues in 2005 by $22.1 million, or 39%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Year Ended
	December 31,		$	%
	2006	2005	Change	Change

Product sales in North America	$39,784	$27,803	$11,981	43%
Product sales outside North America	28,373	17,656	10,717	61
Original equipment manufacturer sales and revenue sharing	1,183	3,792	(2,609)	(69)
Parts, accessories and service sales	9,061	7,011	2,050	29

Total Revenues	$78,401	$56,262	$22,139	39%

•	Revenues from the sale of products in North America increased $12.0 million, or 43%, to $39.8 million in 2006 as compared to $27.8 million in 2005. The increase was attributable to an increase in the number of product units sold and a higher average selling price due to a favorable change in product mix. The increase in North American revenues resulted in part from the reorganization and expansion of our North American sales organization, including the hiring of 21 additional direct sales employees between December 31, 2005 and 2006. The increase also resulted from the introduction of new products, particularly our Affirm system at the end of the third quarter of 2006. Revenues from sales of products introduced since 2004 totaled $38.4 million, or 97%, of total North American product revenues in 2006.

•	Revenues from sales of products outside of North America increased $10.7 million, or 61%, to $28.4 million in 2006 as compared to $17.7 million in 2005. The increase was mainly attributable to an increase in sales in Europe of $6.6 million, or 62%, over 2005, and an increase in sales in Asia/Pacific of $3.1 million, or 74%, over 2005, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased $2.6 million, or 69%, to $1.2 million in 2006 as compared to $3.8 million in 2005. The decrease was mainly attributable to approximately $2.5 million of revenue generated during 2005 under a revenue sharing arrangement with Sona MedSpa for which there was no corresponding revenue generated during 2006, as the agreement was terminated in June 2006.

•	Revenues from the sale of parts and accessories and services increased $2.1 million, or 30%, to $9.1 million in 2006 as compared to $7.0 million in 2005. The increase was primarily attributable to an increase of approximately $1.3 million in revenues generated from the sale of parts and an increase of approximately $0.7 million in revenues generated from service contracts year over year, both of which are related to the overall increase in volume of sales during the past three years.

Cost of Revenues

	Year Ended
	December 31,		$	%
	2006	2005	Change	Change

Cost of revenues (in thousands)	$32,920	$25,843	$7,077	27%
Cost of revenues (as a percentage of total revenues)	42%	46%

Cost of revenues increased $7.1 million, or 27%, to $32.9 million in 2006, as compared to $25.8 million in 2005. The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products and royalties incurred on the sale of hair-removal systems. Included in cost of revenues for 2006 was a write off of $0.7 million related to inventory delivered under our agreement with Sona MedSpa, which was terminated in June 2006, as previously discussed, for which there was no related expense in 2005. Our cost of revenues decreased as a percentage of revenues to 42% in 2006 from 46% in 2005, resulting in an increase in our gross margin of 4% between the two years. The improved margin resulted primarily from higher average selling prices of our products due to a favorable change in product mix, in part as a result of the introduction of our Affirm system at the end of the third quarter of 2006, as well as increased direct sales in North America. We derived all of our North American product revenues from direct sales.

Sales and Marketing

	Year Ended
	December 31,		$	%
	2006	2005	Change	Change

Sales and marketing (in thousands)	$26,213	$17,506	$8,707	50%
Sales and marketing (as a percentage of total revenues)	33%	31%

Sales and marketing expenses increased $8.7 million, or 50%, to $26.2 million in 2006, as compared to $17.5 million in 2005. The increase was primarily attributable to an increase of $4.4 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, which includes an increase of $2.1 million in commissions expense, an increase of $0.4 million in non-cash stock-based compensation expense related to the adoption of SFAS No. 123(R), and an increase of $0.5 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $1.9 million, primarily due to our increased number of clinical workshops and trade shows, as well as an increase in clinical studies costs and promotional efforts. Consulting and outside services expenses have increased by $1.5 million. As a percentage of revenues, sales and marketing expenses increased to 33% in 2006 from 31% in 2005.

Research and Development

	Year Ended
	December 31,		$	%
	2006	2005	Change	Change

Research and development (in thousands)	$4,673	$3,199	$1,474	46%
Research and development (as a percentage of total revenues)	6%	6%

Research and development expenses increased $1.5 million or 46%, to $4.7 million in 2006, as compared to $3.2 million in 2005. In 2006, our research and development expenses were attributable to project research costs and product engineering expenses related to the introduction of our new Affirm system in the third quarter of 2006 and ongoing development of new products. In 2005, our research and development expenses were attributable to project research costs and product engineering expenses related to the introduction of our new Cynergy system in the first quarter of 2005 and ongoing development of new products. The increase is also attributable to an increase of $0.6 million in non-cash stock-based compensation expense related to the adoption of SFAS No. 123(R). As a percentage of revenues, research and development expenses remained relatively flat at 6% in 2006 and 2005.

General and Administrative

	Year Ended
	December 31,		$	%
	2006	2005	Change	Change

General and administrative (in thousands)	$8,975	$5,103	$3,872	76%
General and administrative (as a percentage of total revenues)	11%	9%

General and administrative expenses increased $3.9 million, or 76%, to $9.0 million in 2006 from $5.1 million in 2005. The increase was primarily attributable to costs associated with being a public company, which included a $1.7 million increase in consulting, legal and professional service fees, related to legal, audit and tax service fees, as well as consulting service fees related to the implementation of the internal control compliance and reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and a $0.7 million increase in personnel-related costs. The increase is also attributable to an increase of $0.9 million in stock-based compensation expense related to the adoption of SFAS No. 123(R). Bad debt expense has increased by $0.6 million due to the settlement of arbitration with Sona MedSpa and the write off of certain receivable balances related to the preferred vendor and revenue sharing agreements with this party, which were terminated in June 2006. As a percentage of revenues, general and administrative expenses increased to 11% in 2006 from 9% in 2005.

Royalty Settlement

On November 6, 2006, we entered into a patent cross-license agreement with Palomar Medical Technologies, Inc. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained certain specified U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. This was recorded as a royalty settlement within our operating expenses for the year ended December 31, 2006. In connection with this agreement, we also agreed to pay royalties to Palomar on our sales of certain hair-removal products beginning October 1, 2006. The royalty rate for sales of hair-removal products ranges from 3.75% to 7.5% of net sales, depending upon product configuration and the number of energy sources. Royalty expense associated with such sales is recorded as cost of revenues.

Interest Income (Expense), net; Gain on Sale of Investment and Other Income (Expense), net

	Year Ended
	December 31,		$	%
	2006	2005	Change	Change

Interest income (expense), net (in thousands)	$2,579	$89	$2,490	2798%
Gain on sale of investment (in thousands)	118	—	118	—
Other income (expense), net (in thousands)	813	(368)	1,181	321%

Interest income (expense), net increased to $2.6 million in income in 2006 from $89,000 in income in 2005. The increase resulted from interest earned on increased cash balances available for investment due to our initial public offering in December 2005. In 2006, we recorded a gain of $0.1 million on the sale of our equity interest in Solx, Inc. to a public company in exchange for consideration in cash and shares of common stock in the acquiring company. We had no similar gain in 2005. Other income (expense) increased to $0.8 million in income in 2006 from $0.4 million in expense in 2005. The increase was partially attributable to an increase in foreign currency remeasurement gains during 2006, as compared to foreign currency remeasurement losses during 2005.

(Benefit from) Provision for Income Taxes

	Year Ended
	December 31,		$	%
	2006	2005	Change	Change

(Benefit from) provision for income taxes (in thousands)	$(266)	$102	$(368)	(361)%
(Benefit) provision as a percentage of (loss) income before (benefit from) provision for income taxes and minority interest	(31)%	2%

In 2006, we recorded an income tax benefit of $0.3 million, representing an effective tax rate of 31%. In 2005, we recorded an income tax provision of $0.1 million, representing an effective tax rate of 2%. In 2006, we recorded a benefit related to net operating loss carryforwards generated in 2006, which offsets the provision for current taxable income. In 2005, we reduced the valuation allowance related to certain temporary differences and recorded a deferred tax asset of approximately $1.3 million as realization of these assets became probably in 2005 based on our future projections of our taxable income.

Years Ended December 31, 2005 and 2004

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2005 and 2004 (in thousands, except for percentages):

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
	(Dollars in thousands)

Revenues	$56,262	100%	$41,633	100%	$14,629	35%
Cost of revenues	25,843	46	20,465	49	5,378	26

Gross profit	30,419	54	21,168	51	9,251	44
Operating expenses:
Sales and marketing	17,506	31	12,627	30	4,879	39
Research and development	3,199	6	3,222	8	(23)	(1)
General and administrative	5,103	9	4,108	10	995	24

Total operating expenses	25,808	46	19,957	48	5,851	29

Income from operations	4,611	8	1,211	3	3,400	281
Interest income (expense), net	89	—	(122)	—	211	173
Gain on sale of investment	—	—	3,019	7	(3,019)	(100)
Other (expense) income, net	(368)	(1)	976	2	(1,344)	(138)

Income before provision (benefit) for income taxes and minority interest	4,332	7	5,084	12	(752)	(15)
Provision (benefit) for income taxes	102	—	(276)	(1)	(378)	(137)
Minority interest in net income of subsidiary	70	—	64	—	6	9

Net income	$4,160	7%	$5,296	13%	(1,136)	(21)%

Revenues

Total revenues for the year ended December 31, 2004 included $1.3 million of revenues from related party. There was no revenue from related parties for the year ended December 31, 2005. For purposes of the following discussion, we refer to revenues and revenues from related party on a combined basis. Revenues in 2005 exceeded revenues in 2004 by $14.6 million, or 35%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Year Ended
	December 31,		$	%
	2005	2004	Change	Change

Product sales in North America	$27,803	$13,348	$14,455	108%
Product sales outside North America	17,656	14,009	3,647	26
Original equipment manufacturer sales and revenue sharing	3,792	7,490	(3,698)	(49)
Parts, accessories and service sales	7,011	6,786	225	3

Total Revenues	$56,262	$41,633	$14,629	35%

•	Revenues from the sale of products in North America increased $14.5 million, or 108%, to $27.8 million in 2005 as compared to $13.3 million in 2004. The increase was attributable to an increase in the number of products sold and a higher average selling price due to a favorable change in product mix. The increase in North American revenues resulted in part from the reorganization and expansion of our

North American sales organization, including the hiring of 14 additional direct sales employees between December 31, 2004 and 2005. The increase also resulted from the introduction of new products, particularly our Apogee Elite system at the end of the first quarter of 2004. Revenues from sales of products introduced in 2004 totaled $24.5 million, or 88%, of total North American product revenues in 2005.

•	Revenues from sales of products outside of North America increased $3.7 million, or 26%, to $17.7 million in 2005 as compared to $14.0 million in 2004. The increase was primarily attributable to an increase in sales in Europe of $2.2 million, or 26%, over 2004, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors, including the opening of our direct sales office in Spain in the second half of 2004.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement decreased $3.7 million, or 49%, to $3.8 million in 2005 as compared to $7.5 million in 2004. The decrease was mainly attributable to non-recurring revenues of $1.2 million from the purchase of aesthetic treatment systems by Sona MedSpa in May 2004 in connection with the sale of our equity interest in Sona MedSpa, a $1.5 million decrease in our revenue sharing arrangement and a $1.1 million decrease in sales of a product we distributed that was supplied by El.En. in 2004 but that we did not distribute in 2005.

•	Revenues from the sale of parts and accessories and services increased $0.2 million, or 3%, to $7.0 million in 2005 as compared to $6.8 million in 2004. The increase was primarily attributable to an increase in revenues generated from service contracts.

Cost of Revenues

	Year Ended
	December 31,		$	%
	2005	2004	Change	Change

Cost of revenues (in thousands)	$25,843	$20,465	$5,378	26%
Cost of revenues (as a percentage of total revenues)	46%	49%

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

Sales and Marketing

	Year Ended
	December 31,		$	%
	2005	2004	Change	Change

Sales and marketing (in thousands)	$17,506	$12,627	$4,879	39%
Sales and marketing (as a percentage of total revenues)	31%	30%

Sales and marketing expenses increased $4.9 million, or 39%, to $17.5 million in 2005, as compared to $12.6 million in 2004. The increase was attributable to an increase of $2.8 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, $0.2 million in non-cash stock-based compensation expense and $0.6 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $1.1 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts. As a percentage of revenues, sales and marketing expenses increased to 31% in 2005 from 30% in 2004.

Research and Development

	Year Ended
	December 31,		$	%
	2005	2004	Change	Change

Research and development (in thousands)	$3,199	$3,222	$(23)	(1)%
Research and development (as a percentage of total revenues)	6%	8%

Research and development expenses remained relatively flat at $3.2 million in 2005 and 2004. In 2005, our research and development expenses were attributable to project research costs and product engineering expenses related to the introduction of our new Cynergy system in the first quarter of 2005 and ongoing development of new products. In 2004, our research and development expenses were attributable to project research costs and product engineering expenses related to the introduction of our new Apogee Elite, Apogee 5500 NL and Acclaim 7000 NL products in the first quarter of 2004 and our ongoing development of new products. As a percentage of revenues, research and development expenses decreased to 6% in 2005 from 8% in 2004.

General and Administrative

	Year Ended
	December 31,		$	%
	2005	2004	Change	Change

General and administrative (in thousands)	$5,103	$4,108	$995	24%
General and administrative (as a percentage of total revenues)	9%	10%

General and administrative expenses increased $1.0 million, or 24%, to $5.1 million in 2005 as compared to $4.1 million in 2004. The increase was primarily attributable to a $0.4 million increase in our international subsidiaries’ administrative expenses, primarily in connection with our opening an office in Spain in the second half of 2004, as well as a $0.2 million increase in personnel expenses associated with becoming a public company, $0.1 million increase in non-cash stock-based compensation expense and $0.2 million increase in legal expenses associated with patent filing costs. As a percentage of revenues, general and administrative expenses decreased to 9% in 2005 from 10% in 2004.

Interest Income (Expense), net; Gain on Sale of Investment and Other (Expense) Income, net

	Year Ended
	December 31,		$	%
	2005	2004	Change	Change

Interest income (expense), net (in thousands)	$89	$(122)	$211	173%
Gain on sale of investment (in thousands)	—	3,019	(3,019)	(100)%
Other (expense) income, net (in thousands)	(368)	976	(1,344)	(138)%

Interest income (expense), net increased to $89,000 in 2005 from $0.1 million in expense in 2004. The increase resulted from interest income earned on higher cash balances available for investment due to our initial public offering in December 2005. In 2004, we recorded a gain of $3.0 million on the sale of our 40% equity interest in Sona MedSpa. We had no similar gains in 2005. Other (expense) income, net decreased to $0.4 million in expense in 2005 from $1.0 million in income in 2004. The decrease was partially attributable to an increase in foreign currency transaction losses of $0.8 million and to a $0.2 million decrease in our equity interest in Sona MedSpa for 2005, as compared to 2004, as a result of the sale of such interest. The decrease in other (expense) income, net is also attributable to $0.3 million in other income that we realized in 2004 in connection with a settlement with an insurer.

Provision (Benefit) for Income Taxes

	Year Ended
	December 31,		$	%
	2005	2004	Change	Change

Provision for (benefit from) income taxes (in thousands)	$102	$(276)	$(378)	(137)%
Provision (benefit) as a percentage of income before provision for (benefit from) income taxes and minority interest	2%	5%

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

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private placements of equity securities, short-term borrowings and funds generated from our operations. In December 2005, we completed our initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 5,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million.

At December 31, 2006, our cash, cash equivalents and marketable securities were $57.2 million as compared to $64.6 million at December 31, 2005. Our cash and cash equivalents of $13.7 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our marketable securities of $43.5 million consist of investments in various state and municipal governments, certificates of deposit and corporate obligations, all of which mature by July 1, 2008. In November 2006, we paid Palomar $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems, as discussed above.

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

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $4.1 million for the year ended December 31, 2006. This resulted primarily from net loss for the period of $0.7 million, increased by approximately $4.9 million in depreciation and stock-based compensation expense and decreased by approximately $1.1 million in deferred income tax benefits and $0.6 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $6.7 million related to an increase in inventory for anticipated future sales and an increase in accounts receivable reflecting the record sales during the fourth quarter of 2006. Net cash used in investing activities was $46.6 million for the year ended December 31, 2006, which consisted primarily of $188.9 million used to purchase marketable securities, offset by $145.9 million in proceeds generated from sales and maturities of securities, $3.2 million used for fixed asset purchases and $0.6 million used to purchase the remaining minority interest in Suzhou Cynosure Medical Devices, Co. Net cash provided by financing activities during the year ended December 31, 2006 was $0.5 million, principally relating to proceeds from option exercises of $0.5 million, tax benefits related to stock options of $0.4 million and offset by $0.4 million in payments on capital lease obligations.

Net cash used in operating activities was $1.0 million for the year ended December 31, 2005. This resulted primarily from net income for the period of $4.2 million increased by approximately $2.2 million in depreciation and stock-based compensation expense and decreased by approximately $1.9 million in deferred income tax benefits. Net changes in working capital items decreased cash from operating activities by approximately $5.5 million principally related to an increase in inventory for anticipated future sales and in preparation for our transition to modular assembly and contract manufacturing. Net cash used in investing activities was $2.4 million for the year ended December 31, 2005 resulting primarily from $2.8 million used for fixed asset purchases and the payment of a $0.2 million security deposit relating to the lease for our new corporate headquarters offset by the receipt of $0.5 million released from escrow as part of the sale of our investment in Sona MedSpa. Net cash provided by financing activities was $63.6 million for the year ended December 31, 2005 resulting primarily from net proceeds of $64.0 million from our initial public offering offset by repayment of $0.3 million of a note payable to a related party.

Net cash provided by operating activities was $1.3 million for the year ended December 31, 2004. This primarily resulted from net income of $5.3 million increased by $1.3 million of depreciation and amortization, reduced by a $3.0 million gain from the sale of our equity interest in Sona MedSpa and a $2.3 million decrease in working capital primarily attributable to an increase in accounts receivables from increased sales and inventory for anticipated future sales. Net cash provided by investing activities was $0.3 million for the year ended December 31, 2004, resulting primarily from $3.1 million in net proceeds from the sale of our investment in Sona MedSpa, offset in large part by $2.8 million in capital expenditures. Net cash provided in financing activities was $0.1 million for the year ended December 31, 2004 resulting primarily from proceeds of $2.1 million from the sale of common stock and $0.5 million of proceeds from a note payable to El.En., offset by payments of $2.0 million on short-term loans payments of $0.2 million on capital lease obligations.

Contractual Obligations

Our major outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. In addition, we guaranteed the lease obligations for two facilities that are operated by Sona MedSpa and will be obligated to pay these leases if Sona MedSpa can not or does not make the required lease payments. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2006.

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Capital lease obligations, including interest	$1,809	$572	$925	$312	$—
Operating leases	4,464	787	1,562	1,675	440
Short-term indebtedness, including interest	167	167	—	—	—
Lease guarantees	250	93	96	61	—

Total contractual cash obligations	$6,690	$1,619	$2,583	$2,048	$440

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

We defer, until earned, payments that we receive in advance of product delivery or performance of services. When we enter into arrangements with multiple elements, which may include sales of products together with service contracts and warranties, we allocate revenue among the elements based on each element’s fair value in accordance with the principles of Emerging Issues Task Force Issue Number 00-21, Revenue Arrangements with Multiple Deliverables. This allocation requires us to make estimates of fair value for each element.

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $19.9 million as of December 31, 2006, compared with $13.6 million as of December 31, 2005. The allowance for doubtful accounts as of December 31, 2006 was $1.0 million and as of December 31, 2005 was $0.7 million. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. While our credit losses have historically been within our expectations and the allowances established, we may not continue to experience the same credit losses that we have in the past, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $17.6 million as of December 31, 2006 compared to $14.1 million as of December 31, 2005. Our inventory allowance as of December 31, 2006 and 2005 was $1.0 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No.  123(R), Share-Based Payment, or SFAS 123(R), using the modified-prospective-transition method. The modified-prospective-transition method is one in which compensation cost is recognized beginning with the effective date (1) for all share-based payments granted after the effective date and (2) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.

Effective with the adoption of SFAS 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair values of the options granted during the year ended December 31, 2006 were $11.52 using the following assumptions:

Year Ended
December 31,
2006

Risk-free interest rate	3.88% - 5.00%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	77% - 82%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to our initial public offering in December 2005, we believe there is not adequate information on the volatility of our own shares. As such, we estimated expected stock price volatility is based on an average of the volatility of other similar companies in the same industry. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted in the year ended December 31, 2006 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, as such, we do not provide U.S. income tax on such undistributed earnings.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, or FIN 48, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this Statement are to be applied prospectively as of January 1, 2008, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments.

Interest Rate Sensitivity.  We maintain an investment portfolio consisting mainly of state and municipal government obligations, corporate obligations and certificates of deposit. Each security matures by July 1, 2008. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (excluding acquisitions or mergers). Therefore, we do not expect our operating results or cash flows to be affected to any significant degree by any sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31,
	2006	2007	2008

Investments (at fair value)	$43,346	$41,299	$2,047
Weighted average interest rate	4.34%	4.30%	5.25%

Foreign Currency Exchange.  A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 48% of our total international revenues during the year ended December 31, 2006. Substantially all of the remainder of our revenues was from sales in euros, British pounds and Japanese yen. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 8.	Financial Statements and Supplementary Data

Refer to page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Cynosure, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Cynosure, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cynosure, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cynosure, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cynosure, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 7, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.  The financial statements annexed to this report begin on page F-1.

2. Financial Statement Schedules.  The financial statement schedules annexed to this report beginning on page F-1 are incorporated by reference.

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

Signature	Title	Date

/s/ Michael R. Davin Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2007

/s/ Timothy W. Baker Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2007

/s/ Ettore V. Biagioni Ettore V. Biagioni	Director	March 12, 2007

/s/ Andrea Cangioli Andrea Cangioli	Director	March 12, 2007

/s/ Paul F. Kelleher Paul F. Kelleher	Director	March 12, 2007

/s/ Leonardo Masotti Leonardo Masotti	Director	March 12, 2007

/s/ Thomas H. Robinson Thomas H. Robinson	Director	March 12, 2007

/s/ George J. Vojta George J. Vojta	Director	March 12, 2007

CYNOSURE, INC.

(1)	From November 2000 until May 2004, Cynosure, Inc. held an equity investment in Sona MedSpa International Inc., an operator and franchisor of spa franchises formerly known as Sona International Corporation and Sona International, Inc. Cynosure accounted for the investment using the equity method of accounting. The consolidated financial statements of Sona International, Inc. have been included pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cynosure, Inc.

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cynosure, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 7, 2007

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$13,690	$64,646
Marketable securities	43,556	—
Accounts receivable, net of allowance of $1,009 and $696 in 2006 and 2005, respectively	19,871	13,552
Amounts due from related parties (Note 10)	335	72
Inventories	17,624	14,140
Prepaid expenses and other current assets	4,977	737
Deferred income taxes	2,604	1,804

Total current assets	102,657	94,951
Property and equipment, net	5,662	4,424
Other assets	1,247	793

Total assets	$109,566	$100,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loan	$167	$161
Accounts payable	5,986	3,509
Amounts due to related party (Note 10)	1,052	960
Accrued expenses	11,077	7,173
Deferred revenue	3,476	3,626
Capital lease obligation	439	295

Total current liabilities	22,197	15,724
Capital lease obligation, net of current portion	1,069	814
Deferred revenue, net of current portion	311	123
Other noncurrent liability	119	42
Minority interest in consolidated subsidiary	—	314
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — no shares as of December 31, 2006 and 2005	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 11,210 and 11,065 shares as of December 31, 2006 and 2005, respectively	11	11
Additional paid-in capital	81,026	79,070
Retained earnings	5,820	6,470
Deferred stock-based compensation	—	(1,426)
Accumulated other comprehensive loss	(700)	(687)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	85,870	83,151

Total liabilities and stockholders’ equity	$109,566	$100,168

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues	$78,401	$56,262	$40,364
Revenues from related party (Note 8)	—	—	1,269

Total revenues	78,401	56,262	41,633
Cost of revenues(1)	32,920	25,843	20,465

Gross profit	45,481	30,419	21,168
Operating expenses(1):
Sales and marketing	26,213	17,506	12,627
Research and development	4,673	3,199	3,222
General and administrative	8,975	5,103	4,108
Royalty settlement (Note 3)	10,000	—	—

Total operating expenses	49,861	25,808	19,957

(Loss) income from operations	(4,380)	4,611	1,211
Interest income (expense), net	2,579	89	(122)
Gains on sale of investments (Notes 8 and 9)	118	—	3,019
Other income (expense), net	813	(368)	976

(Loss) income before (benefit from) provision for income taxes and minority interest	(870)	4,332	5,084
(Benefit from) provision for income taxes	(266)	102	(276)
Minority interest in net income of subsidiary	46	70	64

Net (loss) income	$(650)	$4,160	$5,296

Basic net (loss) income per share	$(0.06)	$0.64	$0.93

Diluted net (loss) income per share	$(0.06)	$0.54	$0.92

Basic weighted average common shares outstanding	11,084	6,522	5,700

Diluted weighted average common shares outstanding	11,084	7,715	5,773

(1) Stock-based compensation is attributable to the following categories:

Cost of revenues	$82	$63	$46
Sales and marketing	695	276	37
Research and development	652	26	83
General and administrative	1,045	104	16

	$2,474	$469	$182

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In thousands)

			Class A and B
	Common Stock		Common Stock
		$0.01		$0.001	Additional	Notes Receivable	Retained	Deferred	Accumulated Other			Total
		Par		Par	Paid-In	from	(Deficit)	Stock-Based	Comprehensive	Treasury Stock		Stockholders	Comprehensive
	Shares	Value	Shares	Value	Capital	Stockholders	Earnings	Compensation	(Loss) Income	Shares	Cost	Equity	Income (Loss)

Balance at December 31, 2003	5,566	56	—	—	10,947	(3)	(2,986)	—	(439)	(36)	(287)	7,288
Sale of common stock	638	6	—	—	1,862	—	—	—	—	80	240	2,108
Issuance of common stock in connection with stock purchase rights	75	1	—	—	226	—	—	—	—	—	—	227
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(80)	(240)	(240)
Revaluation of stock purchase rights	—	—	—	—	(45)	—	—	—	—	—	(45)
Net income	—	—	—	—	—	—	5,296	—	—	—	—	5,296	$5,296
Cumulative translation adjustment	—	—	—	—	—	—	—	—	6	—	—	6	6

Balance at December 31, 2004	6,279	63	—	—	12,990	(3)	2,310	—	(433)	(36)	(287)	14,640	$5,302

Sale of common stock	—	—	—	—	—	—	—	—	—	495	1,485	1,485
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(495)	(1,485)	(1,485)
Issuance of common stock from public offering, net of offering costs of $2,239	—	—	4,750	5	64,019	—	—	—	—	—	—	64,024
Conversion of common stock	(6,279)	(63)	6,279	6	57	—	—	—	—	—	—	—
Issuance of stock options to non-employees	—	—	—	—	205	—	—	—	—	—	—	205
Deferred stock-based compensation in connection with stock options issued to employees	—	—	—	—	1,690	—	—	(1,690)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	264	—	—	—	264
Repayment of note receivable from stockholders	—	—	—	—	—	3	—	—	—	—	—	3
Exercise of stock options	—	—	36	—	109	—	—	—	—	—	—	109
Net income	—	—	—	—	—	—	4,160	—	—	—	—	4,160	$4,160
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(254)	—	—	(254)	(254)

Balance at December 31, 2005	—	—	11,065	11	79,070	—	6,470	(1,426)	(687)	(36)	(287)	83,151	$3,906
Reclassification of deferred compensation	—	—	—	—	(1,426)	—	—	1,426	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,539	—	—	—	—	—	—	2,539
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	—	—	397	—	—	—	—	—	—	397
Additional IPO costs	—	—	—	—	(38)	—	—	—	—	—	—	(38)
Exercise of stock options	—	—	145	—	484	—	—	—	—	—	—	484
Net loss	—	—	—	—	—	—	(650)	—	—	—	—	(650)	$(650)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	29	—	—	29	29
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	—	—	—	—	(42)	—	—	(42)	(42)

Balance at December 31, 2006	—	$—	11,210	$11	$81,026	$—	$5,820	$—	$(700)	(36)	$(287)	$85,870	$(663)

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Operating activities:
Net (loss) income	$(650)	$4,160	$5,296
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,411	1,769	1,323
Gain on sale of investment	(118)	—	(3,019)
Stock-based compensation	2,474	469	182
Equity in investment income	—	—	(154)
Deferred income taxes	(1,079)	(1,846)	—
Minority interest in consolidated subsidiary	46	22	(101)
Accretion of discounts on marketable securities	(581)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,800)	(5,506)	(3,054)
Due from related party	(263)	(72)	262
Inventories	(2,969)	(4,078)	(3,884)
Net book value of demonstration inventory sold	177	315	1,068
Prepaid expenses and other current assets	(4,171)	(275)	25
Accounts payable	2,451	(242)	1,176
Due to related party	78	60	(342)
Accrued expenses	3,872	1,255	2,369
Deferred revenue	(58)	2,901	109
Other noncurrent liability	77	42	—

Net cash (used in) provided by operating activities	(4,103)	(1,026)	1,256
Investing activities:
Purchases of property and equipment	(3,190)	(2,782)	(2,758)
Proceeds from the sales and maturities of securities	145,894	500	3,058
Purchases of marketable securities	(188,561)	—	(15)
Acquisition of minority interest	(640)	—	—
Increase in other assets	(54)	(165)	—

Net cash (used in) provided by investing activities	(46,551)	(2,447)	285
Financing activities:
Payments on short-term loan and note payable to related party	—	(347)	(2,042)
Tax benefits related to stock options	397	—	—
Deposit received for purchase of common stock from investors	—	(413)	413
Deposit paid for repurchase of common stock	—	413	(413)
Proceeds from sale of common stock and stock option exercises	484	1,594	2,108
Proceeds from initial public offering, net	(38)	64,024	—
Proceeds from note payable to related party	—	—	500
Repurchase of common stock	—	(1,485)	(240)
Payments received on stockholder notes	—	3	—
Payments on capital lease obligation	(382)	(185)	(233)

Net cash provided by financing activities	461	63,604	93
Effect of exchange rate changes on cash and cash equivalents	(763)	487	283

Net (decrease) increase in cash and cash equivalents	(50,956)	60,618	1,917
Cash and cash equivalents, beginning of year	64,646	4,028	2,111

Cash and cash equivalents, end of year	$13,690	$64,646	$4,028

Supplemental cash flow information:
Cash paid for interest	$131	$127	$37

Cash paid for taxes	$2,898	$1,777	$—

Income tax refunds received	$—	$—	$515

Supplemental noncash investing and financing activities:
Assets acquired under capital lease	$775	$700	$595

Deferred compensation associated with stock option grants to employees	$—	$1,690	$—

Proceeds from the sale of investment held in escrow	$—	$—	$500

Transfer of fixed assets to inventory in connection with October 2005 Sona sale	$—	$448	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Cynosure, Inc. (Cynosure or the Company) develops, manufactures and markets aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive or minimally invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, temporarily reduce the appearance of cellulite, provide treatments for wrinkles, skin texture and skin discoloration and remove unwanted fat. Cynosure markets and sells its products primarily to the dermatology, plastic surgery and general medical markets, both domestically and internationally. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

In May 2002, Cynosure sold 3,327,960 shares of common stock (representing a 60% ownership interest) to El.En. S.p.A. (El.En.) for approximately $9.8 million in cash. Final consideration of $1.5 million from the sale was received in May 2003 (see Note 12). During 2004, El.En. acquired 2,190,834 additional shares of Cynosure’s common stock from the Company and certain minority stockholders, increasing its ownership percentage of Cynosure to approximately 87%.

In December 2005, Cynosure completed it’s initial public offering (IPO) of class A common stock at a price to the public of $15.00 per share. Cynosure sold 5,750,000 shares of class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. Cynosure received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. El.En.’s ownership percentage of Cynosure as of December 31, 2006 is 35%.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Components particularly subject to estimation include the allowance for doubtful accounts, inventory reserves, fair value of stock options and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure GmbH, Cynosure S.A.R.L., Cynosure UK Limited and Cynosure KK. As of December 31, 2005, Cynosure had a 52% interest in Suzhou Cynosure Medical Devices, Co. (Suzhou), located in the People’s Republic of China, and the related financial statements have been consolidated. In November 2006, Cynosure completed the acquisition of the remaining 48% interest in Suzhou and, as a result it is now a wholly owned subsidiary as of December 31, 2006 (See Note 5). All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation, specifically related to the presentation of stock-based compensation expense.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents and Marketable Investments

Cynosure considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Cynosure accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Accounts Receivable and Concentration of Credit Risk

Management works to mitigate its concentration of credit risk with respect to accounts receivable through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales considered by management to be at risk. Cynosure maintains reserves for potential credit losses based upon the aging of its receivable balances, known collectibility issues and its historical experience with losses. In the event that it is determined that the customer may not be able to meet its full obligation to Cynosure, Cynosure records a specific allowance to reduce the related receivable to the amount that Cynosure expects to recover given all information present. No customer accounted for 10% or greater of revenue during 2005 or 2006. No customer accounted for 10% or greater of accounts receivable as of December 31, 2006. One customer accounted for 13% of revenues in 2004 and 13% and 12% of accounts receivable as of December 31, 2005 and 2004, respectively. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2006	2005	2004
	(In thousands)

Balance at beginning of year	$696	$460	$484
Additions	2,289	243	160
Deductions	(1,976)	(7)	(184)

Balance at end of year	$1,009	$696	$460

During 2006, Cynosure was notified by Sona MedSpa that it was uncertain that it had the financial resources to honor its commitments to Cynosure under its agreements with Cynosure. In connection with this notification, Cynosure provided an allowance for doubtful accounts totaling approximately $1.5 million for accounts receivable associated with amounts owed by Sona MedSpa. In May 2006, Cynosure sent Sona MedSpa a notice of default with respect to Sona MedSpa’s failure to pay Cynosure amounts payable under the agreements between the parties. In June 2006, Cynosure terminated the agreement with Sona MedSpa as the defaults under the agreements were not cured and initiated an arbitration claim pursuant to the terms of the agreement.. In November 2006, Cynosure settled its arbitration with Sona MedSpa and released the claims against each other in exchange for consideration of $250,000 in cash. The settlement payment received by Cynosure has been recorded within accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006 as this payment may be subject to certain avoidance action by a third-party and, if successful, could be subject to forfeiture. As a result of this settlement, Cynosure wrote off approximately $1.9 million in accounts receivable from Sona MedSpa.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2006	2005
	(In thousands)

Raw materials	$1,848	$2,579
Work in process	818	2,259
Finished goods	14,958	9,302

	$17,624	$14,140

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

Cynosure’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Cynosure regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Cynosure recognizes such costs as cost of goods sold at the time of such determination. Although Cynosure performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Cynosure’s inventory and reported operating results. Inventory reserve activity consisted of the following for the years ended December 31:

	2006	2005	2004
	(In thousands)

Balance at beginning of year	$1,019	$812	$797
Additions	624	581	529
Deductions	(648)	(374)	(514)

Balance at end of year	$995	$1,019	$812

Cynosure purchases a significant raw material component from one vendor, who is the sole manufacturer of this component. A delay in the production capabilities of this vendor could cause a delay in Cynosure’s manufacturing, and a possible loss of revenues, which would adversely affect operating results.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the respective lease term. Included in property and equipment are certain lasers that are used for demonstration purposes, as well as lasers to which Cynosure continues to hold title that are placed at

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer locations under a revenue-sharing arrangement. Maintenance and repairs are charged to expense as incurred. Cynosure continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Cynosure evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, Cynosure believes that, as of each of the balance sheet dates presented, none of Cynosure’s long-lived assets were impaired.

Revenue Recognition and Deferred Revenue

Cynosure generates revenue from the sale of aesthetic treatment systems that are used by physicians and other practitioners to perform various non-invasive and minimally invasive aesthetic procedures. These systems incorporate a broad range of laser and other light-based energy sources. Cynosure offers service and warranty contracts in connection with these sales.

Cynosure recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Cynosure recognizes revenue from sales of its treatment systems and accessories upon delivery, provided there are no uncertainties regarding customer acceptance there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. Revenues from the sales of service and warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided. Payments received by Cynosure in advance of product delivery or performance of services are deferred until earned. Multiple-element arrangements are evaluated in accordance with the principles of Emerging Issues Task Force (EITF) Issue Number 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), and Cynosure allocates revenue among the elements based upon each element’s relative fair value.

Cynosure also had entered into a revenue sharing arrangement with Sona MedSpa whereby Cynosure received a percentage of the revenues related to the cosmetic procedures performed at Sona MedSpa locations. Cynosure recognized this revenue in the period the procedure was performed. During the years ended December 31, 2006, 2005 and 2004, Cynosure recognized approximately $9,000, $1,241,000 and $2,402,000, respectively, under this revenue sharing arrangement. In June 2006, Cynosure terminated this agreement with Sona MedSpa.

In accordance with the provisions of EITF Issue Number 00-10, Accounting for Shipping and Handling Costs (EITF 00-10), Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled $417,000, $327,000 and $210,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Shipping and handling costs included as a component of cost of revenue totaled $478,000, $445,000 and $210,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Product Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$2,265	$1,610	$1,252
Charged to expense	3,449	2,538	1,606
Costs incurred	(2,911)	(1,883)	(1,248)

Balance at end of year	$2,803	$2,265	$1,610

Research and Development

Research and development costs consist of salaries and other personnel-related expenses, including stock-based compensation, of employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of Cynosure’s products. These costs are expensed as incurred.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $555,000, $405,000 and $252,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income (loss) within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement gains (losses) of approximately $812,000, ($278,000) and $558,000 during 2006, 2005 and 2004, respectively, which are included in other income (expense), net, in the consolidated statements of operations.

Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive (loss) income as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)

Unrealized loss on marketable securities, net of taxes	$(42)	$—
Cumulative translation adjustment	(658)	(687)

Total accumulated other comprehensive loss	$(700)	$(687)

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying value of Cynosure’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, short-term loan and capital leases, approximates their fair value at December 31, 2006 and 2005.

Stock-Based Compensation

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

The stock-based compensation expense increased both basic and diluted net loss per share by $0.16 for the year period ended December 31, 2006. These results reflect stock-based compensation expense of $2.5 million and related tax benefits of $652,000 for the year ended December 31, 2006. In accordance with the modified-prospective-transition method of SFAS 123(R), Cynosure has not restated results for prior periods. Cynosure capitalized $65,000 of stock-based compensation expense as a part of inventory as of December 31, 2006. As of December 31, 2006, there was $7.4 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years. Additionally, as a result of implementation of SFAS 123(R), as of January 1, 2006, Cynosure reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cash received from option exercises was $484,000 during the year ended December 31, 2006. Cynosure recognized $397,000 in tax benefits in excess of book deductions from these option exercises during the year period ended December 31, 2006.

Cynosure granted 522,150 stock options during the year period ended December 31, 2006. Effective with the adoption of SFAS 123(R), Cynosure has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the year ended December 31, 2006 was $11.52 using the following assumptions:

Year Ended
December 31, 2006

Risk-free interest rate	3.88% - 5.00%
Expected dividend yield	—
Expected term	5.8 years
Expected volatility	77% - 82%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on an average of the volatility of other similar companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Cynosure’s expected term of options granted in the twelve months ended December 31, 2006 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123(R) and the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF Issue No. 96-18.

In July 2006, Cynosure entered into a consulting agreement with a former employee, who agreed to provide services to the Company after his employment terminates for a period of one year from the effective date of the agreement. This consulting agreement can be terminated at any time by either party. In connection with this agreement, all vested incentive stock options granted to this former employee were converted into an equivalent number of vested non-qualified stock options in order to avoid termination of such options and allow the former employee to exercise such options during the term of the consulting agreement. This agreement also provided for an additional year of vesting of all of the unvested options previously granted to the former employee, while he was employed by the Company, throughout the term of the consulting agreement. During the year ended December 31, 2006, Cynosure recorded approximately $363,000 of additional stock-based compensation expense related to this agreement.

Prior to January 1, 2006, Cynosure accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic-value method, compensation expense is measured on the date of grant as the difference between the deemed fair market value of Cynosure’s common stock for accounting purposes and the option exercise price multiplied by the number of options granted. Generally, Cynosure granted stock options with exercise prices equal to the fair market value for accounting purposes of its common stock; however, to the extent that the deemed fair market value for accounting purposes of the common stock exceeded the exercise price, Cynosure recorded deferred stock-based compensation and amortized the expense over the vesting schedule of the options, generally four years. The fair value for accounting purposes of Cynosure’s common stock was determined by the Company’s board of directors. Prior to the completion of the Cynosure’s IPO, Cynosure’s board of directors considered objective and subjective factors in determining the fair value of Cynosure’s common stock for accounting purposes. During the year ended December 31, 2005, Cynosure granted stock options with exercise prices less than the deemed fair market value of common stock for accounting purposes and, as a result, recorded deferred stock-based compensation of approximately $1.7 million. During the year ended December 31, 2005, Cynosure recorded amortization of deferred stock-based compensation of $264,000.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If compensation cost had been determined for stock options granted to employees based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS 123, Cynosure’s net income would have been the pro forma amount indicated below:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income:
As reported	$4,160	$5,296
Add: Stock-based employee compensation expense included in determination of net income, net of tax	171	118
Less: Total stock-based employee compensation expense determined under the fair value-based method, net of tax	(636)	(611)

Pro forma net income:	$3,695	$4,803

Basic net income per share — as reported	$0.64	$0.93

Diluted net income per share — as reported	$0.54	$0.92

Basic net income per share — pro forma	$0.57	$0.84

Diluted net income per share — pro forma	$0.48	$0.83

In computing this pro forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2005 and 2004:

	2005	2004

Risk-free interest rate	3.88%	3.44%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	75%	75%
Weighted average fair value	$7.06	$1.90

Income Taxes

Cynosure provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Cynosure considers the undistributed foreign earnings of its foreign subsidiaries to be indefinitely reinvested and, as such, Cynosure does not provide U.S. income tax on such undistributed earnings.

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

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2006, the number of basic and diluted weighted average shares outstanding were the same. The Company had outstanding options to purchase approximately 2.2 million shares of the Company’s common stock that were potential dilutive securities outstanding as of December 31, 2006; however, any increase in the number of shares of common stock equivalents for the year ended December 31, 2006 would be antidilutive based on the net loss for that year and therefore were not included.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2005 and 2004 is as follows:

	Years Ended December 31,
	2005	2004

Basic weighted average common shares outstanding	6,522	5,700
Weighted average common equivalent shares	1,193	73

Diluted weighted average common shares outstanding	7,715	5,773

There were no antidilutive shares for the year ended December 31, 2005. For the year ended December 31, 2004, options to purchase approximately 123,000 were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Cynosure will adopt FIN 48 as of January 1, 2007, as required. Based on its evaluation as of December 31, 2006, Cynosure does not believe that FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this Statement are to be applied prospectively as of January 1, 2008, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Cynosure does not expect that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.

3.	Royalty Settlement

In various communications that the Company received from Palomar Medical Technologies, Inc. (Palomar) prior to September 30, 2006, Palomar asserted that Cynosure required a license under specified U.S. and foreign patents owned or licensed by Palomar with respect to Cynosure’s hair removal-only systems. In the third quarter of 2006, Cynosure entered into negotiations with Palomar with respect to such a license. On November 6, 2006, Cynosure entered into a non-exclusive patent license with Palomar. Under the cross-license agreement, Cynosure obtained a non-exclusive license to integrate into its products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by Cynosure. In November 2006, Cynosure made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only systems including Cynosure’s Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. Cynosure recorded this amount as a royalty settlement within Cynosure’s operating expenses for the year ended December 31, 2006.

In connection with this agreement, Cynosure also agreed to pay royalties to Palomar on Cynosure’s future sales of certain hair removal products. The royalty rate for future sales of hair removal products ranges from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Royalty expense associated with such sales is recorded as cost of revenues. Cynosure’s revenue from systems that do not include hair removal capabilities and revenue from service is not subject to any past or future royalties under the Palomar agreement.

4.	Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2006 consist of approximately $43.3 million of investments in debt securities consisting of state and municipal bonds, corporate bonds and certificates of deposit and approximately $210,000 in equity securities. As of December 31, 2006, Cynosure’s equity securities consist of 133,511 shares of common stock of a public company with a fair market value of approximately $210,000. These shares were acquired in connection with the sale of Cynosure’s investment in a private company during the year ended December 31, 2006 and are considered available-for-sale securities in accordance with SFAS No. 115. (See Note 9 for further discussion.) All investments are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of December 31, 2006, Cynosure’s marketable securities consist of the following (in thousands):

	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

Corporate bonds	$8,277	$8,276	$3	$2
State and municipal bonds	33,512	33,518	—	6
Equity securities	210	270	—	60
Certificates of deposit	1,557	1,557	—	—

	$43,556	$43,621	$3	$68

As of December 31, 2006, the Company had 19 securities that were in an unrealized loss position, all of which have been in such a position for less than twelve months. The unrealized losses in all investment types were caused by increasing market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Cynosure has the ability and the intent to hold these investments until a recovery of market value, Cynosure does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

As of December 31, 2006, Cynosure’s marketable securities mature as follows (in thousands):

	Maturities
		Less Than	One to
	Total	One Year	Two Years

Corporate bonds	$8,277	$8,277	$—
State and municipal bonds	33,512	31,465	2,047
Equity securities	210	—	—
Certificates of deposit	1,557	1,557	—

	$43,556	$41,299	$2,047

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisition of Minority Interest

On August 31, 2006, Cynosure acquired the remaining 48% minority interest in Suzhou Cynosure Medical Devices Company, Ltd.’s (Suzhou) outstanding common stock for a purchase price of $640,000 in cash. Cynosure did not incur any material closing costs related to the purchase and, as such, the $640,000 cash consideration represents the entire purchase price. The business purpose of acquiring the minority interest was to gain complete control over Suzhou while extending the business license of Suzhou. The purchase of the minority interest was contingent upon Chinese government approval of the shareholder transfer from the seller to Cynosure for the shares acquired and approval of extension of the business license of Suzhou for a period of 20 years. The existing business license was set to expire on October 12, 2007. On November 10, 2006, Suzhou received such approval from the Chinese government, evidenced by the issuance of a new business license allowing operations in China until October 12, 2027.

In accordance with SFAS No. 141, Business Combinations, the acquisition of the minority interest was accounted for as a business combination, which required allocation of the purchase price to assets acquired and liabilities assumed. As such, the aggregate purchase price of $640,000 was allocated to the net assets acquired from the minority interest holders of Suzhou, which had a total value of $357,000 and consisted primarily of $263,000 of cash, $148,000 of accounts receivable, $487,000 of inventory, $36,000 of other assets, and $190,000 of other current liabilities as of August 31, 2006, with the residual of $283,000 allocated to the business license, which is subject to amortization due to its limited useful life. This acquired intangible asset is included in other assets in the accompanying consolidated balance sheet as of December 31, 2006 and is being amortized on a straight-line basis over a 20-year period, which approximates the expected cash flows resulting from the underlying asset.

6.	Segment and Geographic Information

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

United States	$39,670	$28,867	$21,996
Europe	20,011	12,725	9,901
Asia/Pacific	10,356	7,059	6,515
Other	8,364	7,611	3,221

	$78,401	$56,262	$41,633

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets by geographic area are as follows:

	December 31,
	2006	2005
	(In thousands)

United States	$86,815	$86,323
Europe	443	(1,812)
Asia/Pacific	374	(264)
Eliminations	(1,762)	(1,096)

	$85,870	$83,151

Long-lived assets by geographic area are as follows:

	December 31,
	2006	2005
	(In thousands)

United States	$6,435	$5,488
Europe	316	278
Asia/Pacific	157	124
Eliminations	—	(673)

	$6,909	$5,217

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or net assets for any period presented.

7.	Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated
	Useful
	Life	2006	2005
	(Years)	Cost	Cost
	(In thousands)

Equipment	3-5	$2,578	$2,134
Furniture and fixtures	5	748	629
Computer equipment and software	3	1,724	1,695
Leasehold improvements	5	724	631
Demonstration equipment	3	7,737	5,167
Revenue sharing lasers	3	233	1,133

		13,744	11,389
Less: Accumulated depreciation and amortization		(8,082)	(6,965)

		$5,662	$4,424

Depreciation expense relating to property and equipment was $2,341,000, $1,733,000 and $1,275,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the cost of assets recorded under capitalized leases was approximately $2,472,000 and $1,676,000, and the related

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated amortization was approximately $993,000 and $581,000, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
	(In thousands)

Accrued payroll and taxes	$1,565	$1,278
Accrued employee benefits	427	428
Accrued warranty costs	2,803	2,265
Accrued commissions	1,761	801
Accrued legal fees	117	67
Accrued other	4,404	2,334

	$11,077	$7,173

8.	Investment in Sona MedSpa

In 2001, Cynosure invested $1,500,000 in the Series A preferred stock of Sona MedSpa International, Inc. (Sona MedSpa), a spa franchise or that owns and operates hair removal clinics in the United States. Cynosure’s equity investment represented a 40% equity ownership of Sona MedSpa, which Cynosure accounted for under the equity method of accounting, which required classification of Sona MedSpa as a related party. During 2000 and 2001, Cynosure agreed to guarantee certain Sona MedSpa lease commitments (see Note 16). The Company recognized $154,000 as the Company’s share of Sona MedSpa’s (loss) income as a component of other (expense) income for the year ended December 31, 2004. In May 2004, Cynosure sold its 40% equity interest in Sona MedSpa for $3.6 million, resulting in a $3.0 million gain. Of the sales price, $2.6 million was received in cash and $1.0 million was deposited in escrow to be received in three installments over the next 18 months. As of December 31, 2005, all amounts deposited in escrow were released to Cynosure.

In connection with the original investment in Sona MedSpa, Cynosure also entered into a revenue sharing arrangement with Sona MedSpa whereby Cynosure provided lasers to Sona MedSpa and, in return, received a percentage of the revenues related to the aesthetic procedures performed at Sona MedSpa locations. Simultaneous with the sale of Cynosure’s equity investment, Cynosure sold certain lasers previously placed in Sona MedSpa clinics to Sona MedSpa for $1.2 million, which is included in Cynosure revenues in 2004. Cynosure also entered into an amended laser placement and revenue sharing arrangement with the new owners of Sona MedSpa. Effective May 24, 2004, Cynosure had no ongoing ownership interest in Sona MedSpa and Sona MedSpa was no longer considered a related party. During the years ended December 31, 2005 and 2004, Cynosure recognized approximately $1,241,000 and $2,402,000, respectively, under the revenue sharing arrangement of which $1,269,000 is presented as related party revenues in the accompanying consolidated statement of operations for the year ended December 31, 2004, prior to the sale of the equity interest.

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

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 27, 2006, Cynosure settled its arbitration with Sona MedSpa and released the claims against each other in exchange for consideration of $250,000 in cash. The settlement payment received by Cynosure has been recorded within accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006 as this payment may be subject to certain avoidance action by a third-party and, if successful, could be subject to forfeiture.

9.  Investment in OccuLogix, Inc.

During 2003, Cynosure made an investment in Solx, Inc., a private company that represents an approximate 2% ownership interest in the entity. During the years ended December 31, 2005 and 2004, Cynosure recognized revenue of approximately $365,000 and $251,000, respectively, related to laser sales to this entity and did not recognize any revenue to this entity during the year ended December 31, 2006.

In August 2006, Cynosure sold its investment interest to OccuLogix, Inc., a public company, in exchange for consideration consisting of (1) approximately $379,000 in cash, and (2) 133,511 shares of common stock of the acquiring company with a fair market value of approximately $270,000 at the time of the sale. As a result of this sale, Cynosure recorded a gain of approximately $118,000, which is included in gain on sale of investment in the accompanying consolidated statements of operations for the year ended December 31, 2006. In connection with this sale, Cynosure received approximately $105,000 in cash, and the remaining cash consideration of approximately $274,000 is to be paid in the following installments: $64,000 in August 2007, $105,000 in August 2008 and $105,000 upon the achievement of a certain contingent event, as specified in the transaction agreement. Due to collection based on a contingent event and uncertainty regarding collection of the August 2007 and August 2008 payments, Cynosure deferred the gain related to the remaining cash consideration of $274,000 and will record this as a gain if and when it receives the remaining cash payments.

The value of the shares of the acquiring company’s common stock is included in Cynosure’s marketable securities on the accompanying consolidated balance sheet as they are considered available-for-sale securities in accordance with SFAS No. 115. In accordance with SFAS 115, Cynosure adjusted the value of this investment to its market value of approximately $210,000 as of December 31, 2006 and recorded the unrealized gain, net of related tax effects, as a separate component of accumulated other comprehensive income.

10.	Related Party Transactions

Purchases of inventory from El.En. during the years ended December 31, 2006, 2005 and 2004 were approximately $3,222,000, $2,423,000 and $2,142,000, respectively. As of December 31, 2006 and 2005, amounts due to related party for these purchases were approximately $1.1 million and $960,000, respectively. Cynosure had a note payable totaling $303,437, including accrued interest, at December 31, 2004 to El. En., which was paid in full in 2005. Amounts due from El.En. as of December 31, 2006 and 2005 were $335,000 and $72,000, respectively, which represent services performed by Cynosure.

11.	Short-term Loan

Cynosure’s short-term loan consists of a line of credit with a bank which expires on May 11, 2007 and bears interest at 5.11%. There are no amounts available for borrowing at December 31, 2006 and the note is due in full on May 11, 2007.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Common Stock Authorized

In connection with the Cynosure IPO in December 2005, Cynosure restated it’s certificate of incorporation to create a dual class capital structure by authorizing $0.001 par value class A and class B common stock and reclassifying all of Cynosure’s shares of previously existing $0.01 par value common stock into shares of class B common stock. In addition, each outstanding option to purchase shares of common stock automatically became an option to purchase an equal number of shares of our class B common stock, with no other changes to the term of the option. Cynosure has authorized 61,500,000 shares of $0.001 par value class A common stock and 8,500,000 shares of $0.001 par value class B common stock. As of December 31, 2006, there were 7,101,765 shares of class A common stock issued and 4,109,188 shares of class B common stock issued.

The rights, preferences and privileges of each class of common stock are as follows:

Voting Rights

The holders of class A common stock and class B common stock have identical rights and will be entitled to one vote per share with respect to each matter presented to Cynosure stockholders on which the holders of common stock are entitled to vote, except for the approval rights of the holders of the class B common stock applicable to specified amendments to Cynosure’s certificate of incorporation and amendments of Cynosure’s bylaws by stockholders and except with respect to the election and removal of directors. El.En., Cynosure’s largest stockholder, is able to control the election of a majority of the members of Cynosure’s board of directors. El.En. owns 95% of Cynosure’s outstanding class B common stock, which comprises 35% of Cynosure’s aggregate outstanding common stock. Until El.En. beneficially owns less than 20% of the aggregate number of shares of Cynosure’s class A common stock and class B common stock outstanding or less than 50% of the number of shares of Cynosure’s class B common stock outstanding, El.En., as holder of a majority of the shares of Cynosure’s class B common stock, will have the right:

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

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Issuances of Common Stock

In December 2005, Cynosure completed its IPO of 4,000,000 shares of common stock at $15.00 per share and sold an additional 750,000 shares of common stock at $15.00 per share as a result of the exercise of the over-allotment option by the underwriters of the IPO. The sale of the 4,750,000 shares of common stock in connection with the IPO resulted in net proceeds to Cynosure of approximately $64,024,000, after deducting underwriting discounts and offering-related expenses.

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

13.	Stock-Based Compensation

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

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended December 31, 2004, Cynosure recorded approximately $122,000 of cash and $182,000 of non-cash stock-based compensation expense, respectively, associated with the 2003 Plan. A portion of the 2004 stock-based compensation expense resulted from Cynosure issuing 75,855 shares of common stock to certain executives, in lieu of acquiring stock purchase rights from the executives, who were active employees of Cynosure as of October 1, 2004, effectively terminating the 2003 Plan. All vested rights for executives who were no longer employees of Cynosure as of October 1, 2004 expired unexercised.

2004 Stock Option Plan

In October 2004, the Board of Directors adopted and the stockholders approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. As of December 31,

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, a maximum of 1,791,001 shares of common stock are reserved for issuance in accordance with the 2004 Plan. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2006, there are no shares available for future grant under the 2004 Plan.

In April and May 2005, Cynosure granted 10,000 and 358,200 options, respectively, to purchase common stock under the 2004 Plan. At the time of grant, these options were believed to have been issued at fair market value. Subsequently, the Board of Directors determined the April and May 2005 option grants were issued below the deemed fair market value for accounting purposes as supported by a retrospective valuation conducted by Cynosure and recorded approximately $1.7 million of deferred stock-based compensation expense which is being amortized over the vesting period of the options. During the year ended December 31, 2005, Cynosure recorded amortization of deferred stock-based compensation of $264,000. As a result of the implementation of SFAS 123(R), as of January 1, 2006, the Company reversed approximately $1.4 million of the remaining deferred stock-based compensation.

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

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. The number of shares of class A common stock reserved for issuance under the 2005 stock incentive plan is 558,999 shares. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2006, there are 52,812 shares available for future grant under the 2005 Plan.Stock option activity under the 1992 Plan, the 2004 Plan and the 2005 Plan is as follows:

			Weighted-	Weighted-	Aggregate Intrinsic
	Number of	Exercise Price	Average Exercise	Average Remaining	Value
	Options	Range	Price	Contractual Life	(In thousands)

Outstanding, December 31, 2005	1,821,178	3.00 - 15.00	3.46
Granted	522,150	12.21 - 18.67	16.18
Exercised	144,842	3.00 - 14.30	3.32		$1,581
Forfeited	(43,824)	3.00 - 17.45	8.44

Outstanding, December 31, 2006	2,154,662	$3.00 - $18.67	$6.46	8.18 years	$20,724

Vested or expected to vest, December 31, 2006	2,142,214	$3.00 - $18.67	$6.45	8.18 years	$20,624

Exercisable, December 31, 2006	909,907	$3.00 - $17.45	$4.15	7.88 years	$10,689

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

(Loss) income before income tax (benefit from) provision for income taxes and minority interest consists of the following:

	2006	2005	2004

Domestic	$(3,575)	$4,156	$4,124
Foreign	2,705	176	960

Total	$(870)	$4,332	$5,084

The (benefit from) provision for income taxes consists of:

	2006	2005	2004
	(In thousands)

Current:
Federal	$(125)	$1,573	$(491)
State	43	119	215
Foreign	895	256	—

Total current	813	1,948	(276)
Deferred:
Federal	(1,064)	(1,660)	—
State	(15)	(186)	—
Foreign	—	—	—

Total deferred	(1,079)	(1,846)	—

	$(266)	$102	$(276)

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2006	2005	2004

Income tax (benefit) provision at federal statutory rate:	(34.0)%	34.0%	34.0%
(Decrease) increase in tax resulting from —
State taxes, net of federal benefit	1.6	1.8	—
Nondeductible expenses	11.2	0.9	1.0
Tax-exempt interest income	(18.1)	—	—
Effect of foreign taxes	(22.1)	(38.5)	(42.1)
Stock-based compensation	22.2	3.7	1.3
Research and development credit	(5.5)	—	—
Write off of deferred assets	14.8	—	—
Other	(0.7)	0.5	0.4

Effective income tax rate	(30.6)%	2.4%	(5.4)%

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of Cynosure’s net deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Deferred tax assets (liabilities):
Domestic state net operating loss and tax credit carryforwards	$224	$516
Foreign net operating loss carryforwards	785	1,166
Reserves and allowances	1,605	1,321
Depreciation	200	(65)
Stock-based compensation	676	—
Other temporary differences	468	590

Gross deferred tax assets	3,958	3,528
Valuation allowance for deferred tax assets	(1,112)	(1,682)

Net deferred tax assets	$2,846	$1,846

As of December 31, 2006, Cynosure had state tax credit carryforwards of approximately $209,000 to offset future tax liability, and state net operating loss carryforwards of approximately $561,000 to offset future taxable income. If not utilized, these credit carryforwards will expire at various dates through 2019, and the losses will expire through 2026. Cynosure also had foreign net operating loss carryforwards of approximately $2,067,000 available to reduce future foreign taxable income which will expire at various times through 2024. Foreign net operating losses related to Germany and France totaling $1,875,000, which do not expire. Cynosure has a net deferred tax asset before consideration of valuation allowances arising principally from foreign net operating loss carryforwards, accruals and other reserves, and state credit carryforwards. Based upon the weight of the available evidence, it is more likely than not that a portion of the deferred tax assets will not be realized and, accordingly, that amount has been fully reserved. During the year ended December 31, 2006, Cynosure reversed approximately $570,000 of valuation allowance primarily related to its foreign and state net operating losses and state tax credit carryforwards due to utilization of these carryforwards in 2006.

In 2006, Cynosure adopted SFAS 123(R) and recognized a benefit in excess of amount recorded per books of approximately $397,000 for stock-based compensation deductions recorded through additional paid in capital. This amount represents the cash benefit that Cynosure will receive through its current year federal loss carryback claim. The total state benefit of approximately $30,000 related to stock-based compensation deductions has not been recorded to additional paid in capital as no state cash benefit will be received in the current year. As of December 31, 2006, the Company has recorded an amount receivable related to its federal income taxes of approximately $2.7 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, in any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

15.	401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $42,000 for the year ended December 31, 2006. There were no employer matches for the years ended December 31, 2005 or 2004.

16.	Commitments and Contingencies

Lease Commitments

Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through March 2012. Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1,042,000 $913,000 and $789,000, respectively.

Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through December 2011.

Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating	Capital
	Leases	Leases

2007	787	572
2008	767	527
2009	795	398
2010	824	235
2011	851	77
Thereafter	440	—

Total minimum lease payments	$4,464	$1,809

Less amount representing interest		(301)

Present value of obligations under capital leases		$1,508
Current portion of capital lease obligations		439

Capital lease obligations, net of current portion		$1,069

Lease Guarantees

During 2000 and 2001, Cynosure guaranteed the lease obligations for two locations that are operated by Sona MedSpa, and will be obligated to pay these leases if Sona MedSpa cannot make the required lease payments. Minimum lease payments guaranteed by Cynosure as of December 31, 2006 are as follows, in thousands:

2007	$93
2008	54
2009	42
2010	42
2011	19

Total minimum lease payments guaranteed by Cynosure	$250

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2005, certain individuals commenced an arbitration against Cynosure along with Sona International Inc. Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiff’s acquisition of franchises from the Sona entities. Cynosure declined to participate in the arbitration because Cynosure had not agreed contractually to do so, and in 2006 it was dismissed from the arbitration by agreement of the parties.

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against Cynosure and one of its former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. Court ordered conferences scheduled for December 1, 2006 and January 29, 2007 were postponed due to a pending motion to dismiss by Sona. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against Cynosure in the United States District Court in the District of Minnesota. On January 18, 2007, Cynosure received a copy of an amended complaint, adding two more groups of plaintiffs. The suit alleges fraud, negligent misrepresentation and other causes of action in connection with our relationship with Sona. On February 13, 2007, Cynosure filed a motion to dismiss the amended complaint in its entirety. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In addition to the matters discussed above, from time to time, Cynosure is subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against Cynosure incident to the operation of its business, principally product liability. Each of these other matters is subject to various uncertainties, and it is possible that some of these other matters may be resolved unfavorably to Cynosure. Cynosure establishes accruals for losses that management deems to be probable and

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to reasonable estimate. Cynosure believes that the ultimate outcome of these matters will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

17.	Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2006. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006

Revenues	$17,139	$18,131	$18,556	$24,575
Gross profit	$9,107	$10,590	$11,114	$14,670
Income (loss) from operations	$294	$1,371	$(8,506)	$2,461
Net income (loss)	$626	$1,441	$(4,247)	$1,530
Basic net income (loss) per share	$0.06	$0.13	$(0.38)	$0.14
Diluted net income (loss) per share	$0.05	$0.12	$(0.38)	$0.13

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005

Revenues	$12,109	$12,971	$15,041	$16,141
Gross profit	$6,491	$6,957	$7,949	$9,022
Income from operations	$570	$698	$1,632	$1,711
Net income	$233	$291	$1,106	$2,530
Basic net income per share	$0.04	$0.05	$0.18	$0.34
Diluted net income per share	$0.03	$0.04	$0.15	$0.29

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

/s/  Lattimore Black Morgan & Cain, P.C.

Brentwood, Tennessee
June 2, 2005, except for Note 16, as to which the date is March 8, 2007

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

SONA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Year Ended December 31, 2004

Revenues:
Franchise fee revenue	$5,851,917
Company owned centers — revenue	2,138,435
Product revenues	1,515,617

Total revenues	9,505,969
Expenses:
Sales and marketing expense	1,687,985
Employment expense	3,878,337
General and administrative expense, including bad debt expense of $604,407	2,963,450
Product costs, including $644,407 paid to related parties	1,424,977
Rent expense	391,465
Professional fees expense, including $90,726 to a related party	776,365
Travel and entertainment expense	657,359
Other operating expense	20,620

Total operating expenses	11,800,558

Loss from operations	(2,294,589)

Other income (expense):
Interest expense	(370,663)
Interest income	9,552
Other income (expense)	26,165

Total other income (expense)	(334,946)

Loss before income taxes	(2,629,535)
Income taxes	35,445

Net loss	(2,664,980)
Accumulated deficit at beginning of year	(490,796)

Accumulated deficit at end of year	$(3,155,776)

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business enterprises of variable interest entities (“VIE”). In December 2003, the FASB issued FIN No. 46(R) , Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003), which replaced FIN No. 46.

SONA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN No. 46(R) was primarily issued to clarify the required accounting for interests in VIEs. FIN No. 46(R)will be effective January 1, 2005 for the Company. Management is currently assessing the impact of FIN No. 46(R) on the Company’s consolidated financial position and results of operations.

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

The deferred income tax assets result primarily from the allowance for doubtful accounts, accrued severance and vacation costs and federal and state net operating loss carryforwards. The deferred tax liabilities result primarily from the use of accelerated methods of depreciation of property and equipment for income tax purposes.

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

9.	Convertible participating redeemable preferred stock

The Company has authorized the issuance of 200 shares of preferred stock, all of which have been designated as Series A Convertible Participating Redeemable Preferred Stock (“Preferred Stock”). The Preferred Stock is entitled to the same voting rights as common stockholders, one vote per share. Holders of the Preferred Stock shall have the right, at their option and at any time, to convert shares of the Preferred Stock into an equal number of shares of the Company’s common stock. The Preferred Stock shall participate in any and all dividends declared by the Board of Directors and paid with respect to the common stock treating each share of Preferred Stock as being equal to the number of shares of common stock.

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

The Company has a letter of credit outstanding with a bank at December 31, 2004 totaling approximately $55,000.

14.	Advertising

Advertising costs of $1,687,985 were expensed during 2004.

15.	Accrued Expenses

Accrued expenses included the following items which exceeded 5% of current liabilities at December 31, 2004:

2004

Revenue share due to Cynosure, Inc	$585,626

Accrued salary and wages	$448,177

16.	Subsequent Event

During 2005 and 2006, ten franchisees of the Company filed lawsuits or arbitrations (collectively the “Actions”) in which they allege various claims, including violations of state franchise laws, fraud and negligent misrepresentation by the Company. These Actions seek rescission of their franchise agreements with the Company and also seek compensatory damages ranging from $600,000 to $4,500,000 per Action. The franchisees are also seeking treble and punitive damages. The Company is vigorously defending each Action. Of the ten Actions, six were originally filed as lawsuits and the Company has filed motions to dismiss or stay the litigation pending arbitration in each case. To date, the courts have granted two of these motions, two

SONA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motions are pending, one plaintiff has dismissed a lawsuit, and the last lawsuit was dismissed by stipulation of the parties. The remaining four original Actions were filed as arbitrations. The current status is therefore two pending lawsuits, six filed arbitrations, and two former lawsuits which may be refiled as arbitrations.

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

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
3.4		Amended and Restated Bylaws of the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
4.1		Specimen certificate evidencing shares of class A common stock (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.3*	2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.4*	Employment Agreement, dated September 2003, between the Registrant and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.5*	Employment Agreement, dated January 1, 2003, between the Registrant and George Cho (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.6*	Employment Agreement, dated September 2003, between the Registrant and Douglas Delaney (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.7†	Distribution Agreement, effective as of January 1, 2005, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.8†	Distribution Agreement, effective as of January 1, 2005, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10.9		Promissory Note, dated October 1, 2004, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10.10		Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10.11		Reimbursement Agreement among the Registrant, El.En. S.p.A. and BRCT, Inc. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.12*	Option Agreement, dated December 17, 2003, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10	.13*	Option Agreement, dated May 13, 2005, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))
10.14		Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Registrant (Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed November 7, 2006)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of Lattimore Black Morgan & Cain, PC
31.1		Certification of the Principal Executive Officer
31.2		Certification of the Principal Financial Officer
32.1		Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.