Form 10-Q
period 2007-03-31
CYNOSURE INC
filed 2007-05-07
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number 000-51623
Cynosure, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3125110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5 Carlisle Road
Westford, MA	01886
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
     The number of shares outstanding of each of the registrant’s classes of common stock, as of May 3, 2007:

Class	Number of Shares
Class A Common Stock, $0.001 par value	7,677,379
Class B Common Stock, $0.001 par value	4,004,531

Cynosure, Inc.

Cynosure, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$12,293	$13,690
Marketable securities	49,871	43,556
Accounts receivable, net	20,418	19,871
Amounts due from related parties (Note 11)	346	335
Inventories	19,267	17,624
Prepaid expenses and other current assets	3,668	4,977
Deferred income taxes	2,575	2,604

Total current assets	108,438	102,657

Property and equipment, net	6,145	5,662
Other assets	1,242	1,247

Total assets	$115,825	$109,566

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loan	$—	$167
Accounts payable	5,085	5,986
Amounts due to related party (Note 11)	2,131	1,052
Accrued expenses	11,313	11,077
Deferred revenue	3,651	3,476
Capital lease obligation	452	439

Total current liabilities	22,632	22,197

Capital lease obligation, net of current portion	1,021	1,069
Deferred revenue, net of current portion	289	311
Other noncurrent liability	136	119

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized - 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value Authorized — 70,000 shares Issued — 11,670 and 11,210 shares as of March 31, 2007 and December 31, 2006, respectively	12	11
Additional paid-in capital	84,785	81,026
Retained earnings	7,938	5,820
Accumulated other comprehensive loss	(701)	(700)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	91,747	85,870

Total liabilities and stockholders’ equity	$115,825	$109,566

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.
Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$26,077	$17,139
Cost of revenues (1)	9,922	8,032

Gross profit	16,155	9,107

Operating expenses (1):
Sales and marketing	9,262	5,458
Research and development	1,723	1,209
General and administrative	2,295	2,146

Total operating expenses	13,280	8,813

Income from operations	2,875	294
Interest income, net	505	652
Other income, net	56	130

Income before provision for income taxes and minority interest	3,436	1,076
Provision for income taxes	1,318	436
Minority interest in net income of subsidiary	—	14

Net income	$2,118	$626

Basic net income per share	$0.19	$0.06

Diluted net income per share	$0.17	$0.05

Basic weighted average common shares outstanding	11,345	11,031

Diluted weighted average common shares outstanding	12,374	12,178

(1)	Stock-based compensation is attributable to the following categories:
	Cost of revenues	$98	$6
	Sales and marketing	327	74
	Research and development	465	68
	General and administrative	460	150

		$1,350	$298

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.
Consolidated Statements of Cash Flow
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$2,118	$626
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	620	486
Stock-based compensation expense	1,350	298
Accretion of discounts on marketable securities	49	(155)
Deferred income taxes	29	(429)
Minority interest in consolidated subsidiary	—	14
Changes in operating assets and liabilities:
Accounts receivable	(487)	399
Due from related party	(12)	(19)
Inventories	(1,627)	(1,489)
Net book value of demonstration inventory sold	122	41
Prepaid expenses and other current assets	1,681	(104)
Accounts payable	(906)	1,337
Due to related party	1,079	525
Accrued expenses	218	(505)
Deferred revenue	142	(1,411)
Other noncurrent liability	17	21

Net cash provided by (used in) operating activities	4,393	(365)

Investing activities:
Purchases of property and equipment	(1,141)	(348)
Proceeds from the sales and maturities of marketable securities	15,151	33,395
Purchases of marketable securities	(21,510)	(86,424)
Increase in other noncurrent assets	—	(8)

Net cash used in investing activities	(7,500)	(53,385)

Financing activities:
Payment on short term loan	(168)	—
Proceeds from exercise of stock options	1,297	22
Tax benefits related to stock options	769	—
Initial public offering costs	—	(21)
Payments on capital lease obligation	(101)	(84)

Net cash provided by (used in) financing activities	1,797	(83)

Effect of exchange rate changes on cash and cash equivalents	(87)	(123)

Net decrease in cash and cash equivalents	(1,397)	(53,956)
Cash and cash equivalents, beginning of the period	13,690	64,646

Cash and cash equivalents, end of the period	$12,293	$10,690

Supplemental cash flow information
Cash paid for interest	$38	$25

Cash paid for taxes	$—	$536

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$66	$142

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.
Notes to Consolidated Financial Statements
Note 1 — Interim Consolidated Financial Statements
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Cynosure, Inc. (Cynosure) as reported on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period.
Note 2 — Stock-Based Compensation
     Effective January 1, 2006, Cynosure adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, (SFAS 123 (R)) using the modified-prospective-transition method. The modified prospective transition method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Cynosure’s historical policy under SFAS 123. As a result, Cynosure has applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     The stock-based compensation expense reduced both basic and diluted earnings per share by $0.08 and $0.02 for the three months ended March 31, 2007 and 2006, respectively. The accompanying financial statements reflect stock-based compensation expense of $1,350,000 and $298,000 and related tax benefits of $408,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively. Cynosure capitalized $33,000 and $5,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2007 and 2006, respectively. Cash received from option exercises was $1.3 million and $22,000 during the three months ended March 31, 2007 and 2006, respectively. Cynosure recognized $769,000 in actual tax benefits during the three months ended March 31, 2007 and did not recognize any actual tax benefit from option exercises during the three months ended March 31, 2006. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.
     Cynosure granted 283,250 stock options during the three months ended March 31, 2007; and did not grant any stock options during the three months ended March 31, 2006. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the three months ended March 31, 2007 was $14.73 using the following assumptions:

	Three Months Ended
	March 31,
	2007
Risk-free interest rate		4.77%
Expected dividend yield		—
Expected lives	5.8	years
Expected volatility		70%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the three months ended March 31, 2007 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.
Note 3 — Inventories
     Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Raw materials	$1,348	$1,848
Work in process	976	818
Finished goods	16,943	14,958

	$19,267	$17,624

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
     Cynosure’s available-for-sale securities at March 31, 2007 consist of approximately $49.7 million of investments in debt securities consisting of state and municipal bonds and corporate bonds and approximately $216,000 in equity securities. As of March 31, 2007, Cynosure’s equity security consisted of 133,511 shares of common stock of a public company with a fair market value of approximately $216,000. These shares were acquired in connection with the sale of Cynosure’s investment in a private company during 2006 and are considered available-for-sale securities in accordance with SFAS No. 115.
     As of March 31, 2007, Cynosure’s marketable securities consist of the following (in thousands):

		Amortized	Unrealized	Unrealized
	Market Value	Cost	Gains	Losses
Corporate bonds	$4,315	$4,314	$1	$—
State and municipal bonds	45,340	45,349	—	9
Equity security	216	270	—	54

	$49,871	$49,933	$1	$63

     As of March 31, 2007, the Company had 24 debt securities that were in an unrealized loss position, all of which have been in such a position for less than 12 months. The unrealized losses in the debt securities were caused by increasing market interest rates. The contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Cynosure has the ability and the intent to hold these investments until a recovery of market value, Cynosure does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

     As of March 31, 2007, Cynosure’s debt securities mature as follows (in thousands):

	Maturities
	Total	Less Than One Year	One to Two Years
Corporate bonds	$4,315	$4,315	$—
State and municipal bonds	45,340	42,530	2,810
	$49,655	$46,845	$2,810

Note 5 — Warranty Costs
     Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.
     The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2007, which is a component of accrued liabilities in the consolidated balance sheets at March 31, 2007:

March 31,
2007
(in thousands)
Warranty accrual, beginning of period	$2,803
Charged to costs and expenses relating to new sales	1,087
Costs incurred	(897)

Warranty accrual, end of period	$2,993

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
     The following table represents total revenue by geographic destination:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
United States	$14,079	$9,578
Europe	6,999	5,001
Asia / Pacific	2,552	1,399
Other	2,447	1,161

Total	$26,077	$17,139

Net assets by geographic area are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
United States	$92,199	$86,815
Europe	1,202	443
Asia / Pacific	302	374
Eliminations	(1,956)	(1,762)

Total	$91,747	$85,870

Long-lived assets by geographic area are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
United States	$6,878	$6,435
Europe	353	316
Asia / Pacific	156	157

Total	$7,387	$6,909

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
     A reconciliation of basic and diluted shares is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Basic weighted average number of shares outstanding	11,345	11,031
Potential common shares pursuant to stock options	1,029	1,147

Diluted weighted average number of shares outstanding	12,374	12,178

     During the three months ended March 31, 2007 and 2006 approximately 273,000 and 22,500 shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
Note 8 — Comprehensive Income (Loss)
     Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of total comprehensive income for the three month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cumulative translation adjustment	$(5)	$62
Unrealized gain (loss) on marketable securities	2	(4)

Total other comprehensive (loss) income	(3)	58
Reported net income	2,118	626

Total comprehensive income	$2,115	$684

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
     In December 2005, certain individuals commenced an arbitration against Cynosure along with Sona International Inc. Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiff’s acquisition of franchises from the Sona entities. Cynosure declined to participate in the arbitration because Cynosure had not agreed contractually to do so, and it has been dismissed from the arbitration by agreement of the parties.
     In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against Cynosure and one of its former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. Court-ordered conferences scheduled for December 1, 2006 and January 29, 2007 were postponed due to a pending motion to dismiss by Sona. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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
     In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against Cynosure in the United States District Court in the District of Minnesota. On January 18, 2007, Cynosure received a copy of an amended complaint, adding two more groups of plaintiffs. The suit alleges fraud, negligent misrepresentation and other causes of action in connection with our relationship with Sona. Cynosure has filed a motion to dismiss the amended complaint in its entirety. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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
Note 10 — Sona MedSpa
     In October 2005, Cynosure entered into a preferred vendor agreement with Sona MedSpa International, Inc. (Sona MedSpa), a spa franchisor that owns and operates hair removal clinics in the United States. Under the agreement, Cynosure sold certain laser systems to Sona Medspa for approximately $1.3 million, which was recorded as deferred revenue as of December 31, 2005 because the fee was not fixed or determinable at the time of sale.
     In March 2006, Sona MedSpa notified Cynosure that Sona MedSpa was uncertain that it had the financial resources to honor its commitments to Cynosure and Cynosure determined that the collectibility of the fee was not probable and, as a result, reversed the related deferred revenue. Cynosure expensed as cost of goods sold approximately $667,000 of inventory delivered under the agreement. Additionally, Cynosure provided an allowance for doubtful accounts of $463,000 for accounts receivable associated with services provided prior to the October 2005 preferred vendor agreement. On May 2, 2006, Cynosure sent Sona MedSpa a notice of default with respect to Sona MedSpa’s failure to pay Cynosure amounts payable under two agreements between the parties. On June 2,

2006, Cynosure terminated the agreement with Sona MedSpa as the defaults under the agreements were not cured. On June 16, 2006, Cynosure commenced an arbitration with Sona MedSpa.
     On November 27, 2006, Cynosure settled its arbitration with Sona MedSpa and each party released its claims against the other in exchange for consideration of $250,000 in cash. The settlement payment received by Cynosure was in reimbursement for legal expenses and, as such, is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2007 as the period during which this payment was subject to certain avoidance action by a third-party had lapsed.
Note 11 — Related Party Transactions
     As of March 31, 2007, El. En. S.p.A. (El.En.) owned 33% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2007 and 2006 were approximately $1.5 million and $1.2 million, respectively. As of March 31, 2007 and December 31, 2006, amounts due to related party for these purchases were approximately $2.1 million and $1.1 million, respectively. Amounts due from El.En. as of March 31, 2007 and December 31, 2006 were $346,000 and $335,000, respectively, which represent services performed by Cynosure.
Note 12 — Income Taxes
     Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Cynosure generally reports tax positions in its financial statements as they are reported on tax returns as filed or to be filed. A tax benefit is reflected in the financial statements only if it is “more-likely-than-not” that Cynosure will be able to sustain the tax position, based on its technical merits. Tax benefits from uncertain tax positions that reduce current or future income tax liabilities are reported in the financial statements only to the extent each benefit is recognized and measured, in accordance with the provisions of FIN 48. As a result of adopting FIN 48, Cynosure determined that no material cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. Cynosure further determined, based on its analysis, that there were no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate for the three months ended March 31, 2007.
     Under FIN 48, a tax return benefit that does not qualify for financial reporting recognition is generally treated as a government loan or incorrect application of a tax law and may result in interest and penalty charges. Cynosure classifies interest and penalties related to income taxes as interest expense and other expense, respectively, within the statement of income. During the three months ended March 31, 2007, the Company did not recognize any interest and penalties in connection with the adoption of FIN 48 and does not have any amounts accrued for the payment of such interest and penalties as of March 31, 2007.
     Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
Note 13 — Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159), in order to permit entities to choose to measure many financial instruments and certain other eligible items at fair value at specified election dates and, thereby, mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The provisions of this Statement are to be applied prospectively as of January 1, 2008; however early adoption is permitted, subject to certain restrictions, as defined. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Cynosure does not expect that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

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
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, particularly in Part I — Item 1A, in this Quarterly Report, particularly in Part II — Item 1A, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.
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
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 12, 2007. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
     We recently expanded our anti-aging aesthetic solution to include the addition of a new 1320 nm wavelength Nd:YAG laser to the Affirm workstation. The Affirm product family now incorporates three energy sources. The new deep-heating component provided by the new 1320 nm wavelength Nd:YAG laser allows for tissue tightening as a result of tissue coagulation, which complements the system’s 1440 nm Nd:YAG laser for fractional micro-rejuvenation and Xenon Pulsed Light system for discoloration. We expect to begin shipping these new upgradeable systems in 2007.
     We sell our products through a direct sales force in North America, four European countries, Japan and China and through international distributors in 47 other countries. As of December 31, 2006, we had sold more than 5,900 aesthetic treatment systems worldwide.
Financial Operations Overview
Revenues
     We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the three months ended March 31, 2007, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. During the three months ended March 31, 2006, we derived approximately 93% of our revenues from sales of our products, 6% of our revenues from service and 1% of our revenues from our revenue sharing arrangement. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.
     We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2007, we derived 41% and in 2006, we derived 42% of our product revenues from sales of our products outside North America. As of March 31, 2007, we had 60 sales employees in North America, 15 sales employees in four

European countries, Japan and China and distributors in 47 countries. The following table provides revenue data by geographical region for the three months ended March 31, 2007 and 2006:

	Percentage of Revenues
	Three-Months	Three-Months
	Ended	Ended
	March 31,	March 31,
Region	2007	2006
North America	59%	59%
Europe	27	29
Asia/Pacific	10	8
Other	4	4

Total	100%	100%

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
Interest Income, net
     Interest income consists primarily of interest earned on our marketable securities portfolio consisting mainly of state and municipal bonds and corporate bonds. Interest expense consists primarily of interest due on capitalized leases.

Other Income, net
     Other income, net consists primarily of foreign currency remeasurement gains and losses.
Provision for Income Taxes
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
Results of Operations
     The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2007 and 2006, respectively (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2007		2006
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$26,077	100%	$17,139	100%	$8,938	52%
Cost of revenues	9,922	38	8,032	47	1,890	24

Gross profit	16,155	62	9,107	53	7,048	77
Operating expenses
Sales and marketing	9,262	36	5,458	32	3,804	70
Research and development	1,723	7	1,209	7	514	43
General and administrative	2,295	9	2,146	13	149	7

Total operating expenses	13,280	51	8,813	51	4,467	51

Income from operations	2,875	11	294	2	2,581	878
Interest income, net	505	2	652	4	(147)	(23)
Other income, net	56	—	130	1	(74)	(57)

Income before provision for income taxes and minority interest	3,436	13	1,076	7	2,360	219
Provision for income taxes	1,318	5	436	3	882	202
Minority interest in net income of subsidiary	—	—	14	—	(14)	(100)

Net income	$2,118	8%	$626	4%	$1,492	238%

Revenues
     Revenues in the three months ended March 31, 2007 exceeded revenues in the three months ended March 31, 2006 by $8.9 million or 52%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2007	2006	Change	Change
Product sales in North America	$14,179	$8,855	$5,324	60%
Product sales outside North America	8,770	5,587	3,183	57
Original equipment manufacturer sales and revenue sharing	274	274	—	—
Parts, accessories and service sales	2,854	2,423	431	18

Total Revenues	$26,077	$17,139	$8,938	52%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products, such as the Affirm and Smartlipo systems. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 29 additional direct sales employees between December 31, 2005 and March 31, 2007.

•	Revenues from sales of products outside of North America increased mainly attributable to an increase in sales in Europe of $1.6 million, or 36%, and an increase in sales in Asia Pacific of $1.3 million, or 215%, over the 2006 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors. The remaining increase of $0.3 million relates to an increase in the volume of sales from distributors in the Middle East.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
Cost of Revenues

	Three Months Ended
	March 31,		$	%
	2007	2006	Change	Change
Cost of revenues (in thousands)	$9,922	$8,032	$1,890	24%
Cost of revenues (as a percentage of total revenues)	38%	47%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. Cost of revenues for the three months ended March 31, 2006 included a write-down of inventory related to the preferred vendor agreement with Sona MedSpa. See Note 10 in our Notes to Consolidated Financial Statements included in this Quarterly Report for further detail on this inventory write-down. The write-down of approximately $0.7 million of inventory associated with Sona MedSpa negatively affected our gross margin by 389 basis points for the three months ended March 31, 2006. The remaining improvement in gross margins is primarily the result of higher average selling prices of our products due to a favorable change in product mix as well as increased direct sales and the introduction of new products. We derived all of our North American product revenues from direct sales for both the three months ended March 31, 2007 and 2006.
Sales and Marketing

	Three Months Ended
	March 31,		$	%
	2007	2006	Change	Change
Sales and marketing (in thousands)	$9,262	$5,458	$3,804	70%
Sales and marketing (as a percentage of total revenues)	36%	32%
     Sales and marketing expenses increased primarily due to an increase of $1.5 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.5 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $1.6 million, primarily due to our rebranding initiative as well as increased number of clinical workshops, trade shows and promotional efforts associated with our increase in direct sales employees. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.2 million.
Research and Development

	Three Months Ended
	March 31,		$	%
	2007	2006	Change	Change
Research and development (in thousands)	$1,723	$1,209	$514	43%
Research and development (as a percentage of total revenues)	7%	7%

     Research and development expenses increased primarily due to an increase in stock-based compensation of $0.4 million.
General and Administrative

	Three Months Ended
	March 31,		$	%
	2007	2006	Change	Change
General and administrative (in thousands)	$2,295	$2,146	$149	7%
General and administrative (as a percentage of total revenues)	9%	13%
     General and administrative expenses increased primarily due to an increase in stock-based compensation of $0.3 million, offset by a decrease in legal expenses due to the reimbursement from Sona MedSpa of approximately $0.2 million. See Note 10 in our Notes to Consolidated Financial Statements included in this Quarterly Report for further detail on this settlement.
Interest Income, net and Other Income, net

	Three Months Ended
	March 31,		$	%
	2007	2006	Change	Change
Interest income, net (in thousands)	$505	$652	$(147)	(23)%
Other income, net (in thousands)	$56	$130	$(74)	(57)%
     The decrease in interest income, net resulted from the shift in our investment portfolio to include investments in tax-exempt securities, which generally generate lower yields, gross of tax, than taxable securities. The decrease in other income, net is a result of smaller foreign currency remeasurement gains in the first quarter of 2007 compared to the foreign currency remeasurement gains in the first quarter of 2006.
Provision for Income Taxes

	Three Months Ended
	March 31,		$	%
	2007	2006	Change	Change
Provision for income taxes (in thousands)	$1,318	$436	$882	202%
Provision as a % of income before provision for income taxes and minority interest	38%	41%
     The increase in our provision for income taxes is primarily attributable to the $2.4 million increase in our income before provision for income taxes and minority interest from $1.1 million in 2006 to $3.4 million in 2007. The decrease in our provision as a percentage of income before provision for income taxes is due to tax-free interest income composing a larger percentage of our income before provision for income taxes in 2007 than in 2006.
Liquidity and Capital Resources
     We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. In December 2005, we completed our initial public offering of 5,750,000 shares our class A common stock at a price to the public of $15.00 per share. We sold 5,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares, and El.En. S.p.A., the selling stockholder in the offering, sold 1,000,000 of the shares. We received aggregate net proceeds of approximately $64.0 million from the sale of our shares, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million.
     At March 31, 2007, our cash, cash equivalents and marketable securities were $62.2 million compared to $57.2 million as of December 31, 2006. Our cash and cash equivalents of $12.3 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations. Our marketable securities of $49.9 million consist primarily of investments in various federal and state government obligations and corporate obligations, all of which mature by July 1, 2008.
     We expect to continue to generate positive cash flows from operations in the future. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We expect our capital expenditures over the next 12 months generally to be consistent with our capital expenditures during the prior 12 months.
     We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.
Cash Flows
     Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2007. This resulted primarily from net income for the period of $2.1 million, increased by approximately $2.0 million in depreciation and stock-based compensation expense and increased by approximately $0.1 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $0.2 million principally related to a decrease in prepaid expenses and other current assets of $1.7 million and an increase in amounts due to related party of $1.1 million, offset by an increase in inventory for anticipated future sales and a decrease in accounts payable. Net cash used in investing activities was $7.5 million for the three months ended March 31, 2007, which consisted primarily of the net purchase of $6.4 million of marketable securities and $1.1 million used for fixed asset purchases. Net cash provided by financing activities during the three months ended March 31, 2006 was $1.8 million, principally relating to proceeds from option exercises and tax benefits related to stock options.
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
Accounts Receivable and Concentration of Credit Risk
     Our accounts receivable balance, net of allowance for doubtful accounts, was $20.4 million as of March 31, 2007, compared with $19.9 million as of December 31, 2006. The allowance for doubtful accounts as of March 31, 2007 was $1.1 million and as of December 31, 2006 was $1.0 million. We maintain an allowance, or reserve, for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. While our credit losses have historically been within our expectations and the allowances established, we may not continue to experience the same credit losses that we have in the past, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.
Inventories and Allowance for Obsolescence
     We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $19.3 million as of March 31, 2007 compared to $17.6 million as of December 31, 2006. Our inventory allowance as of March 31, 2007 was $1.2 million and as of December 31, 2006 was $1.0 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.
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
     Effective with the adoption of SFAS 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair values of the options granted during the three months ended March 31, 2007 was $14.73 using the following assumptions:

Three Months Ended
March 31,
2007
Risk-free interest rate	4.77%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	70%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to our initial public offering in December 2005, we believe there is not adequate information on the volatility of our own shares. As such, our estimated expected stock price volatility is based on a weighted average of our own historical volatility and of the average volatilities of other similar companies in the same industry. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted in the three months ended March 31, 2007 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.
     SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. In addition, given our initial public offering in December 2005, we have limited data in terms of historical forfeiture rates, volatilities and expected terms as a public company and, as such, we are developing our estimates for our volatilities and expected terms based on guideline companies within our industry. If actual forfeiture rates, volatilities and expected terms differ from our estimates, we would be required to revise our estimated stock-based compensation expense in future periods.
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
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     We generally report tax positions in our financial statements as they are reported on tax returns as filed or to be filed. A tax benefit is reflected in the financial statements only if it is “more-likely-than-not” that we will be able to sustain the tax position, based on its technical merits. Tax benefits from uncertain tax positions that reduce current or future income tax liabilities are reported in the financial statements only to the extent each benefit is recognized and measured, in accordance with the provisions of FIN 48. As a result of adopting FIN 48, we determined that no material cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. We further determined, based on our analysis, that there were no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate for the three months ended March 31, 2007.
     Under FIN 48, a tax return benefit that does not qualify for financial reporting recognition is generally treated as a government loan or incorrect application of a tax law and may result in interest and penalty charges. We classify interest and penalties related to income taxes as interest expense and other expense, respectively, within the statement of income. During the three months ended March 31, 2007, we did not recognize any interest and penalties in connection with the adoption of FIN 48 and do not have any amounts accrued for the payment of such interest and penalties as of March 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159), in order to permit entities to choose to measure many financial instruments and certain other eligible items at fair value at specified election dates and, thereby, mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The provisions of this Statement are to be applied prospectively as of January 1, 2008; however early adoption is permitted, subject to certain restrictions, as defined. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

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

	Fair Value
	at March 31,
	2007	FY 2007	FY 2008
Investments (at fair value)	$49,655	$46,845	$2,810
Weighted average interest rate	4.32%	4.26%	5.46%
Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 43% of our total international revenues during the three months ended March 31, 2007. Substantially all of the remaining 57% were sales in euros, British pounds, Japanese yen and Chinese yuan. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In December 2005, certain individuals commenced an arbitration against us along with Sona International Inc., Sona Med Spa Inc., Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We declined to participate in the arbitration because we had not agreed contractually to do so, and we have been dismissed from the arbitration by agreement of the parties.
     In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the U. S. District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. Court-ordered conferences scheduled for December 1, 2006 and January 29, 2007 were postponed due to a pending motion to dismiss by Sona. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In June 2006, Baltimore Laser Solutions, Inc. and Kevin T. Campbell, filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the U. S. District Court in the District of Maryland. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
     In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against us in the U. S. District Court in the District of Minnesota. On January 18, 2007, we received a copy of an amended complaint, adding two groups of plaintiffs. The suit alleges fraud, negligent misrepresentation and other causes of action in connection with our relationship with Sona. On February 13, 2007, we filed a motion to dismiss the amended complaint in its entirety. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.
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
     We sell our products in 53 foreign countries, and we therefore are subject to risks associated with having international operations. Sales of our products outside of North America accounted for 38% of our product revenue for the three months ended March 31, 2007, 42% of our revenue for 2006 and 41% of our revenue in 2005.
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
     We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 43% of our total revenues outside of North America for the three months ended March 31, 2007. Substantially all of the remaining 57% of our total revenues outside of North America for the three months ended March 31, 2007 were sales in euros, British pounds, Japanese yen and Chinese yuan. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.
We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.
     In North America, the United Kingdom, Germany, Spain, France, Japan and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 18% of our revenue for the three months ended March 31, 2007. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 18 of our 19 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.
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
     We have experienced significant growth in the scope of our operations and the number of our employees. For example, our revenue increased from $27.1 million in 2003 to $78.4 million in 2006, and the number of our employees increased from 138 at the beginning of 2003 to 238 as of March 31, 2007. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:
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
     In addition to the factors discussed above regarding El.En.’s ability to control the election of a majority of the members of our board of directors, El.En. and our executive officers and directors, in the aggregate, beneficially own approximately 33% of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval. For example, these persons could control any amendment of our certificate of incorporation and bylaws and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. Please also see the discussion under “Risks Related to Our Relationship with El.En. — El.En. has substantial control over us and could delay or prevent a change of control.”
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
     El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. El.En. owns 96% of our outstanding class B common stock, which comprises 33% of our aggregate outstanding common stock. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:

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
     El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our PhotoLight, TriActive LaserDermology and Smartlipo products, El.En. may compete with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products outside of North America. El.En. has significantly greater financial, technical and human resources than we have and is better equipped to research, develop, manufacture and commercialize products. In addition, El.En. has more extensive experience in light-based technologies. Our business could be materially and adversely affected by competition from El.En.
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
     If El.En. sells our shares and no longer has control over us, El.En. will cease to include our financial results in its consolidated financial statements, and El.En.’s interests may differ significantly from ours. If this occurs, our commercial relationship with El.En. may be adversely affected, which, in turn, could have a material adverse effect on our business. For example, if El.En. does not have a continuing interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreements. If any of these events were to occur, it could harm our business.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the Securities and Exchange Commission on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through March 31, 2007, we used approximately $5.5 million for general corporate purposes, with the remaining $58.5 million in proceeds invested in cash and cash equivalents.
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

Cynosure, Inc.

(Registrant)
Date: May 7, 2007	By:	/s/ Michael R. Davin Michael R. Davin
Chairman, President, Chief Executive Officer
Date: May 7, 2007	By:	/s/ Timothy W. Baker Timothy W. Baker
Executive Vice President, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002