Form 10-Q
period 2007-06-30
CYNOSURE INC
filed 2007-08-08
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2007:

Class	Number of Shares
Class A Common Stock, $0.001 par value	8,336,995
Class B Common Stock, $0.001 par value	3,929,161

Cynosure, Inc.

Cynosure, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$23,112	$13,690
Marketable securities	48,299	43,556
Accounts receivable, net	21,856	19,871
Amounts due from related parties (Note 11)	10	335
Inventories	22,144	17,624
Prepaid expenses and other current assets	3,325	4,977
Deferred income taxes	2,625	2,604

Total current assets	121,371	102,657

Property and equipment, net	6,273	5,662
Other assets	1,317	1,247

Total assets	$128,961	$109,566

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loan	$—	$167
Accounts payable	5,113	5,986
Amounts due to related party (Note 11)	2,380	1,052
Accrued expenses	14,562	11,077
Deferred revenue	5,166	3,476
Capital lease obligation	455	439

Total current liabilities	27,676	22,197

Capital lease obligation, net of current portion	912	1,069
Deferred revenue, net of current portion	280	311
Other noncurrent liability	153	119

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares; Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,244 and 11,210 shares as of June 30, 2007 and December 31, 2006, respectively	12	11
Additional paid-in capital	90,270	81,026
Retained earnings	10,649	5,820
Accumulated other comprehensive loss	(704)	(700)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	99,940	85,870

Total liabilities and stockholders’ equity	$128,961	$109,566

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$30,132	$18,131	$56,209	$35,270
Cost of revenues	11,068	7,541	20,990	15,573

Gross profit	19,064	10,590	35,219	19,697

Operating expenses:
Sales and marketing	9,875	6,149	19,137	11,607
Research and development	1,767	1,039	3,490	2,248
General and administrative	2,933	2,031	5,228	4,177

Total operating expenses	14,575	9,219	27,855	18,032

Income from operations	4,489	1,371	7,364	1,665
Interest income, net	596	731	1,101	1,383
Other income, net	28	276	84	406

Income before provision for income taxes and minority interest	5,113	2,378	8,549	3,454
Provision for income taxes	2,402	915	3,720	1,351
Minority interest in net income of subsidiary	—	22	—	36

Net income	$2,711	$1,441	$4,829	$2,067

Basic net income per share	$0.23	$0.13	$0.41	$0.19

Diluted net income per share	$0.21	$0.12	$0.39	$0.17

Basic weighted-average common shares outstanding	11,964	11,044	11,654	11,038

Diluted weighted-average common shares outstanding	12,686	12,138	12,530	12,158

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Consolidated Statements of Cash Flow
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$4,829	$2,067
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,327	991
Stock-based compensation expense	2,847	790
Accretion of discounts on marketable securities	127	(446)
Deferred income taxes	8	(546)
Minority interest in consolidated subsidiary	—	27
Changes in operating assets and liabilities:
Accounts receivable	(1,853)	(1,611)
Due from related party	325	(50)
Inventories	(4,455)	(2,516)
Net book value of demonstration inventory sold	150	108
Prepaid expenses and other current assets	1,557	(529)
Accounts payable	(895)	927
Due to related party	1,326	279
Accrued expenses	3,417	482
Deferred revenue	1,650	(1,404)
Other noncurrent liability	35	42

Net cash provided by (used in) operating activities	10,395	(1,389)

Investing activities:
Purchases of property and equipment	(1,990)	(1,042)
Proceeds from the sales and maturities of marketable securities	32,203	66,152
Purchases of marketable securities	(37,150)	(121,416)
Decrease (increase) in other noncurrent assets	4	(8)

Net cash used in investing activities	(6,933)	(56,314)

Financing activities:
Payment on short term loan	(168)	—
Proceeds from exercise of stock options	4,563	158
Tax benefits related to stock options	1,864	164
Payments of initial public offering costs	—	(38)
Payments on capital lease obligation	(208)	(171)

Net cash provided by financing activities	6,051	113

Effect of exchange rate changes on cash and cash equivalents	(91)	(322)

Net increase (decrease) in cash and cash equivalents	9,422	(57,912)
Cash and cash equivalents, beginning of the period	13,690	64,646

Cash and cash equivalents, end of the period	$23,112	$6,734

Supplemental cash flow information
Cash paid for interest	$80	$53

Cash paid for taxes	$—	$1,081

Supplemental noncash investing and financing activities
Assets acquired under capital lease	$66	$345

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.
Notes to Consolidated Financial Statements
Note 1 — Interim Consolidated Financial Statements
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Cynosure, Inc. (Cynosure) as reported on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period.
Note 2 — Stock-Based Compensation
     Cynosure follows the provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, (SFAS 123 (R)). SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, Cynosure has applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.
     The stock-based compensation expense reduced basic and diluted earnings per share by $0.09 and $0.08, respectively, for the three months ended June 30, 2007 and reduced both basic and diluted earnings per share by $0.03 for the three months ended June 30, 2006. Stock-based compensation expense reduced basic and diluted earnings per share by $0.17 and $0.15, respectively, for the six months ended June 30, 2007 and reduced basic and diluted earnings per share by $0.06 and $0.05, respectively, for the six months ended June 30, 2006. The accompanying financial statements reflect stock-based compensation expense of $1,497,000 and $492,000 and related tax benefits of $472,000 and $117,000 for the three months ended June 30, 2007 and 2006, respectively. The accompanying financial statements reflect stock-based compensation expense of $2,847,000 and $790,000 and related tax benefits of $880,000 and $170,000 for the six months ended June 30, 2007 and 2006, respectively. Cynosure capitalized $39,000 and $72,000 of stock-based compensation expense as part of inventory during the three and six months ended June 30, 20007, respectively, and capitalized $5,000 and $14,000 during the three and six months ended June 30, 2006, respectively. Cash received from option exercises was $4,563,000 and $158,000 during the six months ended June 30, 2007 and 2006, respectively. Cynosure recognized $1,864,000 in actual tax benefits from these option exercises during the six months ended June 30, 2007 and recognized $164,000 during the six months ended June 30, 2006. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.
     Cynosure granted 295,750 stock options during the six months ended June 30, 2007 and 242,000 during the six months ended June 30, 2006. Cynosure uses the Black-Scholes model to determine the weighted-average fair value of options. The weighted-average fair value of the options granted during the six months ended June 30, 2007 was $14.93 using the following assumptions:

Six Months Ended
June 30,
2007
Risk-free interest rate	4.64% - 4.77%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	70%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted-average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the six months ended June 30, 2007 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.
Note 3 — Inventories
     Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$1,967	$1,848
Work in process	830	818
Finished goods	19,347	14,958

	$22,144	$17,624

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
     Cynosure’s available-for-sale securities at June 30, 2007 consist of approximately $48.2 million of investments in debt securities consisting of state and municipal bonds and corporate bonds and approximately $138,000 in equity securities. As of June 30, 2007, Cynosure’s equity security consisted of 133,511 shares of common stock of a public company with a fair market value of approximately $138,000. These shares were acquired in connection with the sale of Cynosure’s investment in a private company during 2006 and are considered available-for-sale securities in accordance with SFAS 115.
     As of June 30, 2007, Cynosure’s marketable securities consisted of the following (in thousands):

		Amortized	Unrealized	Unrealized
	Market Value	Cost	Gains	Losses
Corporate bonds	$1,645	$1,645	$—	$—
State and municipal bonds	46,516	46,527	1	(12)
Equity security	138	270	—	(132)

	$48,299	$48,442	$1	$(144)

     As of June 30, 2007, the Company had 16 debt securities that were in an unrealized loss position, all of which have been in such a position for less than 12 months. The unrealized losses in the debt securities were caused by increasing market interest rates. The contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Cynosure has the ability and the intent to hold these investments until a recovery of market value, Cynosure does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

     As of June 30, 2007, Cynosure’s debt securities mature as follows (in thousands):

	Maturities
		Less Than	One to
	Total	One Year	Two Years
Corporate bonds	$1,645	$1,645	$—
State and municipal bonds	46,516	43,721	2,795

	$48,161	$45,366	$2,795

Note 5 — Warranty Costs
     Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.
     The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2007, which is a component of accrued liabilities in the consolidated balance sheet at June 30, 2007:

June 30,
2007
(in thousands)
Warranty accrual, beginning of period	$2,803
Charged to costs and expenses relating to new sales	1,997
Costs incurred	(1,764)

Warranty accrual, end of period	$3,036

Note 6 — Segment Information
     In accordance with Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in determining how to allocate resources and assess performance. Cynosure’s chief decision-maker, as defined under SFAS 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.
     The following table represents total revenue by geographic destination:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
United States	$16,197	$9,625	$30,276	$19,203
Europe	7,088	3,936	14,087	8,937
Asia / Pacific	3,662	2,476	6,214	3,875
Other	3,185	2,094	5,632	3,255

Total	$30,132	$18,131	$56,209	$35,270

Net assets by geographic area are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
United States	$99,430	$86,815
Europe	2,315	443
Asia / Pacific	255	374
Eliminations	(2,060)	(1,762)

Total	$99,940	$85,870

Long-lived assets by geographic area are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
United States	$7,007	$6,435
Europe	431	316
Asia / Pacific	151	157

Total	$7,590	$6,909

     No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, net assets or long-lived assets for any periods presented.
Note 7 — Net Income Per Common Share
     Basic net income per share was determined by dividing net income by the basic weighted-average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by diluted weighted-average shares outstanding. Diluted weighted-average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.
     A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Basic weighted-average number of shares outstanding	11,964	11,044	11,654	11,038
Potential common shares pursuant to stock options	722	1,094	876	1,120

Diluted weighted-average number of shares outstanding	12,686	12,138	12,530	12,158

     During the three months ended June 30, 2007, no shares were considered anti-dilutive and therefore excluded from the calculation of diluted weighted-average shares. During the three months ended June 30, 2006, approximately 237,000 shares were excluded from the calculation of diluted weighted-average shares as the effect would have been anti-dilutive. During the six months ended June 30, 2007 and 2006, approximately, 273,000 and 141,000 shares were excluded from the calculation of diluted weighted-average shares outstanding as the effect would have been anti-dilutive.
Note 8 — Comprehensive Income
     Comprehensive income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of total comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Cumulative translation adjustment	$50	$25	$45	$(95)
Unrealized loss on marketable securities	(53)	(28)	(51)	(32)

Total other comprehensive loss	(3)	(3)	(6)	(127)
Reported net income	2,711	1,441	4,829	2,067

Total comprehensive income	$2,708	$1,438	$4,823	$1,940

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
     In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against Cynosure in the United States District Court in the District of Minnesota. On January 18, 2007, Cynosure received a copy of an amended complaint, adding two more groups of plaintiffs. The suit alleged fraud, negligent misrepresentation and other causes of action in connection with our relationship with Sona. In May 2007, the amended complaint was dismissed in its entirety.
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
     On November 27, 2006, Cynosure settled its arbitration with Sona MedSpa and each party released its claims against the other in exchange for consideration of $250,000 in cash. The settlement payment received by Cynosure was in reimbursement for legal expenses and, as such, is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of income for the six months ended June 30, 2007 as the period during which this payment was subject to certain avoidance action by a third-party had lapsed.
Note 11 — Related Party Transactions
     As of June 30, 2007, El. En. S.p.A. (El.En.) owned 32% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2007 and 2006 were approximately $2.2 million and $991,000, respectively. Purchases of inventory from El.En. during the six months ended June 30, 2007 and 2006, were approximately $3.7 million and $2.1 million, respectively. As of June 30, 2007 and December 31, 2006, amounts due to related party for these purchases were approximately $2.4 million and $1.1 million, respectively. Amounts due from El.En. as of June 30, 2007 and December 31, 2006 were approximately $10,000 and $335,000, respectively, which represent services performed by Cynosure.
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
     Cynosure generally reports tax positions in its financial statements as they are reported on tax returns as filed or to be filed. A tax benefit is reflected in the financial statements only if it is “more-likely-than-not” that Cynosure will be able to sustain the tax position, based on its technical merits. Tax benefits from uncertain tax positions that reduce current or future income tax liabilities are reported in the financial statements only to the extent each benefit is recognized and measured, in accordance with the provisions of FIN 48. As a result of adopting FIN 48, Cynosure determined that no material cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. Cynosure further determined, based on its analysis, that there were no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate for the three months and six months ended June 30, 2007.
     Under FIN 48, a tax return benefit that does not qualify for financial reporting recognition is generally treated as a government loan or incorrect application of a tax law and may result in interest and penalty charges. Cynosure classifies interest and penalties related to income taxes as interest expense and other expense, respectively, within the statement of income. During the six months ended June 30, 2007, the Company recognized $139,000 of interest and penalties in connection with the adoption of FIN 48 and has accrued $139,000 for the payment of such interest and penalties as of June 30, 2007.
     Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
     As part of an Internal Revenue Service audit, Cynosure discovered in May 2007 that it erroneously claimed an intercompany bad-debt deduction from its German subsidiary of approximately $1.7 million on its 2003 U.S. federal income tax return. The deduction increased the amount of the U,S. net operating loss (NOL) carryforward as of

December 31, 2003. During 2004 and 2005, the Company utilized this NOL carryforward to reduce taxable income and also recognized the financial statement benefit through a reduction in its tax provision for those two years. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, Cynosure assessed the materiality of this error on Cynosure’s financial statements for the years ended December 31, 2004, 2005 and 2006 using both the roll-over method and iron-curtain method as defined in SAB No. 108. Cynosure concluded the effect of this error was not material to Cynosure’s financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements are not materially misstated. Cynosure also concluded that providing for the correction of the error in 2007 would not have a material effect on Cynosure’s financial statements for the year ended December 31, 2007. As such, Cynosure recorded a provision for income taxes of $702,000 during the three months ended June 30, 2007 for the tax liability and related interest required to correct this error.
Note 13 — Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159), in order to permit entities to choose to measure many financial instruments and certain other eligible items at fair value at specified election dates and, thereby, mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The provisions of SFAS 159 are to be applied prospectively as of January 1, 2008; however early adoption is permitted, subject to certain restrictions, as defined. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Cynosure does not expect that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.
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
     We recently expanded our anti-aging aesthetic solution to include the addition of a new 1320 nm wavelength Nd:YAG laser to the Affirm workstation. The Affirm product family now incorporates three energy sources. The new deep-heating component provided by the new 1320 nm wavelength Nd:YAG laser allows for tissue tightening as a result of tissue coagulation, which complements the system’s 1440 nm Nd:YAG laser for fractional micro-rejuvenation and Xenon Pulsed Light system for discoloration. We began shipping these new upgradeable systems in 2007.
     We sell our products through a direct sales force in North America, four European countries, Japan and China and through international distributors in 47 other countries. As of December 31, 2006, we had sold more than 5,900 aesthetic treatment systems worldwide.
Financial Operations Overview
Revenues
     We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the six months ended June 30, 2007, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. For the comparable period in 2006, we derived approximately 95% of our revenues from sales of our products and 5% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.
     We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct sales force. During the six months ended June 30, 2007 and 2006, we derived 37% and 40%, respectively, of our product revenues from sales of our products outside North America. As of June 30, 2007, we had 57 sales employees in North America, 15 sales employees in four European countries, Japan and China and distributors in 47 countries. The following table provides revenue data by geographical region for the six months ended June 30, 2007 and 2006:

	Percentage of Revenues
	Six Months Ended
	June 30,
	2007	2006
Region
North America	60%	57%
Europe	25	25
Asia/Pacific	11	12
Other	4	6

Total	100%	100%

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
Provision for Income Taxes
     As of December 31, 2006, we had state tax credit carryforwards of approximately $209,000 to offset future tax liability, and state net operating loss (NOL) carryforwards of approximately $561,000 to offset future taxable income. If not utilized, these credit and operating loss carryforwards will expire at various dates through 2019, and the losses will expire through 2026. We also had foreign net operating loss carryforwards of approximately $2,067,000 available to reduce future foreign taxable income which will expire at various times through 2024. Foreign net operating loss carryforwards include $1,875,000 in Germany and France, which do not expire.
Results of Operations
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
     The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended June 30, 2007 and 2006, respectively (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2007		2006
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$30,132	100%	$18,131	100%	$12,001	66%
Cost of revenues	11,068	37	7,541	42	3,527	47

Gross profit	19,064	63	10,590	58	8,474	80
Operating expenses
Sales and marketing	9,875	33	6,149	34	3,726	61
Research and development	1,767	6	1,039	6	728	70
General and administrative	2,933	10	2,031	11	902	44

Total operating expenses	14,575	48	9,219	51	5,356	58

Income from operations	4,489	15	1,371	8	3,118	227
Interest income, net	596	2	731	4	(135)	(18)
Other income, net	28	—	276	2	(248)	(90)

Income before provision for income taxes and minority interest	5,113	17	2,378	13	2,735	115
Provision for income taxes	2,402	8	915	5	1,487	163
Minority interest in net income of subsidiary	—	—	22	—	(22)	(100)

Net income	$2,711	8%	$1,441	8%	$1,270	88%

Revenues
     Revenues in the three months ended June 30, 2007 exceeded revenues in the three months ended June 30, 2006 by $12.0 million or 66%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended
	June 30,		$	%
	2007	2006	Change	Change

Product sales in North America	$16,775	$9,276	$7,499	81%
Product sales outside North America	9,851	6,341	3,510	55
Original equipment manufacturer sales and revenue sharing	277	301	(24)	(8)
Parts, accessories and service sales	3,230	2,213	1,017	46

Total Revenues	$30,132	$18,131	$12,001	66%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the success of our recently introduced newer products, such as the Affirm and Smartlipo systems. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 26 additional direct sales employees between December 31, 2005 and June 30, 2007.

•	Revenues from sales of products outside of North America increased mainly due to an increase in sales in Europe of $2.8 million, or 88%, and an increase in sales in Asia Pacific of $1.1 million, or 60%, over the 2006 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors. The remaining decrease of $0.4 million relates to a decrease in the volume of sales from distributors in the Middle East.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
Cost of Revenues

	Three Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Cost of revenues (in thousands)	$11,068	$7,541	$3,527	47%
Cost of revenues (as a percentage of total revenues)	37%	42%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. The improvement in gross margins is primarily the result of higher average selling prices of our products due to a favorable change in product mix as well as increased direct sales and the introduction of new products offset by royalties incurred on products sold, which we began incurring in October 2006. We derived all of our North American product revenues from direct sales for the three months ended June 30, 2007 and 2006.
Sales and Marketing

	Three Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Sales and marketing (in thousands)	$9,875	$6,149	$3,726	61%
Sales and marketing (as a percentage of total revenues)	33%	34%
     Sales and marketing expenses increased primarily due to an increase of $2.1 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.4 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $1.0 million, primarily due to an increased number of clinical workshops, trade shows and promotional efforts associated with our increase in direct sales employees. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.2 million.
Research and Development

	Three Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Research and development (in thousands)	$1,767	$1,039	$728	70%
Research and development (as a percentage of total revenues)	6%	6%

     Research and development expenses increased primarily due to an increase in stock-based compensation of $0.5 million.
General and Administrative

	Three Months Ended
	June 30,		$	%
	2007	2006	Change	Change
General and administrative (in thousands)	$2,933	$2,031	$902	44%
General and administrative (as a percentage of total revenues)	10%	11%
     General and administrative expenses increased primarily due to an increase in professional fees of $0.3 million, a $0.2 million increase in our international subsidiaries administrative expenses, an increase in bank charges of $0.1 million and an increase in stock-based compensation of $0.3 million.
Interest Income, net and Other Income, net

	Three Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Interest income, net (in thousands)	$596	$731	$(135)	(18)%
Other income, net (in thousands)	$28	$276	$(248)	(90)%
     The decrease in interest income, net resulted from the shift in our investment portfolio to include investments in tax-exempt securities, which generally generate lower yields, gross of tax, than taxable securities. The decrease in other income, net is a result of smaller foreign currency remeasurement gains in the second quarter of 2007 compared to the foreign currency remeasurement gains in the second quarter of 2006.
Provision for Income Taxes

	Three Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Provision for income taxes (in thousands)	$2,402	$915	$1,487	163%
Provision as a % of income before provision for income taxes and minority interest	47%	38%
     The increase in our provision for income taxes is primarily attributable to the $2.7 million increase in our income before provision for income taxes and minority interest from $2.4 million in 2006 to $5.1 million in 2007. The increase in our provision as a percentage of income before provision for income taxes is due to a provision for income taxes of $702,000 recorded during the three-months ended June 30, 2007 for an erroneously claimed intercompany bad-debt deduction from our German subsidiary of approximately $1.7 million in our 2003 U.S. federal income tax return which we discovered in May 2007 as part of an Internal Revenue Service audit. The deduction increased the amount of the U.S. NOL carryforward as of December 31, 2003. During 2004 and 2005, we utilized this NOL carryforward to reduce taxable income and also recognized the financial statement benefit through a reduction in its tax provision for those two years. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, we assessed the materiality of this error on our financial statements for the years ended December 31, 2004, 2005 and 2006 using both the roll-over method and iron-curtain method as defined in SAB No. 108. We concluded the effect of this error was not material to our financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements are not materially misstated. We also concluded that providing for the correction of the error in 2007 would not have a material effect on our financial statements for the year ended December 31, 2007

SIX MONTHS ENDED JUNE 30, 2007 AND 2006
     The following tables contains selected income statement information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2007 and 2006, respectively (in thousands, except for percentages):

	Six Months Ended
	June 30,
	2007		2006
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues	$56,209	100%	$35,270	100%	$20,939	59%
Cost of revenues	20,990	37	15,573	44	5,417	35

Gross profit	35,219	63	19,697	56	15,522	79
Operating expenses
Sales and marketing	19,137	34	11,607	33	7,530	65
Research and development	3,490	6	2,248	6	1,242	55
General and administrative	5,228	9	4,177	12	1,051	25

Total operating expenses	27,855	49	18,032	51	9,823	54

Income from operations	7,634	14	1,665	5	5,969	358
Interest income, net	1,101	2	1,383	4	(282)	(20)
Other income, net	84	—	406	1	(322)	(79)

Income before provision for income taxes and minority interest	8,549	16	3,454	10	5,095	148
Provision for income taxes	3,720	7	1,351	4	2,369	175
Minority interest in net income of subsidiary	—	—	36	—	(36)	(100)

Net income	$4,829	9%	$2,067	6%	$2,762	134%

Revenues
     Revenues in the six months ended June 30, 2007 exceeded revenues in the six months ended June 30, 2006 by $20.9 million, or 59%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages)

	Six Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Product sales in North America	$30,954	$18,131	$12,823	71%
Product sales outside North America	18,621	11,928	6,693	56
Original equipment manufacturer sales and revenue sharing	551	575	(24)	(4)
Parts, accessories and service sales	6,083	4,636	1,447	31

Total Revenues	$56,209	$35,270	$20,939	59%

•	Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products, such as the Affirm and Smartlipo systems. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 26 additional direct sales employees between December 31, 2005 and June 30, 2007.

•	Revenues from sales of products outside of North America increased mainly due to an increase in sales in Europe of $4.5 million, or 58%, and an increase in sales in Asia Pacific of $2.3 million, or 98%, over the 2006 period, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.
Cost of Revenues

	Six Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Cost of revenues (in thousands)	$20,990	$15,573	$5,417	35%
Cost of revenues (as a percentage of total revenues)	37%	44%
     The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. The increase in gross margin is due to higher average selling prices of our products due to a favorable change in product mix as well as increased direct sales and lower product costs as a result of streamlining our manufacturing approach offset by royalties incurred on products sold, which we began incurring in October 2006. . We derived all of our North American product revenues from direct sales.
Sales and Marketing

	Six Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Sales and marketing (in thousands)	$19,137	$11,607	$7,530	65%
Sales and marketing (as a percentage of total revenues)	34%	33%
     Sales and marketing expenses increased primarily due to an increase of $4.0 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.8 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $2.2 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts as well as costs associated with our rebranding initiative. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.5 million.
Research and Development

	Six Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Research and development (in thousands)	$3,490	$2,248	$1,242	55%
Research and development (as a percentage of total revenues)	6%	6%
     The increase in research and development expenses is primarily due to an increase in stock-based compensation of $0.9 million.
General and Administrative

	Six Months Ended
	June 30,		$	%
	2007	2006	Change	Change
General and administrative (in thousands)	$5,228	$4,177	$1,051	25%
General and administrative (as a percentage of total revenues)	9%	12%
     General and administrative expenses increased primarily due to an increase in stock-based compensation of $0.6 million, an increase of $0.2 million in our international subsidiaries administrative expenses, an increase of $0.1 million in bank charges.

Interest Income, net and Other Income, net

	Six Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Interest income, net (in thousands)	$1,101	$1,383	$(282)	(20)%
Other income, net (in thousands)	$84	$406	$(322)	(79)%
     The decrease in interest income, net resulted from the shift in our investment portfolio to include investments in tax-exempt securities, which generally generate lower yields, gross of tax, than taxable securities. The decrease in other income, net is a result of smaller foreign currency remeasurement gains in 2007 compared to the foreign currency remeasurement gains in 2006.
Provision for Income Taxes

	Six Months Ended
	June 30,		$	%
	2007	2006	Change	Change
Provision for income taxes (in thousands)	$3,720	$1,351	$2,369	175%
Provision as a % of income before provision for income taxes and minority interest	44%	39%
     The increase in our provision for income taxes is primarily attributable to the $5.1 million increase in our income before provision for income taxes and minority interest from $3.4 million in 2006 to $8.5 million in 2007. The increase in our provision as a percentage of income before provision for income taxes is due to a provision for income taxes of $702,000 recorded during the three months ended June 30, 2007 for an erroneously claimed intercompany bad-debt deduction from our German subsidiary of approximately $1.7 million in our 2003 U.S. federal income tax return which we discovered in May 2007 as part of an Internal Revenue Service audit. The deduction increased the amount of the U.S. NOL carryforward as of December 31, 2003. During 2004 and 2005, we utilized this NOL carryforward to reduce taxable income and also recognized the financial statement benefit through a reduction in its tax provision for those two years. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, we assessed the materiality of this error on our financial statements for the years ended December 31, 2004, 2005 and 2006 using both the roll-over method and iron-curtain method as defined in SAB No. 108. We concluded the effect of this error was not material to our financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements are not materially misstated. We also concluded that providing for the correction of the error in 2007 would not have a material effect on our financial statements for the year ended December 31, 2007.
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
     At June 30, 2007, our cash, cash equivalents and marketable securities were $71.4 million compared to $57.2 million as of December 31, 2006. Our cash and cash equivalents of $23.1 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations. Our marketable securities of $48.3 million consist primarily of investments in various federal and state government obligations and corporate obligations, all of which mature by July 1, 2008.
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
Cash Flows
     Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2007. This resulted primarily from net income for the period of $4.8 million, increased by approximately $4.2 million in depreciation and stock-based compensation expense and increased by approximately $0.1 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $1.3 million principally related to a increase in accrued expenses and deferred revenue of $3.4 million and $1.7 million, respectively, a decrease in prepaid expenses and other current assets of $1.6 million and an increase in amounts due to related party of $1.3 million, offset by an increase in inventory for anticipated future sales and an increase in accounts receivable. Net cash used in investing activities was $6.9 million for the six months ended June 30, 2007, which consisted primarily of the net purchase of $4.9 million of marketable securities and $2.0 million used for fixed asset purchases. Net cash provided by financing activities during the six months ended June 30, 2007 was $6.1 million, principally relating to proceeds from option exercises and tax benefits related to stock options.
     Net cash used in operating activities was $1.4 million for the six months ended June 30, 2006. This resulted primarily from net income for the period of $2.1 million, increased by approximately $1.8 million in depreciation and stock-based compensation expense and decreased by approximately $1.0 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $4.3 million principally related to an increase in inventory for anticipated future sales. Net cash used in investing activities was $56.3 million for the six months ended June 30, 2006, which consisted primarily of the net purchase of $55.3 million of marketable securities and $1.0 million used for fixed asset purchases. Net cash provided in financing activities during the six months ended June 30, 2006 was $0.1 million, principally relating to proceeds from exercises of stock options.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159), in order to permit entities to choose to measure many financial instruments and certain other eligible items at fair value at specified election dates and, thereby, mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The provisions of SFAS 159 are to be applied prospectively as of January 1, 2008; however early adoption is permitted, subject to certain restrictions, as defined. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.
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
Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of state and municipal government obligations and corporate obligations. Each security matures by July 1, 2008. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (excluding acquisitions or mergers). Therefore, we do not expect our operating results or cash flows to be significantly affected by any sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows (in thousands) and weighted-average interest rates by expected maturity dates.

	Fair Value
	at June 30,
	2007	FY 2007	FY 2008
Investments (at fair value)	$48,161	$45,366	$2,795
Weighted-average interest rate	4.42%	4.35%	5.46%
Foreign Currency Exchange. A significant portion of our operations is conducted in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 46% of our total international revenues during the six months ended June 30, 2007. Substantially all of the remaining 54% were sales in euros, British pounds, Japanese yen and Chinese yuan. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In September 2006, five groups of plaintiffs, all of whom are former Sona franchisees or franchises, filed suit against us in the U. S. District Court in the District of Minnesota. On January 18, 2007, we received a copy of an amended complaint, adding two groups of plaintiffs. The suit alleged fraud, negligent misrepresentation and other causes of action in connection with our relationship with Sona.. In May 2007, the amended complaint was dismissed in its entirety.
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

Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.
     We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the SEC on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through June 30, 2007, we used approximately $5.5 million for general corporate purposes, with the remaining $58.5 million in proceeds invested in cash and cash equivalents.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2007 Annual Meeting of Stockholders on May 16, 2007. At the 2007 Annual Meeting, our stockholders elected all of the director nominees, approved an amendment to our 2005 Stock Incentive Plan to increase by 450,000 the number of shares of class A common stock reserved for issuance under our 2005 Stock Incentive Plan and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2007.
     Holders of our class A and class B common stock, voting together as a single class, elected Paul F. Kelleher to serve as our class II classified director until our 2010 annual meeting of stockholders and until his successor is elected and qualified. Holders of our class B common stock, voting as a separate class, elected Ettore V. Biagioni, Andrea Cangioli, Leonardo Masotti and George J. Vojta to serve as our class B directors until our 2008 annual meeting and until their successors are elected and qualified. In addition to the directors listed above who were elected at the 2007 Annual Meeting, the terms as directors of Michael R. Davin and Thomas H. Robinson continued after the 2007 Annual Meeting.
     The matters acted upon at the 2007 Annual Meeting, and the voting tabulation for each matter, are as follows:

Proposal 1:	To elect one Class II for the next three years (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Nominee	Votes For	Votes Withheld
Paul F. Kelleher	10,446,505	170,374

Proposal 2:	To elect four class B directors for the next year (voted on by the holders of class B common stock, voting as a separate class):

Nominee	Votes For	Votes Withheld
Ettore V. Biagioni	3,938,628	0
Andrea Cangioli	3,938,628	0
George J. Vojta	3,938,628	0
Leonardo Masotti	3,938,628	0

Proposal 3:	To amend our 2005 Stock Incentive Plan to increase the number of shares available for grant by 450,000 to 1,288,369 (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Votes For	Votes Against	Abstain
5,404,538	2,646,960	4,275

Proposal 4:	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007 (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Votes For	Votes Against	Abstain
10,572,586	38,321	0

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)
Date: August 8, 2007	By:	/s/ Michael R. Davin
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 8, 2007	By:	/s/ Timothy W. Baker
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002