Form 10-Q
period 2007-09-30
CYNOSURE INC
filed 2007-11-08
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2007:

Class	Number of Shares
Class A Common Stock, $0.001 par value	8,447,006
Class B Common Stock, $0.001 par value	3,909,161

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$27,561	$13,690
Marketable securities	49,402	43,556
Accounts receivable, net	22,549	19,871
Amounts due from related party (Note 12)	16	335
Inventories	23,216	17,624
Prepaid expenses and other current assets	2,857	4,977
Deferred income taxes	2,714	2,604

Total current assets	128,315	102,657

Property and equipment, net	6,670	5,662
Other assets	1,272	1,247

Total assets	$136,257	$109,566

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loan	$—	$167
Accounts payable	4,177	5,986
Amounts due to related party (Note 12)	2,021	1,052
Accrued expenses	15,458	11,077
Deferred revenue	4,409	3,476
Capital lease obligation	465	439

Total current liabilities	26,530	22,197

Capital lease obligation, net of current portion	829	1,069
Deferred revenue, net of current portion	374	311
Other noncurrent liability	157	119

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares; Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,339 and 11,210 shares as of September 30, 2007 and December 31, 2006, respectively	12	11
Additional paid-in capital	94,100	81,026
Retained earnings	15,026	5,820
Accumulated other comprehensive loss	(484)	(700)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	108,367	85,870

Total liabilities and stockholders’ equity	$136,257	$109,566

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$31,533	$18,556	$87,742	$53,826
Cost of revenues	11,045	7,442	32,035	23,015

Gross profit	20,488	11,114	55,707	30,811

Operating expenses:
Sales and marketing	10,310	6,372	29,447	17,979
Research and development	1,468	1,207	4,958	3,455
General and administrative	3,143	2,041	8,371	6,218
Royalty settlement	—	10,000	—	10,000

Total operating expenses	14,921	19,620	42,776	37,652

Income (loss) from operations	5,567	(8,506)	12,931	(6,841)
Interest income, net	661	680	1,762	2,063
Other income, net	356	215	440	621

Income (loss) before provision for (benefit from) income taxes and minority interest	6,584	(7,611)	15,133	(4,157)
Provision for (benefit from) income taxes	2,207	(3,370)	5,927	(2,019)
Minority interest in net income of subsidiary	—	6	—	41

Net income (loss)	$4,377	$(4,247)	$9,206	$(2,179)

Basic net income (loss) per share	$0.36	$(0.38)	$0.78	$(0.20)

Diluted net income (loss) per share	$0.34	$(0.38)	$0.73	$(0.20)

Basic weighted-average common shares outstanding	12,281	11,107	11,863	11,061

Diluted weighted-average common shares outstanding	12,751	11,107	12,604	11,061

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flow

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$9,206	$(2,179)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,029	1,725
Stock-based compensation expense	4,283	1,611
Accretion of discounts on marketable securities	203	(601)
Deferred income taxes	(137)	(4,036)
Minority interest in consolidated subsidiary	—	41
Gain on sale of investment	—	(118)
Impairment of marketable security	190	—
Changes in operating assets and liabilities:
Accounts receivable	(2,118)	(3,771)
Due from related party	319	64
Inventories	(5,135)	(3,542)
Net book value of demonstration inventory sold	150	144
Prepaid expenses and other current assets	2,072	(2,415)
Accounts payable	(1,874)	1,233
Due to related party	967	(706)
Accrued expenses	4,111	1,094
Accrued royalty settlement	—	10,000
Deferred revenue	906	(1,113)
Other noncurrent liability	38	59

Net cash provided by (used in) operating activities	15,210	(2,510)

Investing activities:
Purchases of property and equipment	(3,017)	(1,758)
Proceeds from the sales and maturities of marketable securities	51,204	119,025
Purchases of marketable securities	(57,362)	(171,275)
Decrease (increase) in other noncurrent assets	4	(13)

Net cash used in investing activities	(9,171)	(54,021)

Financing activities:
Payment on short term loan	(168)	—
Proceeds from exercise of stock options	5,211	340
Tax benefits related to stock options	3,582	291
Payments of initial public offering costs	—	(38)
Payments on capital lease obligation	(319)	(275)

Net cash provided by financing activities	8,307	318

Effect of exchange rate changes on cash and cash equivalents	(475)	(312)

Net increase (decrease) in cash and cash equivalents	13,871	(56,525)
Cash and cash equivalents, beginning of the period	13,690	64,646

Cash and cash equivalents, end of the period	$27,561	$8,121

Supplemental cash flow information
Cash paid for interest	$116	$90

Cash paid for taxes	$31	$2,780

Supplemental noncash investing and financing activities

	Nine Months Ended September 30,
	2007	2006
Assets acquired under capital lease	$103	$604

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Cynosure, Inc. (Cynosure) as reported on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period.

Note 2 — Stock-Based Compensation

Cynosure follows the provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, (SFAS 123(R)). SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, Cynosure has applied an estimated annual forfeiture rate of 1.0% in determining the expense recorded in the consolidated statements of income.

The stock-based compensation expense reduced both basic and diluted earnings per share by $0.08 for the three months ended September 30, 2007 and increased both basic and diluted net loss per share by $0.05 for the three months ended September 30, 2006. Stock-based compensation expense reduced basic and diluted earnings per share by $0.25 and $0.23, respectively, for the nine months ended September 30, 2007 and increased both basic and diluted loss per share by $0.11 for the nine months ended September 30, 2006. The accompanying financial statements reflect stock-based compensation expense of $1,436,000 and $820,000 and related tax benefits of $457,000 and $234,000 for the three months ended September 30, 2007 and 2006, respectively. The accompanying financial statements reflect stock-based compensation expense of $4,283,000 and $1,611,000 and related tax benefits of $1,337,000 and $404,000 for the nine months ended September 30, 2007 and 2006, respectively. Cynosure capitalized $61,000 and $14,000 of stock-based compensation expense as part of inventory as of September 30, 20007 and 2006, respectively. Cash received from option exercises was $5,211,000 and $340,000 during the nine months ended September 30, 2007 and 2006, respectively. Cynosure recognized $3,582,000 in actual tax benefits from these option exercises during the nine months ended September 30, 2007 and recognized $291,000 during the nine months ended September 30, 2006. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 549,800 and 424,150 stock options during the nine months ended September 30, 2007 and 2006, respectively. Cynosure uses the Black-Scholes model to determine the weighted-average fair value of options. The weighted-average fair value of the options granted during the nine months ended September 30, 2007 was $18.67 using the following assumptions:

Nine Months Ended September 30, 2007
Risk-free interest rate	4.58% - 4.77%
Expected dividend yield	—
Expected lives	5.8 years
Expected volatility	70%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted-average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the nine months ended September 30, 2007 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Royalty Settlement

In various communications that the Company received from Palomar Medical Technologies, Inc. (Palomar) prior to September 30, 2006, Palomar asserted that Cynosure needs a license under specified U.S. and foreign patents owned or licensed by Palomar with respect to Cynosure’s hair removal-only systems. In the third quarter of 2006, Cynosure entered into negotiations with Palomar with respect to such a license. On November 6, 2006, Cynosure entered into a non-exclusive patent license with Palomar. Under the cross-license agreement, Cynosure obtained a non-exclusive license to integrate into its products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by Cynosure. In November 2006, Cynosure made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including Cynosure’s Apogee family of products, PhotoLight, Acclaim 7000, and PhotoSilk Plus. Cynosure accrued this amount as of September 30, 2006 in the accompanying consolidated balance sheets and recorded this amount as a royalty settlement within Cynosure’s operating expenses for the three and nine months ended September 30, 2006.

In connection with this agreement, Cynosure also agreed to pay royalties to Palomar on Cynosure’s sales of certain hair removal products. The royalty rate for sales of hair removal products ranges from 3.75% to 7.5% of net sales, depending upon product configuration and the number of energy sources. Cynosure’s revenue from systems that do not include hair removal capabilities and revenue from service is not subject to any royalties under the Palomar agreement.

Note 4 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$1,477	$1,848
Work in process	645	818
Finished goods	21,094	14,958

	$23,216	$17,624

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

Cynosure’s available-for-sale securities at September 30, 2007 consist of approximately $49.3 million of investments in debt securities consisting of state and municipal bonds and corporate bonds and approximately $80,000 in equity securities. As of September 30, 2007, Cynosure’s equity security consisted of 133,511 shares of common stock of a public company with a fair market value of approximately $80,000. These shares were acquired in connection with the sale of Cynosure’s investment in a private company during 2006 and are considered available-for-sale securities in accordance with SFAS 115.

As of September 30, 2007, Cynosure’s marketable securities consisted of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Corporate bonds	$823	$823	$—	$—
State and municipal bonds	48,499	48,483	16	—
Equity security	80	270	—	—

	$49,402	$49,576	$16	$—

During the three months ended September 30, 2007, Cynosure concluded that its equity security investment in shares of common stock of another public company was other than temporarily impaired as of September 30, 2007 due to its consistent decline in value and public notification that the security is at risk of being delisted from the NASDAQ exchange. As such, Cynosure recorded an impairment charge of approximately $190,000 as an other expense in the accompanying consolidated statements of operations for the three months ended September 30, 2007.

As of September 30, 2007, Cynosure’s debt securities mature as follows (in thousands):

	Maturities
	Total	Less Than One Year	One to Two Years
Corporate bonds	$823	$823	$—
State and municipal bonds	48,499	48,499	—

	$49,322	$49,322	$—

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2007, which is a component of accrued liabilities in the consolidated balance sheet at September 30, 2007:

September 30, 2007
(in thousands)
Warranty accrual, beginning of period	$2,803
Charged to costs and expenses relating to new sales	2,801
Costs incurred	(2,658)

Warranty accrual, end of period	$2,946

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

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
United States	$19,161	$9,152	$49,437	$28,355
Europe	5,596	4,130	19,683	13,067
Asia / Pacific	2,818	3,068	9,032	6,943
Other	3,958	2,206	9,590	5,461

Total	$31,533	$18,556	$87,742	$53,826

Net assets by geographic area are as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
United States	$106,891	$86,815
Europe	3,470	443
Asia / Pacific	357	374
Eliminations	(2,351)	(1,762)

Total	$108,367	$85,870

Long-lived assets by geographic area are as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
United States	$7,267	$6,435
Europe	523	316
Asia / Pacific	152	157

Total	$7,942	$6,909

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, net assets or long-lived assets for any periods presented.

Note 8 — Net Income (Loss) Per Share

Basic net income (loss) per share was determined by dividing net income (loss) by the basic weighted-average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by diluted weighted-average shares outstanding. Diluted weighted-average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Basic weighted-average number of shares outstanding	12,281	11,107	11,863	11,061
Potential common shares pursuant to stock options	470	—	741	—

Diluted weighted-average number of shares outstanding	12,751	11,107	12,604	11,061

During the three months ended September 30, 2007 and 2006, approximately, 196,000 and 1,333,000 shares, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as the effect would have been anti-dilutive. During the nine months ended September 30, 2007 and 2006, approximately, 222,000 and 1,277,000 shares, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as the effect would have been anti-dilutive.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Cumulative translation adjustment	$117	$92	$162	$226
Unrealized gain on marketable securities:
Unrealized holding gains (losses) on marketable securities	16	36	(34)	5
Add-back: Reclassification adjustment for impairment of marketable security included in net income (loss)	87	—	87	—

Gross unrealized gain on marketable securities	103	36	53	5

Total other comprehensive income	220	128	215	231
Reported net income (loss)	4,377	(4,247)	9,206	(2,179)

Total comprehensive income (loss)	$4,597	$(4,119)	$9,421	$(1,948)

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

In December 2005, certain individuals commenced an arbitration against Cynosure along with Sona International Inc. (Sona MedSpa), Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiff’s acquisition of franchises from the Sona entities. Cynosure declined to participate in the arbitration because Cynosure had not agreed contractually to do so, and it has been dismissed from the arbitration by agreement of the parties.

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

Note 11 — Sona MedSpa

In October 2005, Cynosure entered into a preferred vendor agreement with Sona MedSpa, a spa franchisor that owns and operates hair removal clinics in the United States. Under the agreement, Cynosure sold certain laser systems to Sona MedSpa for approximately $1.3 million, which was recorded as deferred revenue as of December 31, 2005 because the fee was not fixed or determinable at the time of sale.

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

On November 27, 2006, Cynosure settled the arbitration with Sona MedSpa and each party released its claims against the other in exchange for consideration of $250,000 in cash. The settlement payment received by Cynosure was in reimbursement for legal expenses and, as such, is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of income for the nine months ended September 30, 2007 as the period during which this payment was subject to certain avoidance action by a third-party had lapsed.

Note 12 — Related Party Transactions

As of September 30, 2007, El. En. S.p.A. (El.En.) owned 32% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2007 and 2006 were approximately $1.4 million and $239,000, respectively. Purchases of inventory from El.En. during the nine months ended September 30, 2007 and 2006, were approximately $5.1 million and $2.4 million, respectively. As of September 30, 2007 and December 31, 2006, amounts due to related party for these purchases were approximately $2.0 million and $1.1 million, respectively. Amounts due from El.En. as of September 30, 2007 and December 31, 2006 were approximately $16,000 and $335,000, respectively, which represent services performed by Cynosure.

Note 13 — Income Taxes

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

Cynosure generally reports tax positions in its financial statements as they are reported on tax returns as filed or to be filed. A tax benefit is reflected in the financial statements only if it is “more-likely-than-not” that Cynosure will be able to sustain the tax position, based on its technical merits. Tax benefits from uncertain tax positions that reduce current or future income tax liabilities are reported in the financial statements only to the extent each benefit is recognized and measured, in accordance with the provisions of FIN 48. As a result of adopting FIN 48, Cynosure determined that no material cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. Cynosure further determined, based on its analysis, that there were no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate for the three months and nine months ended September 30, 2007.

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

As part of an Internal Revenue Service audit, Cynosure discovered in May 2007 that it erroneously claimed an intercompany bad-debt deduction from its German subsidiary of approximately $1.7 million on its 2003 U.S. federal income tax return. The deduction increased the amount of the U.S. net operating loss (NOL) carryforward as of December 31, 2003. During 2004 and 2005, the Company utilized this NOL carryforward to reduce taxable income and also recognized the financial statement benefit through a reduction in its tax provision for those two years. In accordance with SAB No. 99 and SAB No. 108, Cynosure assessed the materiality of this error on Cynosure’s financial statements for the years ended December 31, 2004, 2005 and 2006 using both the roll-over method and iron-curtain method as defined in SAB No. 108. Cynosure concluded the effect of this error was not material to Cynosure’s financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements are not materially misstated. Cynosure also concluded that providing for the correction of the error in 2007 would not have a material effect on Cynosure’s financial statements for the year ended December 31, 2007. As such, Cynosure recorded a provision for income taxes of $702,000 during the six months ended June 30, 2007 for the tax liability and related interest required to correct this error. As of September 30, 2007, Cynosure has accrued $728,000 for this tax liability and related interest within accrued expenses in the accompanying consolidated balance sheets.

Note 14 — Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159), in order to permit entities to choose to measure many financial instruments and certain other eligible items at fair value at specified election dates and, thereby, mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The provisions of SFAS 159 are to be applied prospectively as of January 1, 2008; however, early adoption is permitted, subject to certain restrictions. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Cynosure does not expect that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, particularly in Part I — Item 1A, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

We sell over 15 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite;

•	the Affirm system for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening; and

•	the Smartlipo system for LaserBodySculpting (SM) and the removal of unwanted fat.

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

We also recently expanded our Smartlipo product family to include a 10-watt Smartlipo LaserBodySculpting workstation, which is intended for high-volume aesthetic laser practices, allowing a physician to complete a typical laser-assisted liposuction procedure in about half the time as the original 6-watt workstation. The 10-watt Smartlipo workstation is available as a standalone unit or as an upgrade to the 6-watt system.

We sell our products through a direct sales force in North America, four European countries, Japan and China and through international distributors in 44 other countries. As of December 31, 2006, we had sold more than 5,900 aesthetic treatment systems worldwide.

Financial Operations Overview

Revenues

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the nine months ended September 30, 2007, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. For the comparable period in 2006, we derived approximately 95% of our revenues from sales of our products and 5% of our revenues from service. Generally, we recognize revenues from sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct sales force. During the nine months ended September 30, 2007 and 2006, we derived 34% and 40%, respectively, of our product revenues from sales of our products outside North America. As of September 30, 2007, we had 67 sales employees in North America, 15 sales employees in four European countries, Japan and China and distributors in 44 countries. The following table provides revenue data by geographic region for the nine months ended September 30, 2007 and 2006:

	Percentage of Revenues
	Nine Months Ended September 30,
	2007	2006
Region
North America	64%	57%
Europe	22	24
Asia/Pacific	10	13
Other	4	6

Total	100%	100%

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2007 and 2006, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2007		2006
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues	$31,533	100%	$18,556	100%	$12,977	70%
Cost of revenues	11,045	35	7,442	40	3,603	48

Gross profit	20,488	65	11,114	60	9,374	84
Operating expenses
Sales and marketing	10,310	33	6,372	34	3,938	62
Research and development	1,468	5	1,207	7	261	22
General and administrative	3,143	10	2,041	11	1,102	54
Royalty settlement	—	—	10,000	54	(10,000)	-100

Total operating expenses	14,921	47	19,620	106	(4,699)	-24

Income (loss) from operations	5,567	18	(8,506)	-46	14,073	165
Interest income, net	661	2	680	4	(19)	-3
Other income, net	356	1	215	1	141	66

Income (loss) before provision for (benefit from) income taxes and minority interest	6,584	21	(7,611)	-41	14,195	187
Provision for (benefit from) income taxes	2,207	7	(3,370)	-18	5,577	166
Minority interest in net income of subsidiary	—	—	6	—	(6)	-100

Net income (loss)	$4,377	14%	$(4,247)	-23%	$8,624	203%

Revenues

Revenues in the three months ended September 30, 2007 exceeded revenues in the three months ended September 30, 2006 by $13.0 million or 70%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Product sales in North America	$20,475	$9,430	$11,045	117%
Product sales outside North America	7,734	6,755	979	14
Original equipment manufacturer sales and revenue sharing	283	301	(18)	(6)
Parts, accessories and service sales	3,041	2,070	971	47

Total Revenues	$31,533	$18,556	$12,977	70%

•

Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the success of our recently introduced products, such as the Smartlipo and Affirm systems. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 36 additional direct sales employees between December 31, 2005 and September 30, 2007.

•

Revenues from sales of products outside of North America increased mainly due to an increase in sales in Europe of $1.1 million, or 32%, over the 2006 period, and an increase in sales from distributors in the Middle East of $0.1 million, or 18%, over the 2006 period. These increases in sales were partially offset by $0.2 million, which relates to a decrease in the volume of sales from distributors in Asia Pacific.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Cost of revenues (in thousands)	$11,045	$7,442	$3,603	48%
Cost of revenues (as a percentage of total revenues)	35%	40%

The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. The improvement in gross margins is primarily the result of higher average selling prices of our products due to a favorable change in product mix as well as increased direct sales and the introduction of new products, offset by royalties incurred on products sold, which we began incurring in October 2006.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Sales and marketing (in thousands)	$10,310	$6,372	$3,938	62%
Sales and marketing (as a percentage of total revenues)	33%	34%

Sales and marketing expenses increased primarily due to an increase of $2.3 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization and $0.4 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $0.8 million, primarily due to an increased number of clinical workshops, trade shows and promotional efforts associated with our increase in direct sales employees. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.4 million.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Research and development (in thousands)	$1,468	$1,207	$261	22%
Research and development (as a percentage of total revenues)	5%	7%

Research and development expenses increased primarily due to an increase of $0.1 million in personnel costs and $0.2 million in costs incurred related to clinical studies, offset by a decrease in stock-based compensation of $0.1 million.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
General and administrative (in thousands)	$3,143	$2,041	$1,102	54%
General and administrative (as a percentage of total revenues)	10%	11%

General and administrative expenses increased primarily due to an increase of $0.5 million in personnel costs, an increase in professional fees of $0.2 million, a $0.1 million increase in our international subsidiaries administrative expenses, and an increase in stock-based compensation of $0.3 million.

Royalty Settlement

On November 6, 2006, we entered into a patent cross-license agreement with Palomar Medical Technologies, Inc. (Palomar). Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10.0 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. This was recorded as a royalty settlement within our operating expenses for the three months ended September 30, 2006.

Interest Income, net and Other Income, net

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Interest income, net (in thousands)	$661	$680	$(19)	(3)%
Other income, net (in thousands)	$356	$215	$141	66%

The decrease in interest income, net resulted from the shift in our investment portfolio to tax-exempt securities, which generally generate lower yields, gross of tax, than taxable securities. The increase in other income, net is a result of larger foreign currency remeasurement gains in the third quarter of 2007 compared to the foreign currency remeasurement gains in the third quarter of 2006, offset by an impairment of marketable security of $0.1 million recorded during the three months ended September 30, 2007.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Provision for (benefit from) income taxes (in thousands)	$2,207	$(3,370)	$5,577	166%
Provision (benefit) as a % of income (loss) before provision for (benefit from) income taxes and minority interest	34%	44%

The increase in our provision for income taxes for the three months ended September 30, 2007 from a benefit position for the three months ended September 30, 2006, is primarily attributable to the $10.0 million royalty settlement with Palomar, which occurred during the three months ended September 30, 2006. The effective tax rates for the three months ended September 30, 2007 and 2006 were 34% and 44%, respectively. The higher effective tax rate for the three months ended September 30, 2006, was primarily due to the impact of the $10.0 million royalty settlement expense being accounted for in our benefit from income taxes as a discrete item at our statutory rate of 40%, which differs from our effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2007 and 2006, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,				$ Change	% Change
	2007		2006
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues	$87,742	100%	$53,826	100%	$33,916	63%
Cost of revenues	32,035	37	23,015	43	9,020	39

Gross profit	55,707	63	30,811	57	24,896	81
Operating expenses
Sales and marketing	29,447	34	17,979	33	11,468	64
Research and development	4,958	6	3,455	6	1,503	44
General and administrative	8,371	10	6,218	12	2,153	35
Royalty settlement	—	—	10,000	19	(10,000)	-100

Total operating expenses	42,776	49	37,652	70	5,124	14

Income (loss) from operations	12,931	15	(6,841)	-13	19,772	289
Interest income, net	1,762	2	2,063	4	(301)	-15
Other income, net	440	1	621	1	(181)	-29

Income (loss) before provision for (benefit from) income taxes and minority interest	15,133	17	(4,157)	-8	19,290	464
Provision for (benefit from) income taxes	5,927	7	(2,019)	-4	7,946	394
Minority interest in net income of subsidiary	—	—	41	—	(41)	-100

Net income (loss)	$9,206	10%	$(2,179)	-4%	$11,385	522%

Revenues

Revenues in the nine months ended September 30, 2007 exceeded revenues in the nine months ended September 30, 2006 by $33.9 million, or 63%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages)

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Product sales in North America	$51,429	$27,561	$23,868	87%
Product sales outside North America	26,355	18,683	7,672	41
Original equipment manufacturer sales and revenue sharing	834	875	(41)	(5)
Parts, accessories and service sales	9,124	6,707	2,417	36

Total Revenues	$87,742	$53,826	$33,916	63%

•

Revenues from the sale of products in North America increased due to an increase in the number of product units sold, a higher average selling price due to a favorable change in product mix and from the introduction of new products, such as the Smartlipo and Affirm systems. The increase in North American revenues resulted in part from the continued expansion of our North American sales organization, including the hiring of 36 additional direct sales employees between December 31, 2005 and September 30, 2007.

•

Revenues from sales of products outside of North America increased mainly due to an increase in sales in Europe of $5.6 million, or 50%, and an increase in sales in Asia Pacific of $2.0 million, or 43%, over the 2006 period, resulting from a favorable change in product mix.

•	Revenues from the sale of parts, accessories and services increased primarily as a result of the increase in our product sales over the past two years.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Cost of revenues (in thousands)	$32,035	$23,015	$9,020	39%
Cost of revenues (as a percentage of total revenues)	37%	43%

The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. The increase in gross margin is due to higher average selling prices of our products due to a favorable change in product mix, as well as increased direct sales and lower product costs as a result of streamlining our manufacturing approach, offset by royalties incurred on products sold, which we began incurring in October 2006.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Sales and marketing (in thousands)	$29,447	$17,979	$11,468	64%
Sales and marketing (as a percentage of total revenues)	34%	33%

Sales and marketing expenses increased primarily due to an increase of $5.3 million in personnel costs and travel expenses, as well as an increase in other costs for outside services and freight of approximately $0.4 million, associated with the expansion of our North American direct sales organization and $2.1 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $2.8 million, primarily due to our increased number of clinical workshops, trade shows and promotional efforts as well as costs associated with our rebranding initiative. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.9 million.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Research and development (in thousands)	$4,958	$3,455	$1,503	44%
Research and development (as a percentage of total revenues)	6%	6%

The increase in research and development expenses is primarily due to an increase in stock-based compensation of $0.6 million, an increase of $0.2 million related to costs incurred for clinical studies and an increase of $0.7 million in personnel costs.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
General and administrative (in thousands)	$8,371	$6,218	$2,153	35%
General and administrative (as a percentage of total revenues)	10%	12%

General and administrative expenses increased primarily due to an increase in stock-based compensation of $0.8 million, an increase of $0.3 million in our international subsidiaries administrative expenses, and an increase of $0.7 million in personnel costs. General and administrative expenses also increased due to an increase of $0.3 million in professional services fees and an increase of $0.1 million in bank charges.

Royalty Settlement

On November 6, 2006, we entered into a patent cross-license agreement with Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10.0 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including our Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. This was recorded as a royalty settlement within our operating expenses for the nine months ended September 30, 2006.

Interest Income, net and Other Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Interest income, net (in thousands)	$1,762	$2,063	$(301)	(15)%
Other income, net (in thousands)	$440	$621	$(181)	(29)%

The decrease in interest income, net resulted from the shift in our investment portfolio to include investments in tax-exempt securities, which generally generate lower yields, gross of tax, than taxable securities. The decrease in other income, net is a result of smaller foreign currency remeasurement gains in 2007 compared to the foreign currency remeasurement gains in 2006, as well as a net realized loss from marketable securities of $0.1 million recorded during the three months ended September 30, 2007.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Provision for (benefit from) income taxes (in thousands)	$5,927	$(2,019)	$7,946	394%
Provision (benefit) as a % of income (loss) before provision for (benefit from) income taxes and minority interest	39%	49%

The increase in our provision for income taxes for the nine months ended September 30, 2007 from a benefit position for the nine months ended September 30, 2006, is primarily attributable to the $10.0 million royalty settlement with Palomar, which occurred during the nine months ended September 30, 2006. The effective tax rates for the nine months ended September 30, 2007 and 2006 were 39% and 49%, respectively. The higher effective tax rate for the nine months ended September 30, 2006, was primarily due to the impact of the $10.0 million royalty settlement expense being accounted for in our benefit from income taxes as a discrete item at our statutory rate of 40%, which differs from our effective tax rate. The provision for income taxes for the six months ended June 30, 2007 includes a provision for income taxes of $702,000 recorded for an erroneously claimed intercompany bad-debt deduction from our German subsidiary of approximately $1.7 million in our 2003 U.S. federal income tax return which we discovered in May 2007 as part of an Internal Revenue Service audit. As of September 30, 2007, we have accrued $728,000 for this tax liability and related interest within accrued expenses in the accompanying consolidated balance sheets. The deduction increased the amount of the U.S. NOL carryforward as of December 31, 2003. During 2004 and 2005, we utilized this NOL carryforward to reduce taxable income and also recognized the financial statement benefit through a reduction in its tax provision for those two years. In accordance with SAB No. 99 and SAB No. 108, we assessed the materiality of this error on our financial statements for the years ended December 31, 2004, 2005 and 2006 using both the roll-over method and iron-curtain method as defined in SAB No. 108. We concluded the effect of this error was not material to our financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements are not materially misstated. We also concluded that providing for the correction of the error in 2007 would not have a material effect on our financial statements for the year ended December 31, 2007.

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

At September 30, 2007, our cash, cash equivalents and marketable securities were $77.0 million compared to $57.2 million as of December 31, 2006. Our cash and cash equivalents of $27.6 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations. Our marketable securities of $49.4 million consist primarily of investments in various federal and state government obligations and corporate obligations, all of which mature by August 15, 2008.

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

Cash Flows

Net cash provided by operating activities was $15.2 million for the nine months ended September 30, 2007. This resulted primarily from net income for the period of $9.2 million, increased by approximately $6.3 million in depreciation and stock-based compensation expense and increased by approximately $0.3 million in deferred income tax benefits, accretion of discounts on marketable securities and the realized loss on marketable investments. Net changes in working capital items decreased cash from operating activities by approximately $0.6 million principally related to an increase in accounts receivable and inventory of $2.1 million and $5.1 million, respectively, a decrease in accounts payable of $1.9 million, offset by a decrease in prepaid expenses and other assets and an increase in accrued expenses. Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2007, which consisted primarily of the net purchase of $6.2 million of marketable securities and $3.0 million used for fixed asset purchases. Net cash provided by financing activities during the nine months ended September 30, 2007 was $8.3 million, principally relating to proceeds from option exercises and tax benefits related to stock options.

Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2006. This resulted primarily from net loss for the period of $2.2 million, increased by approximately $3.3 million in depreciation and stock-based compensation expense and decreased by approximately $4.6 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.0 million principally related to an increase in accrued expenses, which primarily related to the $10.0 million accrual for the royalty settlement with Palomar, offset by an increase in accounts receivable due to the growth of our revenues from sales of products outside of North America, an increase in inventory manufactured for anticipated future sales and an increase in prepaid expenses and other current assets. Net cash used in investing activities was $54.0 million for the nine months ended September 30, 2006, which consisted primarily of the net purchase of $52.3 million of marketable securities and $1.8 million used for fixed asset purchases. Net cash provided in financing activities during the nine months ended September 30, 2006 was $0.3 million, principally relating to proceeds from exercises of stock options.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of state and municipal government obligations and corporate obligations. Each security matures by August 15, 2008. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (excluding acquisitions or mergers). Therefore, we do not expect our operating results or cash flows to be significantly affected by any sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows (in thousands) and weighted-average interest rates by expected maturity dates.

Fair Value at September 30, 2007
Investments (at fair value)	$49,322
Weighted-average interest rate	4.66%

Foreign Currency Exchange. A significant portion of our operations is conducted in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 46% of our total international revenues during the nine months ended September 30, 2007. Substantially all of the remaining 54% were sales in euros, British pounds, Japanese yen and Chinese yuan. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2005, certain individuals commenced an arbitration against us along with Sona International Inc. (Sona MedSpa), Carousel Capital, Inc. and various individuals. The arbitration demand alleges fraud, violations of various state consumer protection laws and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. We declined to participate in the arbitration because we had not agreed contractually to do so, and we have been dismissed from the arbitration by agreement of the parties.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2006 in addition to the other information included in this quarterly report. If any of the risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the SEC on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through September 30, 2007, we used approximately $5.5 million for general corporate purposes, with the remaining $58.5 million in proceeds invested in cash and cash equivalents.

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

Cynosure, Inc.
(Registrant)

Date: November 8, 2007	By:	/s/ Michael R. Davin
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: November 8, 2007	By:	/s/ Timothy W. Baker
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002