Form 10-K
period 2007-12-31
CYNOSURE INC
filed 2008-03-13
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 29, 2007: $304,393,524.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,541,184
Class B Common Stock, $0.001 par value	2,975,297

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Annual Report and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business

Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening, and to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our newer products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.

We sell 16 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite;

•	the Affirm system for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening; and

•	the Smartlipo system for LaserBodySculptingSM for the removal of unwanted fat.

In addition to their primary applications, the Apogee Elite and Cynergy systems can each be used by practitioners for a variety of other applications.

In January 2008, we introduced the Accolade, our sixth flagship product, which is a high powered 755nm, Q-switched Alexandrite laser for the removal of benign pigmented lesions, including pigmented lesions known as Nevus of Ota and Nevus of Ito, as well as multi-colored tattoos.

We sell our products through a direct sales force in North America, four European countries, Japan and China and through international distributors in 44 other countries. As of December 31, 2007, we had sold more than 7,100 aesthetic treatment systems worldwide. See Note 6 to our Consolidated Financial Statements for revenue, net asset and long-lived asset information by geographic region.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1991. Our principal executive offices are located at 5 Carlisle Road, Westford, Massachusetts 01886, and our telephone number is (978) 256-4200.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission.

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

Industry

Aesthetic Market Opportunity

Michael Moretti/Medical Insight, Inc., an independent aesthetic treatment market research firm, estimates that the number of non-invasive aesthetic treatment procedures worldwide using laser and other light-based technologies will grow from nearly 58 million in 2006 to over 170 million in 2011, representing a compound annual growth rate of over 24%. We estimate that the worldwide market for aesthetic treatment systems based on laser and other light-based technologies exceeded $1 billion in 2007. We base this estimate on published market research reports, revenue figures for public companies and our conversations with the managements of private companies that compete in the aesthetic treatment equipment market.

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

Expansion Into Non-Traditional Physician Customer and Medi-Spa Markets

Aesthetic treatment procedures that use lasers and other light-based equipment have traditionally been performed by dermatologists and plastic surgeons. Based on published membership information from professional medical organizations, there are approximately 18,000 dermatologists and plastic surgeons in the United States. More recently, a broader group of physicians in the United States, including primary care physicians, obstetricians, gynecologists, ophthalmologists and ear, nose and throat specialists, have incorporated aesthetic treatment procedures into their practices. These non-traditional physician customers are largely motivated to offer aesthetic procedures by the potential for a reliable revenue stream that is unaffected by managed care and government payor reimbursement economics. We believe that there are approximately 200,000 of these potential non-traditional physician customers in the United States and Canada, representing a significant market opportunity that is only beginning to be addressed by suppliers of lasers and other light-based aesthetic equipment. Some physicians are electing to open medical spas, often adjacent to their conventional office space, where they perform aesthetic procedures in an environment designed to feel less like a health care facility.

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

By producing intense bursts of highly focused light, lasers and other light-based technologies selectively target hair follicles, veins or collagen in or below the dermis, as well as cells responsible for pigmentation in the epidermis. When the target absorbs sufficient energy, it is destroyed. The degree to which energy is absorbed in the skin depends upon the skin structure targeted—e.g., hair follicle or blood vessel—and the skin type—e.g., light or dark. Different types of lasers and other light-based technologies are needed to effectively treat the spectrum of skin types and conditions. As a result, an active aesthetic practice may require multiple laser or other light-based systems in order to offer treatments to its entire client base.

Different types of lasers are currently used for a wide range of aesthetic treatments. Each type of laser operates at its own wavelength, measured in nanometers, which corresponds to a particular emission and color in the light spectrum. The most common lasers used for non-invasive aesthetic treatments are:

•	Pulse dye lasers—produce a yellow light that functions at a shallow penetration depth.

•	Alexandrite lasers—produce a near infrared invisible light that functions with high power at a deep penetration depth.

•	Diode lasers—produce a near infrared invisible light that functions at a deep penetration depth.

•	Nd:Yag lasers—produce a near infrared invisible light that functions over a wide range of penetration depths.

In addition to selecting the appropriate wavelength for a particular application, laser and other light-based treatments require an appropriate balance among three other parameters to optimize safety and effectiveness for aesthetic treatments:

•	energy level—the amount of light emitted to heat the target;

•	pulse duration—the time interval over which the energy is delivered; and

•	spot size—the diameter of the energy beam.

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

Minimally Invasive Laser Treatments

Laser liposuction is a minimally invasive procedure that not only complements but augments liposuction. As the most popular cosmetic surgical procedure in 2007, liposuction was performed approximately 500,000 times in the United States.

Our Solution

We offer tailored customer solutions to address the market for non-invasive light-based aesthetic treatment applications, including hair removal, treatment of vascular lesions, skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions and temporary reduction of the appearance of cellulite and for minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance. As of December 31, 2007, we had sold more than 7,100 aesthetic treatment systems.

We believe that the following factors enhance our market position:

•

Broad Technology Base. Our products are based on a broad range of technologies and incorporate different types of lasers, such as Alexandrite, pulse dye, Nd:Yag and diode, as well as intense pulsed light devices. We believe we are one of a few companies that currently offer aesthetic treatment systems using Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. The following table provides information regarding the principal energy sources used in laser and other light-based aesthetic treatments that we offer and the primary application of each of these energy sources. The table also indicates how many of the six largest competitors in our industry we believe also offer products using this energy source. See “—Competition” below. We base our belief as to the six largest competitors in our industry and their product offerings on public company filings and information available on company websites.

Competitive Offerings
Energy Source	Type of Light/Wavelength	Principal Applications	Cynosure	Six Largest Competitors

Pulse Dye Laser	Visible light (Yellow)(585/595 nm)	Vascular lesions, including shallow and deep lesions	X	1 of 6

Alexandrite Laser	Near infrared invisible light (755 nm)	Hair removal, particularly for light skin types	X	1 of 6

Diode Laser	Near infrared invisible light (805/940/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite	X	3 of 6

Nd:Yag Laser	Near infrared invisible light (1064 nm)	Hair removal, particularly for medium and dark skin types Vascular lesions, particularly deep lesions	X	5 of 6

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types Vascular lesions, particularly shallow lesions and pigmented lesions Temporary reduction in the appearance of cellulite	X	5 of 6

Multiple Energy Source Workstations (incorporating two or more energy sources)	Multiple	Multiple	X	3 of 6

•

Expansive Portfolio of Aesthetic Treatment Systems. We sell over 16 different aesthetic treatment systems so that customers can select the product best suited to their practice or business. Our product portfolio includes single energy source systems as well as workstations that incorporate two or more different types of lasers or light-based technologies. By offering multiple technologies and system alternatives at a variety of price points, we seek to provide customers with tailored solutions that meet the specific needs of their practices while providing significant flexibility in their level of investment.

•

Upgrade Paths Within Product Families. We design our products to facilitate upgrading within product families. These upgrade paths provide our customers with the opportunity to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices.

•

Global Presence. We have offered our products in international markets for over 16 years, with approximately 36% of our revenue generated from product sales outside of North America in 2007. We target international markets through a direct sales force in four European countries, Japan and China and through international distributors in 44 other countries.

•

Strong Reputation Established Over 16-Year History. We have been in the business of developing and marketing aesthetic treatment systems for over 16 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

Our Business Strategy

Our goal is to become the worldwide leader in providing non-invasive and minimally invasive aesthetic treatment systems. The key elements of our business strategy to achieve this goal are to:

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

•

Launch Innovative New Products and Technologies for Emerging Aesthetic Applications. Our research and development team builds on our broad range of laser and light-based technologies to target unmet needs in significant aesthetic treatment markets. Since 2002, we have introduced 14 new products. We launched the Apogee Elite system, our flagship product for hair removal, in March 2004; the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005, and the Affirm system, our flagship product for anti-aging, in April 2006. In addition, we began to distribute the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in North America in February 2004. In November 2006, we began to distribute the Smartlipo system, which provides a minimally invasive procedure for LaserBodySculpting for the removal of unwanted fat. We are also working on new technologies for other emerging aesthetic applications.

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 25 field service engineers in North America and 61 international field service engineers working directly for us or our international distributors. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We plan to bolster our existing service infrastructure by establishing new training and inventory hubs in Europe and the Asia/Pacific region.

•

Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products. Many of our existing traditional and non-traditional customers may be purchasers of additional aesthetic treatment systems to address increasing treatment volumes or new treatment applications. We also expect that customers purchasing our new modular products will be candidates for technology upgrades to enhance the capabilities of their systems. In addition, two of our six flagship products, our Affirm and Smartlipo systems, contain consumable parts and we generate additional revenue on sales of these consumable parts to our existing customers. As we continue to grow our service organization, we are seeking to increase the percentage of our customers that enters into service contracts, which would provide additional recurring customer revenue.

Products

We offer a broad portfolio of aesthetic treatment systems that address a wide variety of applications.

The following table provides information concerning our flagship products and their applications. We use the flagship designation for our products that are our leading products for a particular application.

			Application
	Laser/Light Source	Year Introduced	Hair Removal	Vascular Lesions	Skin Rejuvenation (1)	Pigmented Lesions	Temporary Reduction of Appearance of Cellulite	Acne	Tattoo Removal	Anti- Aging	LaserBody Sculpting and Removal of Unwanted Fat
Flagship Products:
Apogee Elite	Alexandrite	2004	Flagship	X	X	X
	Nd:Yag
Apogee 5500	Alexandrite	2004	X			X
Acclaim 7000	Nd:Yag	2004	X	X	X	X
Cynergy	Pulse Dye Nd:Yag	2005		Flagship	X	X
Vstar	Pulse Dye	2000		X				X
Acclaim 7000	Nd:Yag	2004	X	X	X
TriActive LaserDermology(2)	Diode Laser	2004					Flagship
Affirm	Nd:Yag Pulsed Light	2006								Flagship
Smartlipo(2)	Nd:Yag	2006									Flagship
Accolade	Alexandrite	2008				Flagship			X

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance.
(2)	We distribute the TriActive LaserDermology and Smartlipo systems in North America pursuant to a distribution agreement with El.En.

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

Two of our six flagship products, our Affirm and Smartlipo systems, contain consumable parts. The Affirm system contains a highly durable micro lens array tip, which delivers the laser energy employed that can treat an average of ten treatment areas. We currently offer three different micro lens array tips, which cover a variety of treatment areas. The Smartlipo system contains a consumable laser fiber that delivers the laser energy directly to subcutaneous fat cells-causing them to rupture.

Practitioners generally use our laser systems in combination with a cooling system. We offer our customers our SmartCool treatment cooling system, which we purchase from a third party supplier and sell as a private label product under the Cynosure SmartCool brand. Our SmartCool product has nine variable settings and allows the practitioner to provide a continuous flow of chilled air before, during and after treatment to cool and comfort the patient’s skin. The SmartCool handpiece, which is specially designed for use with our laser systems, interlocks with the laser handpiece. In contrast to some competitive cooling systems, there are no disposable supplies required to use our SmartCool system. In North America, our SmartCool system is generally packaged and sold with our laser aesthetic treatment systems, and nearly all of our North American customers purchase a SmartCool system when they purchase one of our laser aesthetic treatment systems. Outside of North America, our customers either purchase our SmartCool system when they purchase one of our aesthetic treatment systems or they purchase another cooling system from a third party supplier.

Applications

Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation, and to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. These applications of our products are described below.

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

In addition to the Apogee Elite system, each of our Apogee 5500, and Acclaim 7000 systems can be used for hair removal.

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

•

SixPulse(TM) technology in the pulse dye laser, which distributes the power of one long pulse of energy into six micro pulses. This allows the practitioner to deliver more energy with less patient discomfort.

•

A choice of five different spot sizes that are easily selected through the use of interchangeable headpiece components. This allows the practitioner to select the appropriate spot size for the particular vascular lesion to be treated. For example, a large spot size is generally used for a large leg vein, while a small spot size is normally used for facial veins.

In March 2006, we obtained FDA clearance for our innovative Multiplex(TM) energy delivery system that is now available on the Cynergy system. Our Multiplex system mixes the energy from the two lasers included in Cynergy system by quickly following a pulse of energy from the pulse dye laser with a pulse of energy from the Nd:Yag laser. Clinical studies that we conducted have shown that Multiplex delivery allows for more efficient treatment of vascular lesions by reducing the amount of laser power required and allowing the laser energy to penetrate deeper into the target.

In addition to the Cynergy system, each of our Apogee Elite, Acclaim 7000, and VStar systems can be used for the treatment of vascular lesions.

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

Our Affirm system is our flagship product for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation. The Affirm system is the first micro-rejuvenation system, which includes our patent pending mid-infrared Combined Apex Pulse(TM), or CAP, delivery system and Xenon Pulsed Light, or XPL, technology in one system. Our proprietary CAP technology stimulates collagen production throughout the entire treatment area. Through precise thermal manipulation of the epidermal and dermal tissue, it remodels collagen through the papillary dermis to promote collagen production and skin tightening. The laser energy is delivered through a durable and disposable tip that can treat an average of ten treatment areas. The XPL portion of the system effectively eradicates dyschromia, a common condition associated with aging skin. The XPL provides enhanced outcomes by targeting superficial pigments, veins and the blush of rosacea associated with sun damaged skin.

In 2007, we expanded our anti-aging aesthetic solution to include a new 1320 nm wavelength Nd:YAG laser. The Affirm product family now incorporates three energy sources and the new deep-heating component provided by the new 1320 nm wavelength Nd:YAG laser allows for tissue tightening, as a result of tissue coagulation, which complements the current 1440 nm Nd:YAG laser for fractional micro-rejuvenation and the Xenon Pulsed Light system for discoloration. We began shipping these new upgradeable systems in mid-2007. Customers can also purchase the multi-energy Affirm workstations with three separate energy sources as well as three different lens arrays that encompass the full range of anti-aging applications in a single platform.

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

Each of our Apogee Elite, Acclaim 7000 and Cynergy systems can be used for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions.

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

LaserBodySculpting for the Removal of Unwanted Fat. Liposuction and body sculpting procedures is the number one procedure to remove or reduce fat cells.

Our Smartlipo system is our flagship product for LaserBodySculpting for the removal of unwanted fat. The Smartlipo system was the first laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. The Smartlipo LaserBodySculpting(SM) procedure enables aesthetic surgeons to treat localized deposits of fat. The Smartlipo LaserBodySculpting procedure is performed by inserting a small cannula, or metal tube, containing a laser fiber and placing it under the skin in direct contact with the treatment area. The laser’s energy causes the fat cells to rupture and melt. In addition, the laser’s energy promotes collagen shrinkage and causes a tissue tightening effect. LaserBodySculpting is a minimally invasive procedure; therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures.

In 2007, we released two new Smartlipo workstations, the 10-watt and the 18-watt Smartlipo workstations, that are intended for high-volume aesthetic laser practices, allowing a physician to reduce patient treatment times for laser-assisted liposuction procedures. The 10-watt and 18-watt Smartlipo workstations are available as a standalone unit or as an upgrade to existing systems.

In February 2008, we introduced our Accolade system, which is our flagship solution for the removal of pigmented lesions. The Accolade is a high powered 755 nm, Q-switched Alexandrite laser. The unique combination of various spot sizes and the laser’s high repetition rates allow for rapid treatment. The initial target markets for Accolade includes Japan, Korea and China, where dermal lesions such as Nevus of Ota and Nevus of Ito are common.

Sales and Marketing

We sell our aesthetic treatment systems to the traditional physician customer base of dermatologists and plastic surgeons as well as to the increasing number of non-traditional physician customers who are providing aesthetic services using laser and light-based technology. Non-traditional physician customers can include primary care physicians, obstetricians, gynecologists, ophthalmologists and ear, nose and throat specialists.

We target potential customers through office visits, trade shows and trade journals. We also conduct clinical workshops featuring recognized expert panelists and opinion leaders to promote existing and new treatment techniques using our products. We believe that these workshops enhance customer loyalty and provide us with new sales opportunities. We also use direct mail programs to target specific segments of the market that we seek to access, such as members of medical societies and attendees at meetings sponsored by medical societies or associations. In addition, we have recently implemented a public relations program that has resulted in sales opportunities based on our products being featured in several popular U.S. women’s magazines.

We do not provide financing to our customers to purchase our products. If a potential customer requests financing, we refer the customer to third party financing sources.

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in four European countries, Japan and China and through independent distributors in 44 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in the United Kingdom, France, Germany, Spain, Japan and China. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. Currently, we have written distribution agreements with 18 of our 19 third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 25 field service engineers. Outside of North America, our sales and service subsidiaries and our trained distributors employ 61 field service engineers.

In connection with direct sales of our aesthetic treatment systems, we arrange for the installation of the system and initial product training. Generally, installation and initial training takes less than three hours. The installation is conducted by our field service engineers. We offer a service that is particularly appealing to the non-traditional physician customer and aesthetic spa segments of the market, which have less familiarity with the business aspects of laser and light-based aesthetic treatments than dermatologists and cosmetic surgeons. The cost of installation and initial training for North American purchasers are all included in the purchase price of our systems. We also offer for an additional charge a more comprehensive package of services from the third party consultant.

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

Research and Development

Our research and development team consists of 29 employees with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991.

Our research and development expenses were approximately $6.8 million in 2007, $4.7 million in 2006 and $3.2 million in 2005, none of which was customer sponsored. We expect our research and development expenditures to increase as we continue to devote resources to research and develop new products and technologies.

Manufacturing and Raw Materials

We manufacture all of our products, other than the TriActive LaserDermology and Smartlipo systems, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software.

We design our products, including our Apogee, Cynergy, Acclaim and VStar product families, so that they are built in a modular fashion using fewer components. This approach enables us to manufacture our products more efficiently.

We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Affirm, Apogee, Cynergy, Acclaim and VStar product families. We also depend exclusively on sole source suppliers for Alexandrite rods, which we use in the manufacture of our Apogee products, and for our SmartCool treatment cooling systems.

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

El.En. Commercial Relationship

The TriActive LaserDermology and Smartlipo systems sold by us were developed, and associated intellectual property rights are owned, by El.En. El.En. manufactures, and we distribute, these products pursuant to distribution agreements between us and El.En. These agreements provide us with exclusive distribution rights in the United States and Canada for the TriActive LaserDermology and Smartlipo systems. The transfer prices for products that we currently distribute under the agreements are specified in the agreement; however, they may be changed by El.En. at its discretion upon 30 days’ notice.

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

The distribution agreement for the Smartlipo systems expires in 2014. The distribution agreement relating to the TriActive LaserDermology system will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the distribution agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the distribution agreement for the TriActive LaserDermology and Smartlipo systems if we do not meet annual minimum purchase obligations specified in the agreements.

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

As of December 31, 2007, we owned a total of 38 United States patents, as well as foreign counterparts to 21 of these patents. Our patent portfolio includes patents and patent applications with claims directed to:

•	the design and method of use and operation of our pulse dye laser systems;

•	the design and method of use and operation of our Alexandrite laser systems for hair removal;

•	our Multiplex energy delivery system for our pulse dye lasers; and

•	the design of endoscopic laser and light delivery systems.

The expiration dates for our issued United States patents range from 2013 to 2023. Additionally, El.En. has applied for a patent covering the methods of use and operation of the TriActive LaserDermology system. We do not consider any single patent or patent application that we hold to be material to our business.

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

On November 6, 2006, we entered into a patent cross-license agreement with Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems. In connection with this agreement, we also agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for future sales of hair removal products will range from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Our revenue from systems that do not include hair removal capabilities and revenue from service is not subject to any past or future royalties under this agreement.

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Cynosure(R), Apogee(R), PhotoGenica(R) and SmartCool(R) marks, among others, in the United States. Our other trademarks include Affinity(TM), Acclaim(TM), Apogee Elite(TM), Cynergy(TM), CynosureSpa(TM), PhotoLight(TM), PhotoSilk(TM), PhotoSilk Plus(TM), Smartlipo(TM), Affirm(TM) and LaserDermology(SM). We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the TriActive(R) mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Competition

Our industry is subject to intense competition. Our products compete against laser and other light-based products offered by public companies, such as Candela Corporation, Cutera, Inc., Lumenis Ltd., Palomar Medical Technologies, Inc., Syneron Medical Ltd. and Thermage, Inc., as well as several smaller specialized private companies, such as Reliant Technology, Inc. and Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX(R) and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

Government Regulation

Our products are medical devices subject to extensive and rigorous regulation by the U.S. Food and Drug Administration, or FDA, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical devices distributed domestically are safe and effective for their intended uses.

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

All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with FDA regulations for institutional review board approval and for informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or inconclusive or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application, or 510(k) clearance, for numerous reasons, including, but not limited to, the following:

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

The FDA may require us to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. These inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money and effort to maintain compliance. The FDA has inspected our current manufacturing facility in September 2005 and we believe that we are in substantial compliance with the QSR. Since 1994, we have received five untitled letters from the FDA regarding alleged violations caused by our promotional activities. We have responded to these letters and the FDA found our responses acceptable.

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

The primary regulatory environment in Europe is that of the European Union, which consists of 27 countries encompassing most of the major countries in Europe. The European Union has adopted numerous directives, and European Standardization Committees have promulgated voluntary standards, regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union and the member states of the European Free Trade Association, including Switzerland.

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

Employees

As of December 31, 2007, we had 295 employees, including 134 employees in sales and marketing functions, 29 employees in research, development and engineering functions, 98 employees in manufacturing and service functions and 34 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Although we were profitable in 2004, 2005 and 2007, we incurred operating losses in two of the last five years. Our net losses were approximately $0.7 million in 2006 and $0.5 million in 2003. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock will decline, and you could lose all or a part of your investment.

Our competition may prevent us from achieving further market penetration or improving operating results.

Competition in the aesthetic laser industry is intense. Our products compete against products offered by public companies, such as Candela Corporation, Cutera, Inc., Laserscope, Lumenis Ltd., Palomar Medical Technologies, Inc., Syneron Medical Ltd. and Thermage, Inc., as well as several smaller specialized private companies, such as Reliant Technology, Inc. and Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

We sell our products in 50 foreign countries, and we therefore are subject to risks associated with having international operations. Sales of our products outside of North America accounted for 36% of our revenue for 2007, 42% of our revenue for 2006 and 41% of our revenue in 2005.

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

We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 46% of our total 2007 revenues outside of North America. Substantially all of the remaining 54% of our total 2007 revenues outside of North America were sales in euros, British pounds and Japanese yen. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, the United Kingdom, Germany, Spain, France, Japan and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 17% of our product revenue in 2007, 18% of our product revenue in 2006 and 17% of our product revenue in 2005. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 18 of our 19 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

Because we do not require training for users of our non-invasive products, and sell these products to non-physicians, there exists an increased potential for misuse of these products, which could harm our reputation and our business.

Federal regulations allow us to sell our products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our non-invasive products, nor do we require that direct medical supervision occur. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

In May 2005, we were sued in Massachusetts state court by Dr. Ari Weitzner, individually and as putative representative of a purported class under the TCPA. The lawsuit alleges that we violated the TCPA by sending unsolicited advertisements by facsimile. We believe the number of unsolicited facsimiles to be quite large.

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

We have experienced significant growth in the scope of our operations and the number of our employees. For example, our revenue increased from $27.1 million in 2003 to $124.3 million in 2007, and the number of our employees increased from 138 at the beginning of 2003 to 295 as of December 31, 2007. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

In addition to the factors discussed below regarding El.En.’s ability to control the election of a majority of the members of our board of directors, El.En. and our executive officers and directors, in the aggregate, beneficially own approximately 24% of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval. For example, these persons could control any amendment of our certificate of incorporation and bylaws and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. Please also see the discussion under “Risks Related to Our Relationship with El.En.—El.En. has substantial control over us and could delay or prevent a change of control.”

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

Due to our current inability to sell certain of our Auction Rate Securities, the securities may experience an other-than-temporary decline in value, and funds associated with the securities may be inaccessible in excess of 12 months, resulting in an adverse impact to our income and results of operations.

Our marketable securities portfolio, which totaled $47.1 million at December 31, 2007, included Auction Rate Securities, or ARS, of $29.3 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to 35 days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue and could result in either temporary or other-than-temporary impairments of our ARS holdings. We have the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would be required to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for longer than twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

Risks Related to Our Relationship with El.En.

El.En. has substantial control over us and could delay or prevent a change of control.

El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. El.En. owns approximately 100% of our outstanding class B common stock, which comprises 24% of our aggregate outstanding common. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our TriActive LaserDermology and Smartlipo products, El.En. may compete with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products outside of North America. Our business could be materially and adversely affected by competition from El.En.

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

El.En. may sell all or part of the shares of our class B common stock that it owns, at which time those shares would automatically convert into shares of our class A common stock. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares. Consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our class A common stock.

If El.En. sells the shares of our stock held by it and no longer has control over us, our commercial relationship with El.En. may be adversely affected.

El.En. has advised us that it currently does not intend to sell its shares of our common stock in the foreseeable future. However, El.En.’s plans and intentions may change at any time. El.En. is not subject to any contractual obligation to maintain an ownership position in our shares.

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

Our products are classified as medical devices and are subject to extensive regulation by the FDA and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained.

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

We are currently required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraphs, any of which could cause our business and operating results to suffer.

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

In July 2005, we moved our executive offices and our manufacturing, research and development and warehouse operations to a 55,000 square foot facility that we lease in Westford, Massachusetts. In October 2007, we amended this lease to include an additional 12,500 square feet of office space. The lease on this facility expires in December 2012. In addition, we lease an aggregate of approximately 5,300 square feet of space at six other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. We believe the number of unsolicited facsimiles to be quite large. The plaintiff recently filed a motion seeking class certification, which we are opposing. Until this motion is ruled on, it would be premature to speculate about our potential exposure in the case.

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

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the U. S. District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. The plaintiffs’ and Sona have settled the plaintiffs’ claims against Sona. We have moved to dismiss the plaintiffs’ claims against us. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In June 2006, Baltimore Laser Solutions, Inc. and Kevin T. Campbell, filed suit against us and one of our former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the U. S. District Court in the District of Maryland. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. On April 11, 2007, upon a motion by the Sona defendants, the Court dismissed the suit in its entirety, without prejudice.

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Our complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against us in the same court alleging patent infringement by us. CoolTouch’s counterclaim alleges that our Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that our Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. We are vigorously prosecuting our claims against CoolTouch and defending against CoolTouch’s counterclaims. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.

Our class A common stock trades on The Nasdaq Global Market under the symbol “CYNO.” The following table sets forth, for the periods indicated, the high and low sales prices of our class A common stock on The Nasdaq Global Market.

	High	Low
Fiscal Year Ended December 31, 2006
First quarter	$22.49	$16.94
Second quarter	$18.82	$12.96
Third quarter	$15.38	$11.38
Fourth quarter	$19.13	$13.93

Fiscal Year Ended December 31, 2007
First quarter	$30.57	$15.85
Second quarter	$39.18	$26.11
Third quarter	$39.10	$26.14
Fourth quarter	$45.00	$25.20

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

On March 7, 2008, the closing price per share of our class A common stock was $18.91, as reported on The Nasdaq Global Market. The number of record holders of our class A common stock as of March 7, 2008 was 10. The number of record holders of our class B common stock as of March 7, 2008 was four.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling shareholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the Securities and Exchange Commission on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through December 31, 2007, we used approximately $18.4 million for general corporate purposes, with the remaining $82.4 million in proceeds invested in cash and cash equivalents and marketable securities.

Item 6.	Selected Consolidated Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$124,315	$78,401	$56,262	$40,364	$25,525
Revenues from related party	—	—	—	1,269	1,600

Total revenues	124,315	78,401	56,262	41,633	27,125
Cost of revenues	44,507	32,920	25,843	20,465	14,207

Gross profit	79,808	45,481	30,419	21,168	12,918
Operating expenses:
Sales and marketing	42,058	26,213	17,506	12,627	8,752
Research and development	6,827	4,673	3,199	3,222	2,501
General and administrative	11,346	8,975	5,103	4,108	3,790
Royalty settlement	—	10,000	—	—	—

Total operating expenses	60,231	49,861	25,808	19,957	15,043

Income (loss) from operations	19,577	(4,380)	4,611	1,211	(2,125)
Interest income (expense), net	2,516	2,579	89	(122)	(62)
(Loss) gain on investments	(171)	118	—	3,019	—
Other income (expense), net	866	813	(368)	976	1,822

Income (loss) before provision for (benefit from) income taxes and minority interest	22,788	(870)	4,332	5,084	(365)
Provision for (benefit from) income taxes	8,276	(266)	102	(276)	72
Minority interest in net income of subsidiary	—	46	70	64	63

Net income (loss)	$14,512	$(650)	$4,160	$5,296	$(500)

Basic net income (loss) per share	$1.21	$(0.06)	$0.64	$0.93	$(0.09)

Diluted net income (loss) per share	$1.15	$(0.06)	$0.54	$0.92	$(0.09)

Basic weighted average common shares outstanding	11,993	11,084	6,522	5,700	5,530

Diluted weighted average common shares outstanding	12,654	11,084	7,715	5,773	5,530

	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$86,097	$57,246	$64,646	$4,028	$2,111
Working capital	113,732	80,460	79,227	10,678	4,572
Total assets	149,844	109,566	100,168	28,001	18,228
Capital lease obligation, net of current portion	794	1,069	814	476	81
Retained earnings (accumulated deficit)	20,332	5,820	6,470	2,310	(2,986)
Total stockholders’ equity	120,878	85,870	83,151	14,640	7,288

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems used by physicians and other practitioners that incorporate laser and light-based energy sources. As of December 31, 2007, we had sold more than 7,100 aesthetic treatment systems worldwide.

We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we recruited a new management team that has implemented a comprehensive reorganization of our company, including:

•	redesigning many of our existing products;

•	introducing innovative new products and technologies;

•	streamlining and rationalizing our manufacturing processes;

•	reorganizing and expanding our research and development, sales and marketing and distribution capabilities; and

•	enhancing our customer service network.

Since the beginning of 2004, we have introduced 13 new aesthetic treatment systems, including our six flagship products:

•	the Apogee Elite system, our flagship product for hair removal, in March 2004;

•	the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005;

•	the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in February 2004;

•	the Affirm system, our flagship product for anti-aging, in April 2006; and

•	the Smartlipo system, our flagship product for LaserBodySculptingSM for the removal of unwanted fat, in November 2006.

•	the Accolade system, our flagship product for the removal of pigmented lesion, in February 2008.

As a result of our product development efforts, we incurred increased research and development expenses in absolute dollars, although not as a percentage of revenues, during each of 2007 and 2006.

We have expanded our direct sales and marketing organization from 22 employees as of December 31, 2003 to 134 employees as of December 31, 2007. In addition, we have expanded our distribution relationships and have 19 distributors covering 44 countries as of December 31, 2007.

We redesigned or introduced a number of our products, including our Apogee, Cynergy, Acclaim and Affirm product families, so that they are built in a modular fashion using fewer components. We began shipping these redesigned products in the second quarter of 2005. We believe that this new approach allows our platform technology to be easily upgradeable, increases the scalability and efficiency of our production process and facilitates improvements in field service diagnosis and repair.

In 2007, we released two new Smartlipo workstations, the 10-watt and the 18-watt Smartlipo workstations, that are intended for high-volume aesthetic laser practices, allowing a physician to reduce patient treatment times for laser-assisted liposuction procedures. The 10-watt and 18-watt Smartlipo workstations are available as a standalone unit or as an upgrade to existing systems.

Financial Operations Overview

Revenues

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. In 2007, we derived approximately 97% of our revenues from sales of our products and 3% of our revenues from service. In 2006, we derived approximately 95% of our revenues from sales of our products and 5% of our revenues from service. In 2005, we derived approximately 92% of our revenues from sales of our products, 6% of our revenues from service and 2% of our revenues from a revenue sharing arrangement with Sona MedSpa, which was terminated during 2006. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed. Over the past three years, service revenues as a percentage of total revenues has decreased due to the significant increase in our product sales during this three year period. Due to our one-year service warranty provided on all sales of our systems, our service revenues have a slight lag behind such product revenues.

We sell directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. In 2007, we derived 36% and in 2006, we derived 44% of our revenues from sales outside North America. As of December 31, 2007, we had 66 sales employees in North America, 27 sales employees in four European countries, Japan and China and distributors that cover 44 countries. The following table provides revenue data by geographical region for the years ended December 31, 2007, 2006 and 2005:

	Percentage of Revenues
	Year Ended December 31,
	2007	2006	2005
Region
North America	64%	56%	59%
Europe	22	26	23
Asia/Pacific	10	13	12
Other	4	5	6

Total	100%	100%	100%

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

Interest Income (Expense), net

Interest income consists primarily of interest earned on our marketable securities portfolio consisting mainly of state and municipal bonds. Interest expense consists primarily of interest due on capitalized leases.

Provision for Income Taxes

As of December 31, 2006, we maintained a full valuation allowance on all of our foreign deferred tax assets. During 2007, we made the determination that, based on the weight of all available evidence, it is now more likely than not that we will realize a tax benefit for our deferred tax assets in most of our jurisdictions. As a result, we have released the valuation allowance on the deferred tax assets in all of our foreign jurisdictions, with the exception of Germany. A tax benefit of $429,000 was realized in the foreign deferred tax provision for the release of this valuation allowance. As of December 31, 2007, we had foreign net operating loss carryforwards of approximately $2,367,000 available to reduce future foreign taxable income related to Germany, which do not expire.

Results of Operations

Year Ended December 31, 2007 and 2006

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Change 2006 to 2007
	Amount	As a % of Revenues	Amount	As a % of Revenues	$ Change	% Change
	(Dollars in thousands)
Revenues	$124,315	100%	$78,401	100%	$45,914	59%
Cost of revenues	44,507	36	32,920	42	11,587	35

Gross profit	79,808	64	45,481	58	34,327	75
Operating expenses:
Sales and marketing	42,058	34	26,213	33	15,845	60
Research and development	6,827	5	4,673	6	2,154	46
General and administrative	11,346	9	8,975	11	2,371	26
Royalty settlement	—	—	10,000	13	(10,000)	-100

Total operating expenses	60,231	48	49,861	63	10,370	21

Income (loss) from operations	19,577	16	(4,380)	(5)	23,957	547
Interest income, net	2,516	2	2,579	3	(63)	-2
(Loss) gain on investments	(171)	—	118	—	(289)	-245
Other income, net	866	1	813	1	53	7

Income (loss) before provision for (benefit from) income taxes and minority interest	22,788	18	(870)	(1)	23,658	2719
Provision for (benefit from) income taxes	8,276	7	(266)	—	8,542	3211
Minority interest in net income of subsidiary	—	—	46	—	(46)	-100

Net income (loss)	$14,512	12%	$(650)	(1)%	$15,162	2333%

Revenues

Revenues in the year ended December 31, 2007 exceeded revenues in 2006 by $45.9 million, or 59%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2007	2006
Product sales in North America	$73,728	$39,784	$33,944	85%
Product sales outside North America	36,941	28,373	8,568	30
Original equipment manufacturer sales and revenue sharing	1,164	1,183	(19)	(2)
Parts, accessories and service sales	12,482	9,061	3,421	38

Total Revenues	$124,315	$78,401	$45,914	59%

•

Revenues from the sale of products in North America increased $33.9 million, or 85%, to $73.7 million in 2007 as compared to $39.8 million in 2006. The increase was attributable to an increase in the number of product units sold and a higher average selling price due to a favorable change in product mix. The increase in North American revenues resulted in part from the reorganization and expansion of our North American sales organization, including the hiring of 20 additional direct sales employees between December 31, 2006 and 2007. The increase also resulted from the introduction of new products, particularly our Affirm and Smartlipo systems, which were introduced in late 2006.

•

Revenues from sales of products outside of North America increased $8.6 million, or 30%, to $36.9 million in 2007 as compared to $28.4 million in 2006. The increase was mainly attributable to an increase in sales in Europe of $6.1 million, or 35%, over 2006, and an increase in sales in Asia/Pacific of $2.3 million, or 31%, over 2006, resulting from a favorable change in product mix and our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors.

•	Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement remained relatively flat, year over year.

•

Revenues from the sale of parts and accessories and services increased $3.4 million, or 38%, to $12.5 million in 2007 as compared to $9.1 million in 2006. The increase was primarily attributable to an increase in revenues generated from the sale of disposable components, related to our Affirm and Smartlipo systems that were introduced in late 2006, and parts. The increase also relates to an increase in revenues generated from service contracts year over year, both of which are related to the overall increase in volume of sales during the past three years.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2007	2006
Cost of revenues (in thousands)	$44,507	$32,920	$11,587	35%
Cost of revenues (as a percentage of total revenues)	36%	42%

Cost of revenues increased $11.6 million, or 35%, to $44.5 million in 2007, as compared to $32.9 million in 2006. The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products and royalties incurred on the sale of hair-removal systems. Included in cost of revenues for 2006 was a write off of $0.7 million related to inventory delivered under an agreement with Sona MedSpa, which was terminated in June 2006, for which there was no related expense in 2007. Our cost of revenues decreased as a percentage of revenues to 36% in 2007 from 42% in 2006, resulting in an increase in our gross margin of 6% between the two years. The improved margin resulted primarily from higher average selling prices of our products due to a favorable change in product mix, in part as a result of the introduction of our Affirm and Smartlipo systems at the end of 2006 for which there was a full year of product sales in 2007 related to these new systems, a more favorable distribution mix toward direct sales and the write-off of inventory related to Sona MedSpa.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2007	2006
Sales and marketing (in thousands)	$42,058	$26,213	$15,845	60%
Sales and marketing (as a percentage of total revenues)	34%	33%

Sales and marketing expenses increased $15.8 million, or 60%, to $42.1 million in 2007, as compared to $26.2 million in 2006. The increase was primarily attributable to an increase of $8.4 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, which includes an increase of $4.1 million in commissions expense, an increase of $1.2 million in non-cash stock-based compensation expense, and an increase of $3.2 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $3.0 million, primarily due to our increased number of clinical workshops and trade shows, as well as other promotional efforts. As a percentage of revenues, sales and marketing expenses remained relatively consistent, with no material difference as a percentage of revenue.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2007	2006
Research and development (in thousands)	$6,827	$4,673	$2,154	46%
Research and development (as a percentage of total revenues)	5%	6%

Research and development expenses increased $2.2 million or 46%, to $6.8 million in 2007, as compared to $4.7 million in 2006. The increase was primarily attributable to an increase of $0.5 million in personnel costs and in increase in project research costs and product engineering expenses of $0.9 million related to the ongoing development of new products and accessories. The increase is also attributable to an increase of $0.8 million in stock-based compensation expense. As a percentage of revenues, research and development expenses decreased to 5% in 2007 from 6% in 2006.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2007	2006
General and administrative (in thousands)	$11,346	$8,975	$2,371	26%
General and administrative (as a percentage of total revenues)	9%	11%

General and administrative expenses increased $2.4 million, or 26%, to $11.3 million in 2007, as compared to $9.0 million in 2006. The increase was primarily attributable to an increase of $1.3 million in personnel costs and an increase of $1.0 million in stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 9% in 2007 from 11% in 2006.

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

Interest Income, net; (Loss) Gain on Investment and Other Income, net

	Year Ended December 31,		$ Change	% Change
	2007	2006
Interest income, net (in thousands)	$2,516	$2,579	$(63)	-2%
(Loss) gain on investment (in thousands)	(171)	118	(289)	-245%
Other income, net (in thousands)	866	813	53	7%

Interest income (expense), net remained relatively consistent, year over year due to increases in interest income from increased cash balances available for investment offset by decreases in investment yields as a result of transitioning our investment portfolio from investments in taxable securities to investments in tax-free securities. In 2007, we recognized a net loss of $0.2 million due to an impairment loss on the value of the securities received in 2006 in connection with the sale of our investment in Solx for which we recognized a gain of $0.1 million in 2006. Other income increased to $0.9 million in 2007 from $0.8 million in 2006. The increase was partially attributable to the increase in foreign currency remeasurement gains, year over year.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		$ Change	% Change
	2007	2006
Provision for (benefit from) income taxes (in thousands)	$8,276	$(266)	$8,542	3211%
Provision (benefit) as a percentage of income (loss) before provision for (benefit from) income taxes and minority interest	36%	(31)%

The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. In 2007, we recorded an income tax provision of $8.3 million, representing an effective tax rate of 36%. In 2006, we recorded an income tax benefit of $0.3 million, representing an effective tax rate of 31%. The increase in our effective tax rate was due to a provision for income taxes of $702,000 recorded in 2007 primarily related a one-time intercompany bad debt deduction claimed in error that was identified as a result of our 2003 U.S. IRS examination, which was settled in December 2007. We concluded the effect of this error was not material to our financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements were not restated. We also concluded that providing for the correction of the error in 2007 would not have a material effect on our financial statements for the year ended December 31, 2007. The increase in the effective tax rate related to the additional provision noted previously, was partially offset by the reduction in foreign tax rates, the mixture of jurisdictional earnings, and the recognition of previously unbenefited deferred tax assets. In 2006, we recorded a benefit related to net operating losses generated in 2006, which offsets the provision for current taxable income. Additionally, although we had an income tax provision of $8.3 million in 2007, we had no current U.S. federal income taxes payable due to the benefit from stock option exercises.

Year Ended December 31, 2006 and 2005

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Change 2005 to 2006
	Amount	As a % of Revenues	Amount	As a % of Revenues	$ Change	% Change
	(Dollars in thousands)
Revenues	$78,401	100%	$56,262	100%	$22,139	39%
Cost of revenues	32,920	42	25,843	46	7,077	27

Gross profit	45,481	58	30,419	54	15,062	50
Operating expenses:
Sales and marketing	26,213	33	17,506	31	8,707	50
Research and development	4,673	6	3,199	6	1,474	46
General and administrative	8,975	11	5,103	9	3,872	76
Royalty settlement	10,000	13	—	—	10,000	—

Total operating expenses	49,861	63	25,808	46	24,053	93

(Loss) income from operations	(4,380)	(5)	4,611	8	(8,991)	-195
Interest income (expense), net	2,579	3	89	—	2,490	2798
Gain on sale of investment	118	—	—	—	118	—
Other income (expense), net	813	1	(368)	(1)	1,181	321

(Loss) income before (benefit from) provision for income taxes and minority interest	(870)	(1)	4,332	7	(5,202)	-120
(Benefit from) provision for income taxes	(266)	—	102	—	(368)	-361
Minority interest in net income of subsidiary	46	—	70	—	24	34

Net (loss) income	$(650)	(1)%	$4,160	7%	$(4,810)	-116%

Revenues

Revenues in the year ended December 31, 2006 exceeded revenues in 2005 by $22.1 million, or 39%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2006	2005
Product sales in North America	$39,784	$27,803	$11,981	43%
Product sales outside North America	28,373	17,656	10,717	61
Original equipment manufacturer sales and revenue sharing	1,183	3,792	(2,609)	(69)
Parts, accessories and service sales	9,061	7,011	2,050	29

Total Revenues	$78,401	$56,262	$22,139	39%

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

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2006	2005
Cost of revenues (in thousands)	$32,920	$25,843	$7,077	27%
Cost of revenues (as a percentage of total revenues)	42%	46%

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

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2006	2005
Sales and marketing (in thousands)	$26,213	$17,506	$8,707	50%
Sales and marketing (as a percentage of total revenues)	33%	31%

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

Research and Development

	Year Ended December 31,		$ Change	% Change
	2006	2005
Research and development (in thousands)	$4,673	$3,199	$1,474	46%
Research and development (as a percentage of total revenues)	6%	6%

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

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2006	2005
General and administrative (in thousands)	$8,975	$5,103	$3,872	76%
General and administrative (as a percentage of total revenues)	11%	9%

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

Interest Income, net; Gain on Sale of Investment and Other Income (Expense), net

	Year Ended December 31,		$ Change	% Change
	2006	2005
Interest income, net (in thousands)	$2,579	$89	$2,490	2798%
Gain on sale of investment (in thousands)	118	—	118	—
Other income (expense), net (in thousands)	813	(368)	1,181	321%

Interest income, net increased to $2.6 million in 2006 from $89,000 in 2005. The increase resulted from interest earned on increased cash balances available for investment due to our initial public offering in December 2005. In 2006, we recorded a gain of $0.1 million on the sale of our equity interest in Solx, Inc. to a public company in exchange for consideration in cash and shares of common stock in the acquiring company. We had no similar gain in 2005. Other income (expense) increased to $0.8 million in income in 2006 from $0.4 million in expense in 2005. The increase was partially attributable to an increase in foreign currency remeasurement gains during 2006, as compared to foreign currency remeasurement losses during 2005.

(Benefit from) Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2006	2005
(Benefit from) provision for income taxes (in thousands)	$(266)	$102	$(368)	(361)%
(Benefit) provision as a percentage of (loss) income before (benefit from) provision for income taxes and minority interest	(31)%	2%

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

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private placements of equity securities, short-term borrowings and funds generated from our operations. In December 2005, we completed our initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 5,750,000 shares of our class A common stock, including an over-allotment option of 750,000 shares. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million.

At December 31, 2007, our cash, cash equivalents and marketable securities were $86.1 million as compared to $57.2 million at December 31, 2006. Our cash and cash equivalents of $39.0 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our marketable securities of $47.1 million consist of investments in various state and municipal governments all of which mature by July 1, 2009.

Commencing on February 13, 2008, certain Auction Rate Securities (“ARS”) that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $26.3 million of February 28, 2008. We have the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would be required to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for longer than twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

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

Cash Flows

Net cash provided by operating activities was $21.4 million for the year ended December 31, 2007. This resulted primarily from net income for the period of $14.5 million, increased by approximately $8.6 million in depreciation and stock-based compensation expense and decreased by approximately $1.8 million in deferred income tax benefits. Net changes in working capital items decreased cash from operating activities by approximately $0.4 million principally related to an increase in inventory for anticipated future sales and an increase in accounts receivable reflecting the record sales during the fourth quarter of 2007, offset by an increase in accrued expenses. Net cash used in investing activities was $8.2 million for the year ended December 31, 2007, which consisted primarily of $72.1 million used to purchase marketable securities, offset by $68.2 million in proceeds generated from sales and maturities of securities, $4.2 million used for fixed asset purchases. Net cash provided by financing activities during the year ended December 31, 2007 was $12.8 million, principally relating to proceeds from option exercises of $6.1 million, tax benefits related to stock options of $7.4 million and offset by $0.4 million in payments on capital lease obligations.

Net cash used in operating activities was $4.1 million for the year ended December 31, 2006. This resulted primarily from net loss for the period of $0.7 million, increased by approximately $4.9 million in depreciation and stock-based compensation expense and decreased by approximately $1.1 million in deferred income tax benefits and $0.6 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $6.7 million principally related to the $10.0 million payment to Palomar during 2006, an increase in inventory for anticipated future sales and an increase in accounts receivable reflecting the record sales during the fourth quarter of 2006. Net cash used in investing activities was $46.6 million for the year ended December 31, 2006, which consisted primarily of $188.9 million used to purchase marketable securities, offset by $145.9 million in proceeds generated from sales and maturities of securities, $3.2 million used for fixed asset purchases and $0.6 million used to purchase the remaining minority interest in Suzhou Cynosure Medical Devices, Co. Net cash provided by financing activities during the year ended December 31, 2006 was $0.5 million, principally relating to proceeds from option exercises of $0.5 million, tax benefits related to stock options of $0.4 million and offset by $0.4 million in payments on capital lease obligations.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. In addition, we guaranteed the lease obligations for two facilities that are operated by Sona MedSpa and will be obligated to pay these leases if Sona MedSpa can not or does not make the required lease payments. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2007.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$1,519	$596	$765	$158	$—
Operating leases	5,713	1,203	2,151	2,359	—
Lease guarantees	157	54	84	19	—

Total contractual obligations	$7,389	$1,853	$3,000	$2,536	$—

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

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $24.1 million as of December 31, 2007, compared with $19.9 million as of December 31, 2006. The allowance for doubtful accounts as of December 31, 2007 was $1.5 million and as of December 31, 2006 was $1.0 million. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. While our credit losses have historically been within our expectations and the allowances established, we may not continue to experience the same credit losses that we have in the past, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $22.4 million as of December 31, 2007 compared to $17.6 million as of December 31, 2006. Our inventory allowance as of December 31, 2007 was $1.6 million and as of December 31, 2006 was $1.0 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

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

During the year ended December 31, 2006, we applied an estimated annual forfeiture rate of 1% in determining the expense recorded in the consolidated statements of income. Upon review of our actual rate of forfeitures since the adoption of SFAS 123(R), and in consideration of management’s expectations for future forfeitures, we changed our estimated annual forfeiture rate in 2007 from 1% to 5%. This change in estimate was applied retrospectively and we recorded a cumulative catch-up adjustment of approximately $313,000 as a reduction in stock-based compensation expense during the year ended December 31, 2007.

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to our initial public offering in December 2005, we believe there is not adequate information on the volatility of our own shares. As such, our estimated expected stock price volatility is based on a weighted-average of our own historic volatility and the average volatility of other similar companies in the same industry. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted since adoption of SFAS 123(R) was derived from the short-cut method described in SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

We generally report tax positions in our financial statements as they are reported on tax returns as filed or to be filed. A tax benefit is reflected in the financial statements only if it is “more-likely-than-not” that we will be able to sustain the tax position, based on its technical merits. Tax benefits from uncertain tax positions that reduce current or future income tax liabilities are reported in the financial statements only to the extent each benefit is recognized and measured, in accordance with the provisions of FIN 48. As a result of adopting FIN 48, we determined that no material cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. We further determined, based on our analysis, that there were no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate for the year ended December 31, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159), in order to permit entities to choose to measure many financial instruments and certain other eligible items at fair value at specified election dates and, thereby, mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The provisions of SFAS 159 are to be applied prospectively as of January 1, 2008; however early adoption is permitted, subject to certain restrictions, as defined. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R), Applying the Acquisition Method (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141(R) will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160), which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect that the adoption of SFAS 160 will have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity. Our marketable securities portfolio, which totaled $47.1 million at December 31, 2007, includes Auction Rate Securities (“ARS”) of $29.3 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings. We have the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would be required to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for longer than twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31,
	2007	2008	2009
Investments (at fair value)	$47,076	$44,481	$2,595
Weighted average interest rate	5.23%	5.23%	5.27%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 46% of our total international revenues during the year ended December 31, 2007. Substantially all of the remainder of our revenues was from sales in euros, British pounds and Japanese yen. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included beginning on page F-1 and are incorporated in this report by reference

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cynosure, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007 of Cynosure, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 11, 2008

Item 9B.	Other Information

In October 2007, we entered into Amendment No. 1 to the Lease, dated January 31, 2005, with Glenborough Fund V, Limited Partnership. Under the amendment, we agreed to lease an additional 12,500 square feet of office space, and we extended the term of the lease to December 31, 2012. The aggregate annual rent for the leased space is approximately $1.1million.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2008 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2008 Proxy Statement under the caption “Corporate Governance” and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2008 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2008 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2008 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2008 Proxy Statement under the captions “RELATED-PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this report by reference

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2008 Proxy Statement under the caption “PROPOSAL 3—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   1. Financial Statements. The financial statements and notes thereto annexed to this report begin on page F-1.

2. Financial Statement Schedules. None

3. Exhibits. The Exhibit Index annexed to this report, and immediately preceding the exhibits, is incorporated by reference.

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

Signature	Title	Date

/s/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2008

/s/ TIMOTHY W. BAKER Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	March 13, 2008

/s/ ANDREA CANGIOLI Andrea Cangioli	Director	March 13, 2008

/s/ PAUL F. KELLEHER Paul F. Kelleher	Director	March 13, 2008

/s/ LEONARDO MASOTTI Leonardo Masotti	Director	March 13, 2008

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	March 13, 2008

/s/ GEORGE J. VOJTA George J. Vojta	Director	March 13, 2008

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 11, 2008

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$39,011	$13,690
Marketable securities	47,086	43,556
Accounts receivable, net of allowance of $1,451 and $1,009 in 2007 and 2006, respectively	24,124	19,871
Amounts due from related parties (Note 10)	8	335
Inventories	22,442	17,624
Prepaid expenses and other current assets	4,425	4,977
Deferred income taxes	4,161	2,604

Total current assets	141,257	102,657
Property and equipment, net	7,146	5,662
Other assets	1,441	1,247

Total assets	$149,844	$109,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loan	$—	$167
Accounts payable	2,810	5,986
Amounts due to related party (Note 10)	2,311	1,052
Accrued expenses	17,980	11,077
Deferred revenue	3,939	3,476
Capital lease obligation	485	439

Total current liabilities	27,525	22,197
Capital lease obligation, net of current portion	794	1,069
Deferred revenue, net of current portion	421	311
Other noncurrent liability	226	119
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2007 and 2006 Issued—no shares as of December 31, 2007 and 2006	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2007 and 2006 Issued—12,448 and 11,210 shares as of December 31, 2007 and 2006, respectively	12	11
Additional paid-in capital	101,298	81,026
Retained earnings	20,332	5,820
Accumulated other comprehensive loss	(477)	(700)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	120,878	85,870

Total liabilities and stockholders’ equity	$149,844	$109,566

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$124,315	$78,401	$56,262
Cost of revenues	44,507	32,920	25,843

Gross profit	79,808	45,481	30,419
Operating expenses:
Sales and marketing	42,058	26,213	17,506
Research and development	6,827	4,673	3,199
General and administrative	11,346	8,975	5,103
Royalty settlement (Note 3)	—	10,000	—

Total operating expenses	60,231	49,861	25,808

Income (loss) from operations	19,577	(4,380)	4,611
Interest income, net	2,516	2,579	89
(Loss) gain on investments (Note 9)	(171)	118	—
Other income (expense), net	866	813	(368)

Income (loss) before provision for (benefit from) income taxes and minority interest	22,788	(870)	4,332
Provision for (benefit from) income taxes	8,276	(266)	102
Minority interest in net income of subsidiary	—	46	70

Net income (loss)	$14,512	$(650)	$4,160

Basic net income (loss) per share	$1.21	$(0.06)	$0.64

Diluted net income (loss) per share	$1.15	$(0.06)	$0.54

Basic weighted average common shares outstanding	11,993	11,084	6,522

Diluted weighted average common shares outstanding	12,654	11,084	7,715

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Common Stock		Class A and B Common Stock							Treasury Stock
	Shares	$0.01 Par Value	Shares	$0.001 Par Value	Additional Paid-In Capital	Notes Receivable from Stockholders	Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Shares	Cost	Total Stockholders Equity	Comprehensive Income (Loss)
Balance at December 31, 2004	6,279	$63	—	$—	$12,990	$(3)	$2,310	$—	$(433)	(36)	$(287)	$14,640	$5,302

Sale of common stock	—	—	—	—	—	—	—	—	—	495	1,485	1,485
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(495)	(1,485)	(1,485)
Issuance of common stock from public offering, net of offering costs of $2,239	—	—	4,750	5	64,019	—	—	—	—	—	—	64,024
Conversion of common stock	(6,279)	(63)	6,279	6	57	—	—	—	—	—	—	—
Issuance of stock options to non-employees	—	—	—	—	205	—	—	—	—	—	—	205
Deferred stock-based compensation in connection with stock options issued to employees	—	—	—	—	1,690	—	—	(1,690)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	264	—	—	—	264
Repayment of note receivable from stockholders	—	—	—	—	—	3	—	—	—	—	—	3
Exercise of stock options	—	—	36	—	109	—	—	—	—	—	—	109
Net income	—	—	—	—	—	—	4,160	—	—	—	—	4,160	$4,160
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(254)	—	—	(254)	(254)

Balance at December 31, 2005	—	—	11,065	11	79,070	—	6,470	(1,426)	(687)	(36)	(287)	83,151	$3,906

Reclassification of deferred compensation	—	—	—	—	(1,426)	—	—	1,426	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,539	—	—	—	—	—	—	2,539
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	—	—	397	—	—	—	—	—	—	397

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME—(Continued)

(In thousands)

	Common Stock		Class A and B Common Stock							Treasury Stock
	Shares	$0.01 Par Value	Shares	$0.001 Par Value	Additional Paid-In Capital	Notes Receivable from Stockholders	Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Shares	Cost	Total Stockholders Equity	Comprehensive Income (Loss)
Additional IPO costs	—	—	—	—	(38)	—	—	—	—	—	—	(38)
Exercise of stock options	—	—	145	—	484	—	—	—	—	—	—	484
Net loss	—	—	—	—	—	—	(650)	—	—	—	—	(650)	$(650)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	29	—	—	29	29
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	—	—	—	—	(42)	—	—	(42)	(42)

Balance at December 31, 2006	—	—	11,210	11	81,026	—	5,820	—	(700)	(36)	(287)	85,870	$(663)

Stock-based compensation expense	—	—	—	—	5,777	—	—	—	—	—	—	5,777
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	—	—	8,434	—	—	—	—	—	—	8,434
Exercise of stock options	—	—	1,238	1	6,061	—	—	—	—	—	—	6,062
Net income	—	—	—	—	—	—	14,512	—	—	—	—	14,512	$14,512
Cumulative translation adjustment	—	—	—	—	—	—	—	—	155	—	—	155	155
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	—	—	—	—	68	—	—	68	68

Balance at December 31, 2007	—	$—	12,448	$12	$101,298	$—	$20,332	$—	$(477)	(36)	$(287)	$120,878	$14,735

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$14,512	$(650)	$4,160
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,792	2,411	1,769
Loss (gain) on sale of investment	259	(118)	—
Stock-based compensation	5,777	2,474	469
Deferred income taxes	(1,742)	(1,079)	(1,846)
Minority interest in consolidated subsidiary	—	46	22
Accretion of discounts on marketable securities	281	(581)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,496)	(5,800)	(5,506)
Due from related party	327	(263)	(72)
Inventories	(4,184)	(2,969)	(4,078)
Net book value of demonstration inventory sold	247	177	315
Prepaid expenses and other current assets	1,574	(4,171)	(275)
Accounts payable	(3,261)	2,451	(242)
Due to related party	1,256	78	60
Accrued expenses	6,545	3,872	1,255
Deferred revenue	454	(58)	2,901
Other noncurrent liability	97	77	42

Net cash provided by (used in) operating activities	21,438	(4,103)	(1,026)
Investing activities:
Purchases of property and equipment	(4,238)	(3,190)	(2,782)
Proceeds from the sales and maturities of securities	68,174	145,894	500
Purchases of marketable securities	(72,140)	(188,561)	—
Acquisition of minority interest	—	(640)	—
Decrease (increase) in other assets	12	(54)	(165)

Net cash (used in) provided by investing activities	(8,192)	(46,551)	(2,447)
Financing activities:
Payments on short-term loan and note payable to related party	(168)	—	(347)
Tax benefits related to stock options	7,357	397	—
Deposit received for purchase of common stock from investors	—	—	(413)
Deposit paid for repurchase of common stock	—	—	413
Proceeds from sale of common stock and stock option exercises	6,062	484	1,594
Proceeds from initial public offering, net	—	(38)	64,024
Repurchase of common stock	—	—	(1,485)
Payments received on stockholder notes	—	—	3
Payments on capital lease obligation	(440)	(382)	(185)

Net cash provided by financing activities	12,811	461	63,604
Effect of exchange rate changes on cash and cash equivalents	(736)	(763)	487

Net increase (decrease) in cash and cash equivalents	25,321	(50,956)	60,618
Cash and cash equivalents, beginning of year	13,690	64,646	4,028

Cash and cash equivalents, end of year	$39,011	$13,690	$64,646

Supplemental cash flow information:
Cash paid for interest	$154	$131	$127

Cash paid for taxes	$263	$2,898	$1,777

Income tax refunds received	$1,967	$—	$—

Supplemental noncash investing and financing activities:
Assets acquired under capital lease	$204	$775	$700

Income taxes receivable related to stock options	$1,077	$—	$—

Deferred compensation associated with stock option grants to employees	$—	$—	$1,690

Transfer of fixed assets to inventory in connection with October 2005 Sona sale	$—	$—	$448

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

In December 2005, Cynosure completed it’s initial public offering (IPO) of class A common stock at a price to the public of $15.00 per share. Cynosure sold 5,750,000 shares of class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling stockholder in the offering, sold 1,000,000 of the shares. Cynosure received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. El.En.’s ownership percentage of Cynosure as of December 31, 2007 is 24%.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure GmbH, Cynosure S.A.R.L., Cynosure UK Limited, Cynosure Spain, S.L. and Cynosure KK. In November 2006, Cynosure completed the acquisition of the remaining 48% interest in Suzhou Cynosure Medical Devices, Co. (Suzhou), located in the People’s Republic of China and, as a result it is now a wholly owned subsidiary as of December 31, 2006 (See Note 5). All significant intercompany balances and transactions have been eliminated.

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

Accounts Receivable and Concentration of Credit Risk

Management works to mitigate its concentration of credit risk with respect to accounts receivable through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales considered by management to be at risk. Cynosure maintains reserves for potential credit losses based upon the aging of its receivable balances, known collectibility issues and its historical experience with losses. In the event that it is determined that the customer may not be able to meet its full obligation to Cynosure, Cynosure records a specific allowance to reduce the related receivable to the amount that Cynosure expects to recover given all information present. No customer accounted for 10% or greater of revenue during 2005, 2006 or 2007. No customer accounted for 10% or greater of accounts receivable as of December 31, 2006 or 2007. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$1,009	$696	$460
Additions	524	2,289	243
Deductions	(82)	(1,976)	(7)

Balance at end of year	$1,451	$1,009	$696

During 2006, Cynosure was notified by Sona MedSpa that it was uncertain that it had the financial resources to honor its commitments to Cynosure under its agreements with Cynosure. In connection with this notification, Cynosure provided an allowance for doubtful accounts totaling approximately $1.5 million for accounts receivable associated with amounts owed by Sona MedSpa. In May 2006, Cynosure sent Sona MedSpa a notice of default with respect to Sona MedSpa’s failure to pay Cynosure amounts payable under the agreements between the parties. In June 2006, Cynosure terminated the agreement with Sona MedSpa as the defaults under the agreements were not cured and initiated an arbitration claim pursuant to the terms of the agreement. In November 2006, Cynosure settled its arbitration with Sona MedSpa and released the claims against each other in exchange for consideration of $250,000 in cash. The settlement payment received by Cynosure was recorded within accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006 as this payment was subject to certain avoidance action by a third-party and, if successful, could be subject to forfeiture at that time. As a result of this settlement, Cynosure wrote off approximately $1.9 million in accounts receivable from Sona MedSpa during 2006. In 2007, the period during which this settlement payment was subject to certain avoidance action had lapsed; therefore, the settlement payment, which was in reimbursement for legal expenses, was recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2007.

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2007	2006
	(In thousands)
Raw materials	$1,467	$1,848
Work in process	395	818
Finished goods	20,580	14,958

	$22,442	$17,624

Included in finished goods are lasers used for demonstration purposes. Cynosure’s policy is to include demonstration lasers as inventory for a period of up to one year after production at which time the demonstration lasers are either sold or transferred to fixed assets at the lower of cost or market and depreciated over their estimated useful life of three years. Similar to any other finished goods in inventory, Cynosure accounts for such demonstration inventory in accordance with the policy for excess and obsolescence review of Cynosure’s entire inventory.

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

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$995	$1,019	$812
Additions	922	624	581
Deductions	(349)	(648)	(374)

Balance at end of year	$1,568	$995	$1,019

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

Cynosure recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Cynosure recognizes revenue from sales of its treatment systems and accessories upon delivery, provided there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. Revenues from the sales of service and warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided. Payments received by Cynosure in advance of product delivery or performance of services are deferred until earned. Multiple-element arrangements are evaluated in accordance with the principles of Emerging Issues Task Force (EITF) Issue Number 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), and Cynosure allocates revenue among the elements based upon each element’s relative fair value.

During the year ended December 31, 2006, Cynosure entered into arrangements with two customers that included fees that were not considered to be fixed or determinable. Therefore, revenue was recognized under these arrangements as payments became due. Cynosure recognized $3.0 million and $0.1 million of revenue during the years ended December 31, 2007 and 2006, respectively, under these arrangements.

Cynosure had also entered into a revenue sharing arrangement with Sona MedSpa whereby Cynosure received a percentage of the revenues related to the cosmetic procedures performed at Sona MedSpa locations. Cynosure recognized this revenue in the period the procedure was performed. During the years ended December 31, 2006 and 2005, Cynosure recognized approximately $9,000, and $1,241,000, respectively, under this revenue sharing arrangement. In June 2006, Cynosure terminated this agreement with Sona MedSpa as the defaults under the agreement were not cured.

In accordance with the provisions of EITF Issue Number 00-10, Accounting for Shipping and Handling Costs (EITF 00-10), Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $544,000, $417,000 and $327,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Shipping and handling costs included as a component of cost of revenue totaled $619,000, $478,000 and $445,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cynosure collects sales tax from its customers on all product sales for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. Cynosure presents its sales taxes on a net basis; therefore, these taxes are excluded from revenues.

Product Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$2,803	$2,265	$1,610
Charged to expense	3,821	3,449	2,538
Costs incurred	(3,530)	(2,911)	(1,883)

Balance at end of year	$3,094	$2,803	$2,265

Research and Development

Research and development costs consist of salaries and other personnel-related expenses, including stock-based compensation, of employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of Cynosure’s products. These costs are expensed as incurred.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $638,000, $550,000 and $405,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income (loss) within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement gains (losses) of approximately $821,000, $812,000 and ($278,000) during 2007, 2006 and 2005, respectively, which are included in other income (expense), net, in the consolidated statements of operations.

Comprehensive Income (Loss) and Accumulated Other Comprehensive (Loss) Income

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)
Unrealized gain (loss) on marketable securities, net of taxes	$26	$(42)
Cumulative translation adjustment	(503)	(658)

Total accumulated other comprehensive loss	$(477)	$(700)

The components of total other comprehensive income (loss) for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)
Cumulative translation adjustment	$155	$29
Unrealized gain (loss) on marketable securities:
Unrealized holding loss on marketable securities	(19)	(42)
Add-back: Reclassification adjustment for impairment of marketable security included in net income	87	—

Gross unrealized gain (loss) on marketable securities	68	(42)

Total other comprehensive income (loss)	$223	$(13)

Fair Value of Financial Instruments

The carrying value of Cynosure’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, short-term loan and capital leases, approximates their fair value at December 31, 2007 and 2006.

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

During the year ended December 31, 2006, Cynosure applied an estimated annual forfeiture rate of 1% in determining the expense recorded in the consolidated statements of income. Upon review of its actual rate of forfeitures since the adoption of SFAS 123(R) and in consideration of management’s expectations for future forfeitures, Cynosure changed its estimated annual forfeiture rate in 2007 from 1% to 5%. This change in estimate was applied retrospectively and Cynosure recorded a cumulative catch-up adjustment of approximately $313,000 as a reduction in stock-based compensation expense during the year ended December 31, 2007.

Cynosure recorded stock-based compensation expense of $5.8 million and $2.5 million and related tax benefits of $1.8 million and $652,000 for the years ended December 31, 2007 and 2006, respectively. Additionally, as a result of implementation of SFAS 123(R), as of January 1, 2006, Cynosure reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cynosure capitalized $65,000 of stock-based compensation expense as a part of inventory as of December 31, 2007 and 2006.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)
Cost of revenues	$373	$82
Sales and marketing	1,966	695
Research and development	1,410	652
General and administrative	2,028	1,045

Total stock-based compensation expense	$5,777	$2,474

As of December 31, 2007, there was $12.5 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years. Cash received from option exercises was $6.1 million and $484,000 during the years ended December 31, 2007 and 2006, respectively. Cynosure recognized $8.4 million and $397,000 in tax benefits in excess of book deductions from these option exercises during the years ended December 31, 2007 and 2006, respectively.

Cynosure granted 588,050 and 522,150 stock options during the years ended December 31, 2007 and 2006, respectively. Effective with the adoption of SFAS 123(R), Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the years ended December 31, 2007 and 2006 was $18.84 and $11.52 using the following assumptions:

	Years Ended December 31,
	2007	2006
Risk-free interest rate	3.35% - 4.77%	3.88% - 5.00%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	70%	77% - 82%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted-average of its own historic volatility and of the average volatilities of other similar companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted during the twelve months ended December 31, 2007 and 2006 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

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

In July 2006, Cynosure entered into a consulting agreement with a former employee, who agreed to provide services to the Company after his employment terminates for a period of one year from the effective date of the agreement. This consulting agreement can be terminated at any time by either party. In connection with this agreement, all vested incentive stock options granted to this former employee were converted into an equivalent number of vested non-qualified stock options in order to avoid termination of such options and allow the former employee to exercise such options during the term of the consulting agreement. This agreement also provided for an additional year of vesting of all of the unvested options previously granted to the former employee, while he was employed by the Company, throughout the term of the consulting agreement. During the years ended December 31, 2007 and 2006, Cynosure recorded approximately $660,000 and $363,000 of additional stock-based compensation expense related to this agreement.

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

If compensation cost had been determined for stock options granted to employees based on the fair value of the awards at the date of grant in accordance with the provisions of SFAS 123, Cynosure’s net income would have been the pro forma amount indicated below:

Year Ended December 31, 2005

(In thousands, except per share data)

Net income:
As reported	$4,160
Add: Stock-based employee compensation expense included in determination of net income, net of tax	171
Less: Total stock-based employee compensation expense determined under the fair value-based method, net of tax	(636)

Pro forma net income:	$3,695

Basic net income per share—as reported	$0.64

Diluted net income per share—as reported	$0.54

Basic net income per share—pro forma	$0.57

Diluted net income per share—pro forma	$0.48

In computing this pro forma amount, the Company used the Black-Scholes pricing model using the following assumptions for options granted in fiscal year 2005:

Year Ended December 31, 2005
Risk-free interest rate	3.88%
Expected dividend yield	—
Expected lives	5 years
Expected volatility	75%
Weighted average fair value	$7.06

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

Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact to Cynosure.

Net Income (Loss) per Common Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2007 and 2005 is as follows:

	Years Ended December 31,
	2007	2005
Basic weighted average common shares outstanding	11,993	6,522
Weighted average common equivalent shares	661	1,193

Diluted weighted average common shares outstanding	12,654	7,715

For the year ended December 31, 2007, options to purchase approximately 249,000 were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive. There were no antidilutive shares for the year ended December 31, 2005.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159), in order to permit entities to choose to measure many financial instruments and certain other eligible items at fair value at specified election dates and, thereby, mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The provisions of SFAS 159 are to be applied prospectively as of January 1, 2008;

however early adoption is permitted, subject to certain restrictions, as defined. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Cynosure does not expect that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R), Applying the Acquisition Method (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Cynosure does not expect that the adoption of SFAS 141(R) will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160), which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Cynosure does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

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

4. Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2007 consist of approximately $47.1 million of investments in debt securities consisting of state and municipal bonds and approximately $10,000 in equity securities. As of December 31, 2007, Cynosure’s equity securities consist of 133,511 shares of common stock of a public company with a fair market value of approximately $10,000. These shares were acquired in connection with the sale of Cynosure’s investment in a private company during the year ended December 31, 2006 and are considered available-for-sale securities in accordance with SFAS No. 115. (See Note 9 for further discussion.) All investments are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of December 31, 2007, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
State and municipal bonds	$47,076	$47,037	$39	$—
Equity security	10	10	—	—

	$47,086	$47,047	$39	$—

During the year ended December 31, 2007, Cynosure concluded that its equity security investment in shares of common stock of another public company was other than temporarily impaired as of December 31, 2007 due to its consistent decline in value and public notification that the security is at risk of being delisted from the NASDAQ exchange. As such, Cynosure recorded an other than temporary impairment charge of approximately $235,000 on the investment, which is included in the consolidated statement of operations, for the year ended December 31, 2007.

As of December 31, 2007, Cynosure’s investments in debt securities mature as follows (in thousands):

	Maturities
	Total	Less Than One Year	One to Two Years
State and municipal bonds	$47,076	$44,481	$2,595

Cynosure’s marketable securities portfolio includes Auction Rate Securities (“ARS”) of $29.3 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to 35 days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that Cynosure held experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings. Cynosure has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future Cynosure determines that any decline in value of the ARSs is other-than-temporary, Cynosure would be required to recognize the loss in our statement of operations, which could have a material impact on Cynosure’s operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for longer than twelve months because of continued failed auctions or Cynosure’s inability to find a buyer outside of the auction process, Cynosure may classify these securities as long-term assets in Cynosure’s consolidated balance sheet as of March 31, 2008, or thereafter.

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
United States	$71,605	$39,670	$28,867
Europe	27,373	20,011	12,725
Asia/Pacific	12,970	10,356	7,059
Other	12,367	8,364	7,611

	$124,315	$78,401	$56,262

Net assets by geographic area are as follows:

	December 31,
	2007	2006
	(In thousands)
United States	$118,074	$86,815
Europe	6,116	443
Asia/Pacific	837	374
Eliminations	(4,149)	(1,762)

	$120,878	$85,870

Long-lived assets by geographic area are as follows:

	December 31,
	2007	2006
	(In thousands)
United States	$7,829	$6,435
Europe	589	316
Asia/Pacific	169	157
Eliminations	—	—

	$8,587	$6,909

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or net assets for any period presented.

7. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2007 Cost	2006 Cost
	(In thousands)
Equipment	3-5	$2,857	$2,578
Furniture and fixtures	5	1,007	748
Computer equipment and software	3	1,997	1,724
Leasehold improvements	5	812	724
Demonstration equipment	3	10,422	7,737
Revenue sharing lasers	3	235	233
Construction in-progress		524	—

		17,854	13,744
Less: Accumulated depreciation and amortization		(10,708)	(8,082)

		$7,146	$5,662

Construction in-progress primarily relates to Cynosure’s software development costs that are being capitalized in accordance with AICPA’s Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Depreciation expense relating to property and equipment was $2,730,000, $2,341,000 and $1,733,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the cost of assets recorded under capitalized leases was approximately $2,772,000 and $2,472,000, and the related accumulated amortization was approximately $1,442,000 and $993,000, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2007	2006
	(In thousands)
Accrued payroll and taxes	$2,991	$1,565
Accrued employee benefits	432	427
Accrued warranty costs	3,392	2,803
Accrued commissions	3,534	1,761
Accrued legal fees	126	117
Accrued income tax	2,718	797
Accrued other	4,787	3,607

	$17,980	$11,077

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

On November 27, 2006, Cynosure settled its arbitration with Sona MedSpa and released the claims against each other in exchange for consideration of $250,000 in cash. The settlement payment received by Cynosure has been recorded within accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006 as this payment may be subject to certain avoidance action by a third-party and, if successful, could be subject to forfeiture. In 2007, the period during which this settlement payment was subject to certain avoidance action had lapsed; therefore, the settlement payment, which was in reimbursement for legal expenses, was recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2007.

9. Investment in OccuLogix, Inc.

During 2003, Cynosure made an investment in Solx, Inc., a private company that represents an approximate 2% ownership interest in the entity. During the year ended December 31, 2005, Cynosure recognized revenue of approximately $365,000, related to laser sales to this entity and did not recognize any revenue to this entity during the year ended December 31, 2006.

In August 2006, Cynosure sold its investment interest to OccuLogix, Inc., a public company, in exchange for consideration consisting of (1) approximately $379,000 in cash, and (2) 133,511 shares of common stock of the acquiring company with a fair market value of approximately $270,000 at the time of the sale. As a result of this sale, during the year ended December 31, 2006, Cynosure received approximately $105,000 in cash and recorded a gain of approximately $118,000, which is included in gain on sale of investment in the accompanying consolidated statements of operations. The remaining cash consideration of approximately $274,000 is to be paid in the following installments: $64,000 in August 2007, $105,000 in August 2008 and $105,000 upon the achievement of a certain contingent event, as specified in the transaction agreement. During the year ended December 31, 2007, Cynosure received the August 2007 payment of $64,000 in cash and recorded this as gain on sale of investment in the consolidated statements of operations. Due to collection based on a contingent event and uncertainty regarding collection of the August 2008 payment, Cynosure deferred the gain related to the remaining cash consideration of $210,000 and will record this as a gain if and when it receives the remaining cash payments.

The value of the shares of the acquiring company’s common stock is included in Cynosure’s marketable securities on the accompanying consolidated balance sheet as they are considered available-for-sale securities in accordance with SFAS No. 115. During the year ended December 31, 2007, Cynosure concluded that the value of these shares was other than temporarily impaired as of December 31, 2007 due to its consistent decline in value and public notification that the security is at risk of being delisted from the NASDAQ exchange. As such, Cynosure recorded an impairment charge of approximately $235,000, net of related taxes, as an other than temporary impairment on the investment in the accompanying consolidated statements of operations for the year ended December 31, 2007.

10. Related Party Transactions

Purchases of inventory from El.En. during the years ended December 31, 2007, 2006 and 2005 were approximately $8,131,000, $3,222,000 and $2,423,000, respectively. As of December 31, 2007 and 2006, amounts due to related party for these purchases were approximately $2.3 million and $1.1 million, respectively. Amounts due from El.En. as of December 31, 2007 and 2006 were $8,000 and $335,000, respectively, which represent services performed by Cynosure.

11. Short-term Loan

Cynosure’s short-term loan consists of a line of credit with a bank which expired on May 11, 2007 and bears interest at 5.11%. There were no amounts available for borrowing at December 31, 2006 and the note was fully paid during the year ended December 31, 2007.

12. Stockholders’ Equity

Common Stock Authorized

In connection with the Cynosure IPO in December 2005, Cynosure restated it’s certificate of incorporation to create a dual class capital structure by authorizing $0.001 par value class A and class B common stock and reclassifying all of Cynosure’s shares of previously existing $0.01 par value common stock into shares of class B common stock. In addition, each outstanding option to purchase shares of common stock automatically became an option to purchase an equal number of shares of our class B common stock, with no other changes to the term of the option. Cynosure has authorized 61,500,000 shares of $0.001 par value class A common stock and 8,500,000 shares of $0.001 par value class B common stock. As of December 31, 2007, there were 9,473,487 shares of class A common stock issued and 2,975,297 shares of class B common stock issued.

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

In connection with the signing of the stock subscription agreements, Cynosure entered into a Stock Purchase Agreement with El.En. to purchase 575,000 shares of Cynosure common stock at $3.00 per share to be delivered to the accredited investors pursuant to the subscription agreements. The payment terms of the Stock Purchase Agreement mirrored those of the subscription agreement. The common stock was purchased in April 2005 and recorded as a reduction of additional paid-in capital.

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

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2007, there are no shares available for future grant under the 2004 Plan.

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

2005 Stock Incentive Plan

In August 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the 2005 Plan), which was approved by Cynosure’s stockholders in December 2005. The 2005 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2005 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. The number of shares of class A common stock reserved for issuance under the 2005 Plan is 1,288,369 shares. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2007, there are 690,732 shares available for future grant under the 2005 Plan.

Stock option activity under the 1992 Plan, the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	2,154,662	$3.00 - $18.67	$6.46	8.18 years	$20,724

Granted	588,050	16.54 - 39.39	28.87
Exercised	(1,237,831)	3.00 - 36.94	4.90		$29,922
Forfeited	(149,084)	3.00 - 36.94	8.95

Outstanding, December 31, 2007	1,355,797	$3.00 - $39.39	$17.33	8.31 years	$14,863

Vested or expected to vest, December 31, 2007	1,301,892	$3.00 - $39.39	$17.29	8.31 years	$9,633

Exercisable, December 31, 2007	277,694	$3.00 - $36.94	$14.17	8.03 years	$3,592

14. Income Taxes

Income (loss) before income tax provision for (benefit from) income taxes and minority interest consists of the following:

	2007	2006	2005
	(In thousands)
Domestic	$17,694	$(3,575)	$4,156
Foreign	5,094	2,705	176

Total	$22,788	$(870)	$4,332

The provision for (benefit from) income taxes consists of:

	2007	2006	2005
	(In thousands)
Current:
Federal	$7,602	$(125)	$1,573
State	471	43	119
Foreign	1,945	895	256

Total current	10,018	813	1,948
Deferred:
Federal	(1,326)	(1,064)	(1,660)
State	(90)	(15)	(186)
Foreign	(326)	—	—

Total deferred	(1,742)	(1,079)	(1,846)

	$8,276	$(266)	$102

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2007	2006	2005
Income tax provision (benefit) at federal statutory rate:	35.0%	(34.0)%	34.0%
Increase (decrease) in tax resulting from -
State taxes, net of federal benefit	—	1.6	1.8
Nondeductible expenses	1.0	11.2	0.9
Tax-exempt interest income	(3.0)	(18.1)	—
Effect of foreign taxes	(1.8)	(22.1)	(38.5)
Stock-based compensation	0.3	22.2	3.7
Research and development credit	—	(5.5)	—
Write off of deferred assets	—	14.8	—
Effect of IRS exam settlement	4.2	—	—
Other	0.6	(0.7)	0.5

Effective income tax rate	36.3%	(30.6)%	2.4%

Significant components of Cynosure’s net deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Deferred tax assets (liabilities):
Domestic state net operating loss and tax credit carryforwards	$1	$224
Foreign net operating loss carryforwards	652	785
Reserves and allowances	2,141	1,605
Depreciation	207	200
Stock-based compensation	1,326	676
Other temporary differences	660	468

Gross deferred tax assets	4,987	3,958
Valuation allowance for deferred tax assets	(399)	(1,112)

Net deferred tax assets	$4,588	$2,846

As of December 31, 2007, Cynosure had foreign net operating loss carryforwards of approximately $2,367,000 available to reduce future foreign taxable income related to Germany. As of December 31, 2006, Cynosure maintained a full valuation allowance on all of its foreign deferred tax assets. During 2007, Cynosure made the determination that, based on the weight of all available evidence, it is now more likely than not that it will realize a tax benefit for its deferred tax assets in certain of its foreign jurisdictions. As a result, Cynosure has released the valuation allowance on the deferred tax assets in all of its foreign jurisdictions, with the exception of Germany. A tax benefit of $429,000 was realized in the foreign deferred tax provision for the release of this valuation allowance. The valuation allowance as of December 31, 2007 relates to state tax credit carryforwards and the German loss carryforwards.

In 2006, Cynosure adopted SFAS 123(R). In 2007, Cynosure recognized a total benefit of approximately $8,434,000 for stock-based compensation deductions, which was recorded through additional paid in capital. This amount represents the cash benefits that Cynosure will receive on its current year federal and state tax filings and through its current year federal loss carryback claim. Cynosure has approximately $3.8 million of additional net operating loss carryforwards and option deductions available to reduce state taxes payable in the future. Cynosure also has approximately $137,000 and $231,000 of federal and state credits, respectively, that, when utilized, will benefit additional paid in capital.

No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, Cynosure would be subject to both U.S. income taxes, subject to an adjustment, in any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

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

Cynosure generally reports tax positions in its financial statements as they are reported on tax returns as filed or to be filed. A tax benefit is reflected in the financial statements only if it is “more-likely-than-not” that Cynosure will be able to sustain the tax position, based on its technical merits. Tax benefits from uncertain tax positions that reduce current or future income tax liabilities are reported in the financial statements only to the extent each benefit is recognized and measured, in accordance with the provisions of FIN 48. As a result of adopting FIN 48, Cynosure determined that no material cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. Cynosure further determined, based on its analysis, that there were no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate for the year ended December 31, 2007.

Under FIN 48, a tax return benefit that does not qualify for financial reporting recognition is generally treated as a government loan or incorrect application of a tax law and may result in interest and penalty charges. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded during the year was immaterial.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

As part of an Internal Revenue Service audit, Cynosure discovered in May 2007 that it erroneously claimed an intercompany bad-debt deduction from its German subsidiary of approximately $1.8 million on its 2003 U.S. federal income tax return. The deduction increased the amount of the U.S. net operating loss (NOL) carryforward as of December 31, 2003. During 2004 and 2005, the Company utilized this NOL carryforward to reduce taxable income and also recognized the financial statement benefit through a reduction in its tax provision for those two years. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108, Cynosure assessed the materiality of this error on its financial statements for the years ended December 31, 2004, 2005 and 2006 using both the roll-over method and iron-curtain method as defined in SAB No. 108. Cynosure concluded the effect of this error was not material to Cynosure’s financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements are not materially misstated. Cynosure also concluded that providing for the correction of the error in 2007 would not have a material effect on Cynosure’s financial statements for the year ended December 31, 2007. As such, Cynosure recorded a provision for income taxes of $960,000 during the year ended December 31, 2007 for the tax liability and related interest required to correct this error. Cynosure settled the audit in 2008 and has included the expected liabilities in its accrued income taxes as of December 31, 2007.

15. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue

Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $135,000 and $42,000 for the years ended December 31, 2007 and 2006, respectively. There were no employer matches for the year ended December 31, 2005.

16. Commitments and Contingencies

Lease Commitments

Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through March 2012. Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $1,276,000, $1,042,000 and $913,000, respectively.

Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through December 2012.

Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
2008	$1,203	$596
2009	1,078	458
2010	1,073	307
2011	1,086	133
2012	1,273	25

Total minimum lease payments	$5,713	$1,519

Less amount representing interest		(240)

Present value of obligations under capital leases		$1,279
Current portion of capital lease obligations		485

Capital lease obligations, net of current portion		$794

Lease Guarantees

During 2000 and 2001, Cynosure guaranteed the lease obligations for two locations that are operated by Sona MedSpa, and will be obligated to pay these leases if Sona MedSpa cannot make the required lease payments. Minimum lease payments guaranteed by Cynosure as of December 31, 2007 are as follows, in thousands:

2008	$54
2009	42
2010	42
2011	19

Total minimum lease payments guaranteed by Cynosure	$157

Litigation

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Cynosure believes the number of unsolicited facsimiles to be quite large. The plaintiff recently filed a motion seeking class certification, which Cynosure is opposing. Until this motion is ruled on, it would be premature to speculate about Cynosure’s potential exposure in the case.

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

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against Cynosure and one of its former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. The plaintiffs’ and Sona have settled the plaintiffs’ claims against Sona. Cynosure has moved to dismiss the plaintiffs’ claims against the Company. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In June 2006, Baltimore Laser Solutions, Inc., and Kevin T. Campbell, filed suit against Cynosure and one of its former directors, along with Sona International Inc., Sona Lasers Centers, Inc. and various other individuals, in the United States District Court in the District of Maryland. The suit alleges fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. On April 11, 2007, upon a motion by the Sona defendants, the Court dismissed the suit in its entirety, without prejudice.

On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Cynosure’s complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against Cynsorure in the same court alleging patent infringement by Cynosure. CoolTouch’s counterclaim alleges that Cynosure’s Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that its Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. Cynosure is vigorously prosecuting its claims against CoolTouch and defending against CoolTouch’s counterclaims. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

17. Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the twelve quarters ended December 31, 2007. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$26,077	$30,132	$31,533	$36,573
Gross profit	$16,155	$19,064	$20,488	$24,101
Income from operations	$2,875	$4,489	$5,567	$6,646
Net income	$2,118	$2,711	$4,377	$5,306
Basic net income per share	$0.19	$0.23	$0.36	$0.43
Diluted net income per share	$0.17	$0.21	$0.34	$0.41

	Quarter Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(In thousands, except per share data)
Revenues	$17,139	$18,131	$18,556	$24,575
Gross profit	$9,107	$10,590	$11,114	$14,670
Income (loss) from operations	$294	$1,371	$(8,506)	$2,461
Net income (loss)	$626	$1,441	$(4,247)	$1,530
Basic net income (loss) per share	$0.06	$0.13	$(0.38)	$0.14
Diluted net income (loss) per share	$0.05	$0.12	$(0.38)	$0.13

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

4.1	Specimen certificate evidencing shares of class A common stock (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.3*	2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.4*	Employment Agreement, dated September 2003, between the Registrant and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.5*	Employment Agreement, dated January 1, 2003, between the Registrant and George Cho (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.6*	Employment Agreement, dated September 2003, between the Registrant and Douglas Delaney (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.7†	Distribution Agreement, effective as of January 1, 2005, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.8†	Distribution Agreement, effective as of January 1, 2005, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.9	Promissory Note, dated October 1, 2004, between the Registrant and El.En. S.p.A. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.10	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Registrant, as amended

10.11	Reimbursement Agreement among the Registrant, El.En. S.p.A. and BRCT, Inc. (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.12*	Option Agreement, dated December 17, 2003, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.13*	Option Agreement, dated May 13, 2005, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (333-127463))

10.14	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Registrant (Incorporated by reference to the exhibit to the Registrant’s current report on Form 8-K filed November 7, 2006)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.