Form 10-Q
period 2008-03-31
CYNOSURE INC
filed 2008-05-09
CIK 885306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 5, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,564,361
Class B Common Stock, $0.001 par value	2,975,297

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents (Note 4)	$39,152	$39,011
Marketable securities (Notes 4 and 5)	22,257	47,086
Accounts receivable, net	30,906	24,124
Amounts due from related party (Note 11)	22	8
Inventories	24,720	22,442
Prepaid expenses and other current assets	4,362	4,425
Deferred income taxes	4,568	4,161

Total current assets	125,987	141,257

Property and equipment, net	8,228	7,146
Long-term investments (Notes 4 and 5)	24,668	—
Other assets	1,451	1,441

Total assets	$160,334	$149,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,166	$2,810
Amounts due to related party (Note 11)	4,513	2,311
Accrued expenses	16,613	17,980
Deferred revenue	3,199	3,939
Capital lease obligation	472	485

Total current liabilities	30,963	27,525

Capital lease obligation, net of current portion	689	794
Deferred revenue, net of current portion	473	421
Other noncurrent liability	240	226

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized—5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,536 and 12,448 shares as of March 31, 2008 and December 31, 2007, respectively	12	12
Additional paid-in capital	103,857	101,298
Retained earnings	25,202	20,332
Accumulated other comprehensive loss	(815)	(477)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	127,969	120,878

Total liabilities and stockholders’ equity	$160,334	$149,844

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.

Consolidated Statements of Income

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$36,763	$26,077
Cost of revenues	12,371	9,922

Gross profit	24,392	16,155

Operating expenses:
Sales and marketing	13,194	9,262
Research and development	1,812	1,723
General and administrative	3,487	2,295

Total operating expenses	18,493	13,280

Income from operations	5,899	2,875
Interest income, net	801	505
Other income, net	553	56

Income before provision for income taxes	7,253	3,436
Provision for income taxes	2,383	1,318

Net income	$4,870	$2,118

Basic net income per share	$0.39	$0.19

Diluted net income per share	$0.38	$0.17

Basic weighted average common shares outstanding	12,471	11,345

Diluted weighted average common shares outstanding	12,768	12,374

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$4,870	$2,118
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	858	620
Stock-based compensation expense	1,687	1,350
Accretion of discounts on marketable securities	102	49
Deferred income taxes	(26)	29
Changes in operating assets and liabilities:
Accounts receivable	(6,200)	(487)
Due from related party	(16)	(12)
Inventories	(1,741)	(1,627)
Net book value of demonstration inventory sold	63	122
Prepaid expenses and other current assets	94	1,681
Accounts payable	3,300	(906)
Due to related party	2,198	1,079
Accrued expenses	(1,895)	218
Deferred revenue	(529)	142
Other noncurrent liability	15	17

Net cash provided by operating activities	2,780	4,393

Investing activities:
Purchases of property and equipment	(1,954)	(1,141)
Proceeds from the sales and maturities of marketable securities	20,995	15,151
Purchases of marketable securities	(21,995)	(21,510)
Increase in other noncurrent assets	11	—

Net cash used in investing activities	(2,943)	(7,500)

Financing activities:
Payment on short term loan	—	(168)
Proceeds from exercise of stock options	411	1,297
Tax benefits related to stock options	465	769
Payments on capital lease obligation	(117)	(101)

Net cash provided by financing activities	759	1,797

Effect of exchange rate changes on cash and cash equivalents	(455)	(87)

Net increase (decrease) in cash and cash equivalents	141	(1,397)
Cash and cash equivalents, beginning of the period	39,011	13,690

Cash and cash equivalents, end of the period	$39,152	$12,293

Supplemental cash flow information
Cash paid for interest	$34	$38

Cash paid for taxes	$2,356	$—

Supplemental noncash investing and financing activities
Net unrealized loss on marketable securities, net of $374 deferred income tax benefit, for the three months ended March 31, 2008	$685	$—

Assets acquired under capital lease	$—	$66

The accompanying notes are an integral part of these consolidated financial statements

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.7 million and $1.4 million and related tax benefits of $545,000 and $408,000 for the three months ended March 31, 2008 and 2007, respectively. Cynosure capitalized $65,000 and $33,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2008 and 2007, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cost of revenues	$129	$98
Sales and marketing	710	327
Research and development	250	465
General and administrative	598	460

Total stock-based compensation expense	$1,687	$1,350

Cash received from option exercises was $411,000 and $1.3 million during the three months ended March 31, 2008 and 2007, respectively. Cynosure recognized $465,000 and $769,000 in actual tax benefits during the three months ended March 31, 2008 and 2007, respectively. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 174,250 and 283,250 stock options during the three months ended March 31, 2008 and 2007, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the three months ended March 31, 2008 and 2007 was $14.09 and $14.73 using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.19%	4.77%
Expected dividend yield	—	—
Expected lives	5.8 years	5.8 years
Expected volatility	64%	70%
Estimated forfeiture rate	5%	1%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the three months ended March 31, 2008 and 2007 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

During the year ended December 31, 2007, Cynosure applied an estimated annual forfeiture rate of 1% in determining the expense recorded in the consolidated statements of income. Upon review of its actual rate of forfeitures since the adoption of SFAS 123(R) and in consideration of management’s expectations for future forfeitures, Cynosure changed its estimated annual forfeiture rate in the fourth quarter of 2007 from 1% to 5%. This change in estimate was applied retrospectively and Cynosure recorded a cumulative catch-up adjustment during the quarter ended December 31, 2007.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$1,217	$1,467
Work in process	997	395
Finished goods	22,506	20,580

	$24,720	$22,442

Note 4 — Fair Value

Effective January 1, 2008, Cynosure adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable markets data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities and long-term investments) measured at fair value as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$27,809	—	—	$27,809
State and municipal bonds	—	22,249	—	22,249
Equity securities	8			8
Auction rate securities	—	—	$24,668	24,668

Total	$27,817	$22,249	$24,668	$74,734

Level 3 assets consist of tax exempt certificates with an auction reset feature (auction rate securities) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, Cynosure has classified auction rate securities as long-term assets on its consolidated balance sheet. These investments were valued at fair value as of March 31, 2008. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 3% to 12% with a weighted average discount across the portfolio of 4%. Changes in the assumptions of Cynosure’s model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead Cynosure to record an impairment charge for these securities in the future.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the three months ended March 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$29,300
Unrealized loss included in other accumulated comprehensive income	(1,107)
Net settlements	(3,525)

Balance at March 31, 2008	$24,668

Note 5 — Marketable Securities and Long-Term Investments

Cynosure accounts for investments as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

The following table summarizes Cynosure’s investments as of March 31, 2008, all of which are classified as available-for-sale (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Short-term investments:
State and municipal bonds	$22,249	$22,162	$87	—
Equity securities	8	8	—	—

Total short-term investments	$22,257	$22,170	$87	—

Long-term investments:
Auction rate securities	$24,668	$25,775	$—	$(1,107)

Total short and long-term investments	$46,925	$47,945	$87	$(1,107)

As of March 31, 2008, Cynosure’s debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$22,249	$18,597	$3,652	$—
Auction rate securities	24,668	—	—	24,668

Total debt securities	$46,917	$18,597	$3,652	$24,668

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2008, which is a component of accrued expenses in the consolidated balance sheets:

March 31, 2008
(in thousands)
Warranty accrual, beginning of period	$3,094
Charged to costs and expenses relating to new sales	749
Costs incurred	(701)

Warranty accrual, end of period	$3,142

Note 7 — Segment Information

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

The following table represents total revenue by geographic destination:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
United States	$23,540	$14,079
Europe	7,023	6,999
Asia / Pacific	3,779	2,552
Other	2,421	2,447

Total	$36,763	$26,077

Net assets by geographic area are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
United States	$123,446	$118,074
Europe	7,641	6,116
Asia / Pacific	1,109	837
Eliminations	(4,227)	(4,149)

Total	$127,969	$120,878

Long-lived assets by geographic area are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
United States	$8,796	$7,829
Europe	684	589
Asia / Pacific	199	169

Total	$9,679	$8,587

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, net assets or long-lived assets for any period presented.

Note 8 — Net Income Per Common Share

Basic net income per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Basic weighted average common shares outstanding	12,471	11,345
Potential common shares pursuant to stock options	297	1,029

Diluted weighted average common shares outstanding	12,768	12,374

During the three months ended March 31, 2008 and 2007 approximately 465,000 and 273,000 shares, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as the effect would have been anti-dilutive.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Unrealized (loss) gain on marketable securities, net of taxes	$(659)	$26
Cumulative translation adjustment	(156)	(503)

Total accumulated other comprehensive loss	$(815)	$(477)

The components of total comprehensive income for the three month periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cumulative translation adjustment	$347	$(5)
Unrealized (loss) gain on marketable securities	(685)	2

Total other comprehensive loss	(338)	(3)
Reported net income	4,870	2,118

Total comprehensive income	$4,532	$2,115

Note 10 — Litigation

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Although Cynosure is continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, Cynosure expects the number of unsolicited facsimiles to be very large. Cynosure is vigorously defending the lawsuit and has filed initial briefs and motions with the court. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. for infringement of U.S. Patent No. 6,206,873 (‘873 patent). Cynosure’s complaint alleges that CoolTouch’s “CoolLipo” infringes on the ‘873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the ‘873 patent is not infringed and is invalid, and also asserted counterclaims against Cynsorure in the same court alleging patent infringement by Cynosure. CoolTouch’s counterclaim alleges that Cynosure’s Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that Cynosure’s Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. Cynosure is vigorously prosecuting its claims against CoolTouch and defending against CoolTouch’s counterclaims. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Note 11 — Related Party Transactions

As of March 31, 2008, El. En. S.p.A. (El.En.) owned 24% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2008 and 2007 were approximately $3.2 million and $1.5 million, respectively. As of March 31, 2008 and December 31, 2007, amounts due to related party for these purchases were approximately $4.5 million and $2.3 million, respectively. Amounts due from El.En. as of March 31, 2008 and December 31, 2007 were $22,000 and $8,000, respectively, which represent services performed by Cynosure.

Note 12 — Income Taxes

Effective January 1, 2007, Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (FIN 48). At March 31, 2008, there are no gross unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Note 13 — Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Applying the Acquisition Method (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does SFAS 141(R). SFAS 141(R)’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Cynosure does not expect that the adoption of SFAS 141(R) will have a material impact on its financial position or results of operations upon adoption.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160), which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. Cynosure does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Cynosure adopted SFAS 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value. Adoption of SFAS 159 did not have a material impact on Cynosure’s financial position or results of operations.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, particularly in Part I — Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 13, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening, and to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our current products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.

We sell 16 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite;

•	the Affirm system for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening; and

•	the Smartlipo and Smartlipo MPX systems for LaserBodySculptingSM for the removal of unwanted fat; and

•

the Accolade system, which we introduced in January 2008, for the removal of benign pigmented lesions, including pigmented lesions known as Nevus of Ota and Nevus of Ito, as well as multi-colored tattoos.

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the three months ended March 31, 2008 and 2007, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2008, we derived 32% and during the same period in 2007, we derived 41% of our revenues from sales outside North America. As of March 31, 2008, we had 73 sales employees in North America, 28 sales employees in four European countries, Japan and China and distributors in 52 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2008 and 2007:

	Percentage of Revenues
	Three-Months Ended March 31,
Region	2008	2007
North America	68%	59%
Europe	19	27
Asia/Pacific	10	10
Other	3	4

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2008 and 2007, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				$ Change	% Change
	2008		2007
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues	$36,763	100%	$26,077	100%	$10,686	41%
Cost of revenues	12,371	34	9,922	38	2,449	25

Gross profit	24,392	66	16,155	62	8,237	51
Operating expenses
Sales and marketing	13,194	36	9,262	36	3,932	42
Research and development	1,812	5	1,723	7	89	5
General and administrative	3,487	9	2,295	9	1,192	52

Total operating expenses	18,493	50	13,280	51	5,213	39

Income from operations	5,899	16	2,875	11	3,024	105
Interest income, net	801	2	505	2	296	59
Other income, net	553	2	56	—	497	888

Income before provision for income taxes	7,253	20	3,436	13	3,817	111
Provision for income taxes	2,383	7	1,318	5	1,065	81

Net income	$4,870	13%	$2,118	8%	$2,752	130%

Revenues

Revenues in the three months ended March 31, 2008 exceeded revenues in the three months ended March 31, 2007 by $10.7 million or 41%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Product sales in North America	$23,611	$14,179	$9,432	67%
Product sales outside North America	9,225	8,770	455	5
Original equipment manufacturer sales and revenue sharing	373	274	99	36
Parts, accessories and service sales	3,554	2,854	700	25

Total Revenues	$36,763	$26,077	$10,686	41%

•

Revenues from the sale of products in North America increased by approximately $9.4 million, or 67%, over the 2007 period, due to an increase in the number of product units sold, a higher average selling price across all of our flagship products as well as a favorable change in product mix from new products introduced in the past year.

•	Revenues from sales of products outside of North America increased by approximately $0.5 million, or 5%, over the 2007 period, due to an increase in sales by our Asian distributors.

•

Revenues from original equipment manufacturer sales and revenue sharing increased by approximately $0.1 million, or 36%, over the 2007 period, due to an increase in revenue sharing revenues generated by our European subsidiaries.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.7 million, or 25%, over the 2007 period, primarily as a result of an increase in revenues generated from the sale of disposable components, related to our Affirm and Smartlipo systems that were introduced in the past year. The increase also related to an increase in revenues generated from service contracts and the sale of parts, over the 2007 period, both of which are related to the overall increase in volume of sales during the past three years.

Cost of Revenues

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Cost of revenues (in thousands)	$12,371	$9,922	$2,449	25%
Cost of revenues (as a percentage of total revenues)	34%	38%

The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. Our cost of revenues decreased as a percentage of revenues to 34% for the three months ended March 31, 2008, from 38% for the three months ended March 31, 2007, resulting in an increase in our gross margin of 4%, quarter over quarter. The improvement in gross margins is primarily the result of higher average selling prices of our products, a favorable change in product mix and increased contribution from direct sales.

Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Sales and marketing (in thousands)	$13,194	$9,262	$3,932	42%
Sales and marketing (as a percentage of total revenues)	36%	36%

Sales and marketing expenses increased primarily due to an increase of $2.0 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, which includes an increase of $1.0 million in commission expense, and $0.6 million in personnel costs and travel expenses associated with our international subsidiaries. Promotional costs increased $0.7 million, primarily due to an increased number of clinical workshops, trade shows and other promotional efforts. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.4 million and a $0.2 million increase in clinical marketing and development related expenses.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Research and development (in thousands)	$1,812	$1,723	$89	5%
Research and development (as a percentage of total revenues)	5%	7%

Research and development expenses increased primarily due to an increase in personnel costs of $0.3 million, due to increased headcount, offset by a decrease in stock-based compensation of $0.2 million.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
General and administrative (in thousands)	$3,487	$2,295	$1,192	52%
General and administrative (as a percentage of total revenues)	9%	9%

General and administrative expenses increased primarily due to an increase in personnel costs of $0.5 million and $0.1 million in personnel costs associated with our international subsidiaries, as well as an increase in stock-based compensation of $0.1 million. General and administrative expenses also increased due to an increase in legal and professional service related costs of $0.5 million, $0.2 million of which relates to a reduction in legal expense during the three months ended March 31, 2007 due to a legal settlement resulting in reimbursement for legal expenses of $0.2 million.

Interest Income, net and Other Income, net

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Interest income, net (in thousands)	$801	$505	$296	59%
Other income, net (in thousands)	$553	$56	$497	888%

The increase in interest income, net resulted from an overall increase in our total investment portfolio of $21.3 million or 40% from $53.4 million as of March 31, 2007 to $74.7 million as of March 31, 2008. The increase in other income, net is a result of greater foreign currency remeasurement gains in the first quarter of 2008 compared to the foreign currency remeasurement gains in the first quarter of 2007.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Provision for income taxes (in thousands)	$2,383	$1,318	$1,065	81%
Provision (as a % of income before provision for income taxes)	33%	38%

The increase in our provision for income taxes is primarily attributable to the $3.9 million increase in our income before provision for income taxes from $3.4 million in 2007 to $7.3 million in 2008. The decrease in our provision as a percentage of income before provision for income taxes is primarily due to a lower projected effective tax rate for the year, due to a change in the jurisdictional mix of pre-tax income and lower statutory tax rates in Spain and China as compared with the prior year.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At March 31, 2008, our cash, cash equivalents, marketable securities and long-term investments were $86.1 million. Our cash and cash equivalents of $39.1 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our marketable securities of $22.3 million consist primarily of investments in various state and municipal government obligations, all of which mature by September 1, 2009. Our long-term investments of $24.7 million consist primarily of tax exempt certificates with an auction reset feature (auction rate securities), whose underlying assets are generally student loans, which are substantially backed by the federal government.

In February 2008, auctions began to fail for auction rate securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our consolidated balance sheet. These investments were valued at fair value as of March 31, 2008. See Note 4 to our consolidated financial statements.

All of our auction rate securities are currently rated at AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may, in the future, be required to record an impairment charge on these investments. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Cash Flows

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2008. This resulted primarily from net income for the period of $4.9 million, increased by approximately $2.5 million in depreciation and amortization and stock-based compensation expense and increased by approximately $0.1 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $4.7 million principally related to an increase in accounts receivable due to an increase in sales, inventory for anticipated future sales and a decrease in accrued expenses, offset by an increase in accounts payable and amounts due to related party. Net cash used in investing activities was $2.9 million for the three months ended March 31, 2008, which consisted primarily of the net purchase of $1.0 million of marketable securities and $2.0 million used for fixed asset purchases. Net cash provided by financing activities during the three months ended March 31, 2008 was $0.8 million, principally relating to proceeds from and tax benefits related to stock option exercises.

Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2007. This resulted primarily from net income for the period of $2.1 million, increased by approximately $2.0 million in depreciation and stock-based compensation expense and increased by approximately $0.1 million in deferred income tax benefits and accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $0.2 million principally related to a decrease in prepaid expenses and other current assets of $1.7 million related to a refund of $1.9 million of estimated tax payments and an increase in amounts due to related party of $1.1 million, offset by an increase in inventory for anticipated future sales and a decrease in accounts payable. Net cash used in investing activities was $7.5 million for the three months ended March 31, 2007, which consisted primarily of the net purchase of $6.4 million of marketable securities and $1.1 million used for fixed asset purchases. Net cash provided by financing activities during the three months ended March 31, 2007 was $1.8 million, principally relating to proceeds from option exercises and tax benefits related to stock options.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007. There have been no material changes to our critical accounting policies as of March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Applying the Acquisition Method (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does SFAS 141(R). SFAS 141(R)’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141(R) will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160), which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. We do not expect that the adoption of SFAS 160 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value. Adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of state and municipal government obligations, some of which are auction rate securities, and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). All investments other than auction rate securities mature by September 1, 2009. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity (excluding acquisitions or mergers). We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	March 31, 2008	FY 2008	FY 2009	Thereafter
Investments (at fair value)	$46,917	$16,557	$5,692	$24,668
Weighted average interest rate	5.36%	5.04%	4.86%	5.68%

As of March 31, 2008, we held approximately $24.7 million of auction rate securities, classified as long-term assets, whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 3% to 12% with a weighted average discount across the portfolio of 4%. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to record an impairment charge for these securities.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 42% of our total international revenues during the three months ended March 31, 2008. Substantially all of the remaining 58% were sales in euros, British pounds, Japanese yen and Chinese yuan. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, we implemented a new financial software system which we expect will enhance our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Other than this system implementation, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect the number of unsolicited facsimiles to be very large. We are vigorously defending the lawsuit and have filed initial briefs and motions with the court. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. for infringement of U.S. Patent No. 6,206,873 (‘873 patent). Our complaint alleges that CoolTouch’s “CoolLipo” infringes on the ‘873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the ‘873 patent is not infringed and is invalid, and also asserted counterclaims against us in the same court alleging patent infringement. CoolTouch’s counterclaim alleges that our Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that our Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. We are vigorously prosecuting our claims against CoolTouch and defending against CoolTouch’s counterclaims. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In addition to the matters discussed above, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of our business, principally product liability. Each of these other matters is subject to various uncertainties, and it is possible that some of these other matters may be resolved unfavorably to us. We establish accruals for losses that management deems to be probable and subject to reasonable estimate. We believe that the ultimate outcome of these matters will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2007 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of March 31, 2008, there have been no any material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2005, we completed an initial public offering of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling shareholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the SEC on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through March 31, 2008, we used approximately $18.4 million for general corporate purposes, with the remaining $82.4 million in proceeds invested in cash and cash equivalents, marketable securities and long-term investments.

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

Cynosure, Inc.
(Registrant)

Date: May 9, 2008	By:	/s/ Michael R. Davin
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 9, 2008	By:	/s/ Timothy W. Baker
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002