Form 10-Q
period 2008-06-30
CYNOSURE INC
filed 2008-08-11
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 4, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,690,574
Class B Common Stock, $0.001 par value	2,975,297

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents (Note 4)	$50,468	$39,011
Marketable securities (Notes 4 and 5)	19,492	47,086
Accounts receivable, net	36,461	24,124
Amounts due from related party (Note 11)	20	8
Inventories	24,777	22,442
Prepaid expenses and other current assets	3,640	4,425
Deferred income taxes	4,651	4,161

Total current assets	139,509	141,257

Property and equipment, net	8,749	7,146
Long-term investments (Notes 4 and 5)	21,506	—
Other assets	1,997	1,441

Total assets	$171,761	$149,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,811	$2,810
Amounts due to related party (Note 11)	3,163	2,311
Accrued expenses	19,209	17,980
Deferred revenue	5,931	3,939
Capital lease obligation	450	485

Total current liabilities	35,564	27,525

Capital lease obligation, net of current portion	593	794
Deferred revenue, net of current portion	484	421
Other noncurrent liability	490	226
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized—5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,566 and 12,448 shares as of June 30, 2008 and December 31, 2007, respectively	13	12
Additional paid-in capital	106,102	101,298
Retained earnings	29,861	20,332
Accumulated other comprehensive loss	(1,059)	(477)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	134,630	120,878

Total liabilities and stockholders’ equity	$171,761	$149,844

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Income

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$39,195	$30,132	$75,958	$56,209
Cost of revenues	12,878	11,068	25,249	20,990

Gross profit	26,317	19,064	50,709	35,219

Operating expenses:
Sales and marketing	14,085	9,875	27,279	19,137
Research and development	1,801	1,767	3,614	3,490
General and administrative	3,638	2,933	7,125	5,228

Total operating expenses	19,524	14,575	38,018	27,855

Income from operations	6,793	4,489	12,691	7,364

Interest income, net	627	596	1,428	1,101
Other (expense) income, net	(120)	28	434	84

Income before provision for income taxes	7,300	5,113	14,553	8,549

Provision for income taxes	2,640	2,402	5,024	3,720

Net income	$4,660	$2,711	$9,529	$4,829

Basic net income per share	$0.37	$0.23	$0.76	$0.41

Diluted net income per share	$0.36	$0.21	$0.75	$0.39

Basic weighted-average common shares outstanding	12,513	11,964	12,492	11,654

Diluted weighted-average common shares outstanding	12,797	12,686	12,782	12,530

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$9,529	$4,829
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,860	1,327
Stock-based compensation expense	3,568	2,847
Accretion of discounts on marketable securities	208	127
Deferred income taxes	(26)	8
Changes in operating assets and liabilities:
Accounts receivable	(11,672)	(1,853)
Due from related party	(14)	325
Inventories	(1,807)	(4,455)
Net book value of demonstration inventory sold	207	150
Prepaid expenses and other current assets	(153)	1,557
Accounts payable	3,948	(895)
Due to related party	852	1,326
Accrued expenses	951	3,417
Deferred revenue	1,995	1,650
Other noncurrent liability	264	35

Net cash provided by operating activities	9,710	10,395

Investing activities:
Purchases of property and equipment	(3,612)	(1,990)
Proceeds from the sales and maturities of marketable securities	28,720	32,203
Purchases of marketable securities	(24,161)	(37,150)
Decrease in other noncurrent assets	11	4

Net cash provided by (used in) investing activities	958	(6,933)

Financing activities:
Payment on short term loan	—	(168)
Proceeds from exercise of stock options	661	4,563
Tax benefits related to stock options	969	1,864
Payments on capital lease obligation	(235)	(208)

Net cash provided by financing activities	1,395	6,051

Effect of exchange rate changes on cash and cash equivalents	(606)	(91)

Net increase in cash and cash equivalents	11,457	9,422
Cash and cash equivalents, beginning of the period	39,011	13,690

Cash and cash equivalents, end of the period	$50,468	$23,112

Supplemental cash flow information
Cash paid for interest	$67	$80

Cash paid for taxes	$3,797	$—

Supplemental noncash investing and financing activities
Net unrealized loss on marketable securities, net of $466 deferred income tax benefit, for the six months ended June 30, 2008	$854	$—

Assets acquired under capital lease	$—	$66

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.9 million and $1.5 million and related tax benefits of $603,000 and $472,000 for the three months ended June 30, 2008 and 2007, respectively. Cynosure recorded stock-based compensation expense of $3.6 million and $2.8 million and related tax benefits of $1.1 million and $880,000 for the six months ended June 30, 2008 and 2007, respectively. Cynosure capitalized $69,000 and $39,000 of stock-based compensation expense as part of inventory as of June 30, 2008 and 2007, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cost of revenues	$266	$169
Sales and marketing	1,501	715
Research and development	530	981
General and administrative	1,271	982

Total stock-based compensation expense	$3,568	$2,847

Cash received from option exercises was $661,000 and $4,563,000 during the six months ended June 30, 2008 and 2007, respectively. Cynosure recognized $969,000 and $1,864,000 in actual tax benefits during the six months ended June 30, 2008 and 2007, respectively. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 251,750 and 295,750 stock options during the six months ended June 30, 2008 and 2007, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the six months ended June 30, 2008 and 2007 was $13.99 and $14.93 using the following assumptions:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	2.19% - 2.46%	4.64% - 4.77%
Expected dividend yield	—	—
Expected lives	5.8 years	5.8 years
Expected volatility	64%	70%
Estimated forfeiture rate	5%	1%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to the limited trading history of Cynosure’s common stock, which has been publicly traded since December 2005, Cynosure’s estimated expected stock price volatility is based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the six months ended June 30, 2008 and 2007 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

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

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$2,381	$1,467
Work in process	862	395
Finished goods	21,534	20,580

	$24,777	$22,442

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

In accordance with SFAS 157, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities and long-term investments) measured at fair value as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$34,181	$—	$—	$34,181
State and municipal bonds	—	15,738	—	15,738
Corporate bonds	—	788	—	788
Equity securities	16	—	—	16
Auction rate securities	2,950	—	21,506	24,456

Total	$37,147	$16,526	$21,506	$75,179

Level 3 assets consist of tax exempt certificates with an auction reset feature (auction rate securities) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, Cynosure has classified $21.5 million of its auction rate securities portfolio as long-term assets on its consolidated balance sheet. The remaining $2.95 million of auction rate securities was classified as marketable securities in current assets at full par value, without any discount applied to its value, as an announcement was made in June 2008 that the underlying student loan obligation was to be called at full par value. On July 1, 2008, this auction rate security was successfully called at full par value and Cynosure received cash proceeds of $2.95 million.

Cynosure’s investments in auction rate securities were valued at fair value as of June 30, 2008. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 3% to 12% with a weighted average discount across the portfolio of 4%. Changes in the assumptions of Cynosure’s model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead Cynosure to record an impairment charge for these securities in the future.

On July 9, 2008, Cynosure received cash proceeds of approximately $1.2 million related to another investment in auction rate securities, which was successfully called at full par value. As of June 30, 2008, this investment was included in long-term assets and valued accordingly, as the announcement of the settlement was not made until July.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the six months ended June 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$29,300
Unrealized loss included in other accumulated comprehensive income	(1,319)
Transfer to Level 1 financial assets	(2,950)
Net settlements	(3,525)

Balance at June 30, 2008	$21,506

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

The following table summarizes Cynosure’s investments as of June 30, 2008, all of which are classified as available-for-sale (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Short-term investments:
State and municipal bonds	$15,738	$15,705	$33	$—
Corporate bonds	788	793	—	(5)
Equity securities	16	8	8	—
Auction rate securities	2,950	2,950	—	—

Total short-term investments	$19,492	$19,456	$41	$(5)
Long-term investments:
Auction rate securities	$21,506	$22,825	$—	$(1,319)

Total short and long-term investments	$40,998	$42,281	$41	$(1,324)

As of June 30, 2008, Cynosure’s debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$15,738	$12,562	$3,176	$—
Corporate bonds	788	—	788	—
Auction rate securities	24,456	2,950	—	21,506

Total debt securities	$40,982	$15,512	$3,964	$21,506

Approximately $4.15 million in cash proceeds was received subsequent to June 30, 2008 related to two settlements of Cynosure’s investments in auction rate securities. See Note 4.

The unrealized losses in auction rate securities were due principally to illiquidity in the marketplace (see Note 4 for further discussion of fair value). Cynosure does not consider these investments to be other-than-temporarily impaired at June 30, 2008. Cynosure has the ability and the intent to hold these investments until a successful auction occurs and the auction rate securities are liquidated at par value. As previously discussed above, Cynosure has also experienced the successful call of the underlying student loan obligations for certain auction rate securities at full par value. If in the future it is determined that any decline in values of the auction rate securities is other-than-temporary, Cynosure would have to recognize the loss in the statement of income, which could have a material impact on the operating results in the period during which it is recognized.

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2008, which is a component of accrued expenses in the consolidated balance sheets:

June 30, 2008
(in thousands)
Warranty accrual, beginning of period	$3,094
Charged to costs and expenses relating to new sales	1,894
Costs incurred	(1,720)

Warranty accrual, end of period	$3,268

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

The following table represents total revenue by geographic destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
United States	$24,291	$16,197	$47,831	$30,276
Europe	7,763	7,088	14,787	14,087
Asia / Pacific	3,729	3,662	7,507	6,214
Other	3,412	3,185	5,833	5,632

Total	$39,195	$30,132	$75,958	$56,209

Net assets by geographic area are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
United States	$129,686	$118,074
Europe	8,414	6,116
Asia / Pacific	704	837
Eliminations	(4,174)	(4,149)

Total	$134,630	$120,878

Long-lived assets by geographic area are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
United States	$9,304	$7,829
Europe	1,225	589
Asia / Pacific	217	169

Total	$10,746	$8,587

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Basic weighted-average number of shares outstanding	12,513	11,964	12,492	11,654
Potential common shares pursuant to stock options	284	722	290	876

Diluted weighted-average number of shares outstanding	12,797	12,686	12,782	12,530

During the six months ended June 30, 2008 and 2007 approximately 491,000 and 273,000 shares, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as the effect would have been anti-dilutive.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Unrealized (loss) gain on marketable securities, net of taxes	$(828)	$26
Cumulative translation adjustment	(231)	(503)

Total accumulated other comprehensive loss	$(1,059)	$(477)

The components of total comprehensive income for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Reported net income	$4,660	$2,711	$9,529	$4,829
Cumulative translation adjustment	(75)	50	272	45
Unrealized loss on marketable securities	(169)	(53)	(854)	(51)

Total comprehensive income	$4,416	$2,708	$8,947	$4,823

Note 10 — Litigation

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure vigorously opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. The Company also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with the Company and are thereby deemed to have consented to the receipt of facsimile communications. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. On July 16, 2008, Cynosure commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. That matter is in its preliminary stages.

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against Cynosure and one of its former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleged franchise act violations, fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. The plaintiffs and Sona have settled the plaintiffs’ claims against Sona. On June 20, 2008, the court granted in part and denied in part Cynosure’s motion to dismiss the plaintiffs’ claims against Cynosure and its former director. The court dismissed, among other claims, the plaintiffs’ franchise act claims, as well as their claim for unjust enrichment. Cynosure has answered the remaining claims and filed an opposition to the plaintiffs’ motion for reconsideration of the court’s June 20, 2008 order on Cynosure’s motion to dismiss. The court has issued a scheduling order in the case and discovery has commenced. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Note 11 — Related Party Transactions

As of June 30, 2008, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2008 and 2007 were approximately $3.3 million and $2.2 million, respectively. Purchases of inventory from El.En. during the six months ended June 30, 2008 and 2007 were approximately $6.5 million and $3.7 million, respectively. As of June 30, 2008 and December 31, 2007, amounts due to related party for these purchases were approximately $3.2 million and $2.3 million, respectively. Amounts due from El.En. as of June 30, 2008 and December 31, 2007 were $20,000 and $8,000, respectively, which represent services performed by Cynosure.

Note 12 — Income Taxes

Effective January 1, 2007, Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (FIN 48). At June 30, 2008, there are no material gross unrecognized tax benefits.

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

We sell 17 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

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

During the three months ended June 30, 2008, we introduced and began shipping our Smartlipo MPX workstation, the next generation of our workstations for laser lipolysis. Smartlipo MPX is the only FDA-approved, dual-wavelength laser system designed to efficiently liquefy fat and tighten skin through collagen remodeling.

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the six months ended June 30, 2008 and 2007, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2008, we derived 32% and during the same period in 2007, we derived 40% of our revenues from sales outside North America. As of June 30, 2008, we had 77 sales employees in North America, 35 sales employees in four European countries, Japan and China and distributors in 53 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2008 and 2007:

	Percentage of Revenues
	Six-Months Ended June 30,
Region	2008	2007
North America	68%	60%
Europe	19	25
Asia/Pacific	10	11
Other	3	4

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended June 30, 2008 and 2007, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2008		2007
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$39,195	100%	$30,132	100%	$9,063	30%
Cost of revenues	12,878	33	11,068	37	1,810	16

Gross profit	26,317	67	19,064	63	7,253	38
Operating expenses
Sales and marketing	14,085	36	9,875	33	4,210	43
Research and development	1,801	5	1,767	6	34	2
General and administrative	3,638	9	2,933	10	705	24

Total operating expenses	19,524	50	14,575	48	4,949	34

Income from operations	6,793	17	4,489	15	2,304	51
Interest income, net	627	2	596	2	31	5
Other (expense) income, net	(120)	—	28	—	(148)	(529)

Income before provision for income taxes	7,300	19	5,113	17	2,187	43
Provision for income taxes	2,640	7	2,402	8	238	10

Net income	$4,660	12%	$2,711	8%	$1,949	72%

Revenues

Revenues in the three months ended June 30, 2008 exceeded revenues in the three months ended June 30, 2007 by $9.1 million or 30%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Product sales in North America	$24,457	$16,775	$7,682	46%
Product sales outside North America	10,646	9,851	795	8
Original equipment manufacturer sales and revenue sharing	330	277	53	19
Parts, accessories and service sales	3,762	3,230	532	16

Total Revenues	$39,195	$30,132	$9,063	30%

•

Revenues from the sale of products in North America increased by approximately $7.7 million, or 46%, over the 2007 period, due to an increase in the number of product units sold, a higher average selling price across all of our flagship products as well as a favorable change in product mix from new products introduced in the past year.

•	Revenues from sales of products outside of North America increased by approximately $0.8 million, or 8%, over the 2007 period, due to an increase in sales by our Asian and Middle Eastern distributors.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.5 million, or 16%, over the 2007 period, primarily as a result of an increase in revenues generated from the sale of disposable components, related to our Affirm and Smartlipo systems that were introduced in the past year. The increase also related to an increase in revenues generated from service contracts and the sale of parts, over the 2007 period, both of which are related to the overall increase in volume of sales during the past three years.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Cost of revenues (in thousands)	$12,878	$11,068	$1,810	16%
Cost of revenues (as a percentage of total revenues)	33%	37%

The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. Our cost of revenues decreased as a percentage of revenues to 33% for the three months ended June 30, 2008, from 37% for the three months ended June 30, 2007, resulting in an increase in our gross margin of 4%, quarter over quarter. The improvement in gross margins is primarily the result of higher average selling prices of our products, a favorable change in product mix and increased contribution from direct sales.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Sales and marketing (in thousands)	$14,085	$9,875	$4,210	43%
Sales and marketing (as a percentage of total revenues)	36%	33%

Sales and marketing expenses increased primarily due to an increase of $1.3 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, which includes an increase of $0.5 million in commission expense. Personnel costs and travel expenses associated with our international subsidiaries increased by $0.5 million, due to the expansion of our worldwide sales and marketing force, particularly at the management level. Promotional costs increased $1.6 million, primarily due to an increased number of clinical workshops, trade shows and other promotional efforts, as well as increased spending on international related marketing efforts. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.4 million and a $0.4 million increase in clinical development and education related expenses.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Research and development (in thousands)	$1,801	$1,767	$34	2%
Research and development (as a percentage of total revenues)	5%	6%

Research and development expenses remained relatively consistent period over period and we expect these expenses as a percentage of total revenues to remain relatively consistent for the foreseeable future.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2008	2007
General and administrative (in thousands)	$3,638	$2,933	$705	24%
General and administrative (as a percentage of total revenues)	9%	10%

General and administrative expenses increased primarily due to an increase in personnel costs of $0.2 million and an increase in stock-based compensation of $0.1 million. General and administrative expenses also increased due to an increase in legal and professional service related costs of $0.2 million and an increase in bad debt expense of approximately $0.2 million associated with our international subsidiaries

Interest Income, net and Other Income, net

	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Interest income, net (in thousands)	$627	$596	$31	5%
Other (expense) income, net (in thousands)	$(120)	$28	$(148)	(529)%

The increase in interest income, net resulted from an overall $16.4 million, or 28%, increase in our total investment portfolio from $58.8 million as of June 30, 2007 to $75.2 million as of June 30, 2008, offset by a decrease in interest rates, period over period. The variance in other (expense) income, net is a result of foreign currency remeasurement losses generated in the second quarter of 2008 compared to the foreign currency remeasurement gains generated the second quarter of 2007.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Provision for income taxes (in thousands)	$2,640	$2,402	$238	10%
Provision as a % of income before provision for income taxes	36%	47%

The increase in our provision for income taxes is primarily attributable to the $2.2 million increase in our income before provision for income taxes from $5.1 million in 2007 to $7.3 million in 2008. The increase in the provision for income taxes is partially offset by a reduction in our tax rate, as well as a provision for income taxes recorded during the three months ended June 30, 2007 related to a prior period examination by the Internal Revenue Service, which contributed to the decrease in our provision as a percentage of income before provision for income taxes.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2008 and 2007, respectively (in thousands, except for percentages):

	Six Months Ended June 30,
	2008		2007
		As a % of		As a % of
	Amount	Total Revenues	Amount	Total Revenues	$ Change	% Change
Revenues	$75,958	100%	$56,209	100%	$19,749	35%
Cost of revenues	25,249	33	20,990	37	4,259	20

Gross profit	50,709	67	35,219	63	15,490	44
Operating expenses
Sales and marketing	27,279	36	19,137	34	8,142	43
Research and development	3,614	5	3,490	6	124	4
General and administrative	7,125	9	5,228	9	1,897	36

Total operating expenses	38,018	50	27,855	49	10,163	36

Income from operations	12,691	17	7,364	13	5,327	72
Interest income, net	1,428	2	1,101	2	327	30
Other income, net	434	—	84	—	350	417

Income before provision for income taxes	14,553	19	8,549	16	6,004	70
Provision for income taxes	5,024	7	3,720	7	1,304	35

Net income	$9,529	13%	$4,829	9%	$4,700	97%

Revenues

Revenues in the six months ended June 30, 2008 exceeded revenues in the six months ended June 30, 2007 by $19.7 million or 35%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Product sales in North America	$48,068	$30,954	$17,114	55%
Product sales outside North America	19,871	18,621	1,250	7
Original equipment manufacturer sales and revenue sharing	703	551	152	28
Parts, accessories and service sales	7,316	6,083	1,233	20

Total Revenues	$75,958	$56,209	$19,749	35%

•

Revenues from the sale of products in North America increased by approximately $17.1 million, or 55%, over the 2007 period, due to an increase in the number of product units sold, a higher average selling price across all of our flagship products as well as a favorable change in product mix from new products introduced in the past year.

•	Revenues from sales of products outside of North America increased by approximately $1.3 million, or 7%, over the 2007 period, due to an increase in sales by our Asian distributors.

•

Revenues from original equipment manufacturer sales and revenue sharing increased by approximately $0.2 million, or 28%, over the 2007 period, due to an increase in revenue sharing revenues generated by our European subsidiaries.

•

Revenues from the sale of parts, accessories and services increased by approximately $1.2 million, or 20%, over the 2007 period, primarily as a result of an increase in revenues generated from the sale of disposable components, related to our Affirm and Smartlipo systems that were introduced in the past year. The increase also related to an increase in revenues generated from service contracts and the sale of parts, over the 2007 period, both of which are related to the overall increase in volume of sales during the past three years.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Cost of revenues (in thousands)	$25,249	$20,990	$4,259	20%
Cost of revenues (as a percentage of total revenues)	33%	37%

The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. Our cost of revenues decreased as a percentage of revenues to 33% for the six months ended June 30, 2008, from 37% for the six months ended June 30, 2007, resulting in an increase in our gross margin of 4%, quarter over quarter. The improvement in gross margins is primarily the result of higher average selling prices of our products, a favorable change in product mix and increased contribution from direct sales.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Sales and marketing (in thousands)	$27,279	$19,137	$8,142	43%
Sales and marketing (as a percentage of total revenues)	36%	34%

Sales and marketing expenses increased primarily due to an increase of $3.3 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, which includes an increase of $1.5 million in commission expense. Personnel costs and travel expenses associated with our international subsidiaries increased by $0.7 million, due to the expansion of our worldwide sales and marketing force, particularly at the management level. Promotional costs increased $3.1 million, primarily due to an increased number of clinical workshops, trade shows and other promotional efforts, as well as increased spending on international related marketing efforts. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.7 million and a $0.6 million increase in clinical marketing and development related expenses.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Research and development (in thousands)	$3,614	$3,490	$124	4%
Research and development (as a percentage of total revenues)	5%	6%

Research and development expenses remained relatively consistent period over period and we expect these expenses as a percentage of total revenues to remain relatively consistent for the foreseeable future.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2008	2007
General and administrative (in thousands)	$7,125	$5,228	$1,897	36%
General and administrative (as a percentage of total revenues)	9%	9%

General and administrative expenses increased due to an increase in legal and professional service related costs of $0.8 million, an increase in personnel costs of $0.6 million, as well as an increase in stock-based compensation of $0.3 million. General and administrative expenses also increased due to an increase in bad debt expense of approximately $0.2 million associated with our international subsidiaries.

Interest Income, net and Other Income, net

	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Interest income, net (in thousands)	$1,428	$1,101	$327	30%
Other income, net (in thousands)	$434	$84	$350	417%

The increase in interest income, net resulted from an overall $16.4 million, or 28%, increase in our total investment portfolio from $58.8 million as of June 30, 2007 to $75.2 million as of June 30, 2008, offset by a decrease in interest rates, period over period. The variance in other income, net is a result of greater foreign currency remeasurement gains in the first six months of 2008 compared to the foreign currency remeasurement gains in the first six months of 2007.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Provision for income taxes (in thousands)	$5,024	$3,720	$1,304	35%
Provision as a % of income before provision for income taxes and minority interest	35%	44%

The increase in our provision for income taxes is primarily attributable to the $6.0 million increase in our income before provision for income taxes from $8.5 million in 2007 to $14.6 million in 2008. The increase in the provision for income taxes is partially offset by a reduction in our tax rate, as well as a provision for income taxes recorded during the six months ended June 30, 2007 related to a prior period examination by the Internal Revenue Service, which contributed to the decrease in our provision as a percentage of income before provision for income taxes.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At June 30, 2008, our cash, cash equivalents, marketable securities and long-term investments were $91.5 million. Our cash and cash equivalents of $50.5 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our marketable securities of $19.5 million consist primarily of investments in various state and municipal government and corporate obligations, all of which mature by January 19, 2010. Included in our marketable securities are investments in auction rate securities of approximately $2.95 million, which were called at full par value and settled in July 2008. Our long-term investments of $21.5 million consist primarily of tax exempt certificates with an auction reset feature (auction rate securities), whose underlying assets are generally student loans, which are substantially backed by the federal government.

In February 2008, auctions began to fail for auction rate securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our consolidated balance sheet. These investments were valued at fair value as of June 30, 2008. See Note 4 to our consolidated financial statements.

All of our auction rate securities have at least an AA credit rating with the majority at an AAA credit rating. If the issuers are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may, in the future, be required to record an impairment charge on these investments. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

We expect to continue to generate positive cash flows from operations in the future. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Due to certain significant capital expenditures incurred during the six months ended June 30, 2008, including the expansion of our corporate headquarters facility and the implementation of a new financial software system, we expect that capital expenditures during the next 12 months will be consistent with our capital expenditures during the 12 months ended December 31, 2007.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $9.7 million for the six months ended June 30, 2008. This resulted primarily from net income for the period of $9.5 million, increased by approximately $5.4 million in depreciation and amortization and stock-based compensation expense and increased by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $5.4 million principally related to an increase in accounts receivable due to an increase in sales, particularly in the last month of the quarter as the result of our introduction of the Smartlipo MPX systems, and an increase in inventory for anticipated future sales, offset by an increase in accounts payable and deferred revenue. Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2008, which consisted primarily of the net proceeds of $4.6 million from the sales and maturities of marketable securities, offset by purchases of marketable securities, and offset by $3.6 million used for fixed asset purchases. Net cash provided by financing activities during the six months ended June 30, 2008 was $1.4 million, principally relating to proceeds from stock option exercises and related tax benefits.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007. There have been no material changes to our critical accounting policies as of June 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Applying the Acquisition Method (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations . SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does SFAS 141(R). SFAS 141(R)’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, SFAS 141(R) improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141(R) will have a material impact on our financial position or results of operations.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159) . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value. Adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of state and municipal government obligations, some of which are auction rate securities, corporate obligations and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). All investments other than auction rate securities mature by January 19, 2010. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity (excluding acquisitions or mergers). We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	June 30, 2008	FY 2008	FY 2009	FY 2010	Thereafter
Investments (at fair value)	$40,982	$11,669	$6,379	$1,428	$21,506
Weighted average interest rate	3.98%	4.80%	5.13%	6.31%	3.04%

As of June 30, 2008, we held approximately $24.5 million of auction rate securities, $21.5 million of which is classified as long-term assets and $2.95 million is classified as marketable securities in current assets since the securities were called on July 1, 2008. On July 9, 2008, an additional $1.2 million, related to another investment in auction rate securities, was successfully called at full par value. As of June 30, 2008, this investment was included in long-term assets and valued accordingly, as the announcement of the settlement was not made until July. The underlying assets of these auction rate securities are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 3% to 12% with a weighted average discount across the portfolio of 4%. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to record an impairment charge for these securities.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 45% of our total international revenues during the six months ended June 30, 2008. Substantially all of the remaining 55% were sales in euros, British pounds, Japanese yen and Chinese yuan. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we vigorously opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. On July 16, 2008, we commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. That matter is in its preliminary stages.

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against us and one of our former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleged franchise act violations, fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. The plaintiffs and Sona have settled all claims against Sona. On June 20, 2008, the court granted in part and denied in part our motion to dismiss the plaintiffs’ claims against us and our former director. The court dismissed, among other claims, the plaintiffs’ franchise act claims, as well as their claim for unjust enrichment. We have answered the remaining claims and filed an opposition to the plaintiffs’ motion for reconsideration of the court’s June 20, 2008 order on our motion to dismiss. The court has issued a scheduling order in the case and discovery has commenced. We have moved to dismiss the plaintiffs’ claims against us. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

As of June 30, 2008, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2005, we completed an initial public offering (IPO) of 5,750,000 shares of our class A common stock at a price to the public of $15.00 per share. We sold 4,750,000 shares of the class A common stock, including an over-allotment option of 750,000 shares, and El.En., the selling shareholder in the offering, sold 1,000,000 of the shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-127463), which was declared effective by the SEC on November 8, 2005. We received aggregate net proceeds of approximately $64.0 million, after deducting underwriting discounts and commission of approximately $5.0 million and expenses of the offering of approximately $2.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

From the effective date of the registration statement through December 31, 2005, we used approximately $2.6 million for general corporate purposes. From the effective date of the registration statement through December 31, 2006, we used approximately $49.6 million for general corporate purposes. From the effective date of the registration statement through June 30, 2007, we used approximately $64.0 million for general corporate purposes, and as of June 30, 2007, all proceeds from our IPO had been utilized.

Our total cash, cash equivalents, marketable securities and long-term investments balance was $91.5 million as of June 30, 2008.

We did not sell any unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on May 14, 2008. At the 2008 Annual Meeting, our stockholders elected all of the director nominees and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2008.

Holders of our class A and class B common stock, voting together as a single class, elected Michael R. Davin to serve as our class III classified director until our 2011 annual meeting of stockholders and until his successor is elected and qualified. Holders of our class B common stock, voting as a separate class, elected Ettore V. Biagioni, Andrea Cangioli, Leonardo Masotti and George J. Vojta to serve as our class B directors until our 2008 annual meeting and until their successors are elected and qualified. In addition to the directors listed above who were elected at the 2008 Annual Meeting, the terms as directors of Paul F. Kelleher and Thomas H. Robinson continued after the 2008 Annual Meeting.

The matters acted upon at the 2008 Annual Meeting, and the voting tabulation for each matter, are as follows:

Proposal 1:	The election of one class III classified director for the next three years (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Nominee	Votes For	Votes Withheld
Michael R. Davin	10,883,829	632,199

Proposal 2:	The election of four class B directors for the next year; (voted on by the holders of class B common stock, voting as a separate class):

Nominee	Votes For	Votes Withheld
Ettore V. Biagioni	2,938,628	0
Andrea Cangioli	2,938,628	0
Leonardo Masotti	2,938,628	0
George J. Vojta	2,938,628	0

Proposal 3:	Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008 (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Votes For	Votes Against	Abstain
11,434,567	76,781	4,679

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: August 11, 2008	By:	/s/ Michael R. Davin
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 11, 2008	By:	/s/ Timothy W. Baker
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002