Form 10-Q
period 2008-09-30
CYNOSURE INC
filed 2008-11-10
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 3, 2008:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,759,156
Class B Common Stock, $0.001 par value	2,975,297

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents (Note 4)	$50,733	$39,011
Marketable securities (Notes 4 and 5)	22,160	47,086
Accounts receivable, net	39,503	24,124
Amounts due from related party (Note 11)	37	8
Inventories	26,178	22,442
Prepaid expenses and other current assets	3,290	4,425
Deferred income taxes	4,681	4,161

Total current assets	146,582	141,257

Property and equipment, net	8,518	7,146
Long-term investments (Notes 4 and 5)	19,785	—
Other assets	1,442	1,441

Total assets	$176,327	$149,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,587	$2,810
Amounts due to related party (Note 11)	4,503	2,311
Accrued expenses	18,420	17,980
Deferred revenue	4,527	3,939
Capital lease obligation	422	485

Total current liabilities	34,459	27,525

Capital lease obligation, net of current portion	499	794
Deferred revenue, net of current portion	465	421
Other noncurrent liability	491	226
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,732 and 12,448 shares as of September 30, 2008 and December 31, 2007, respectively	13	12
Additional paid-in capital	109,728	101,298
Retained earnings	33,024	20,332
Accumulated other comprehensive loss	(2,065)	(477)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	140,413	120,878

Total liabilities and stockholders’ equity	$176,327	$149,844

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Income

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$38,209	$31,533	$114,167	$87,742
Cost of revenues	13,396	11,045	38,645	32,035

Gross profit	24,813	20,488	75,522	55,707

Operating expenses:
Sales and marketing	13,911	10,310	41,190	29,447
Research and development	1,992	1,468	5,606	4,958
General and administrative	3,983	3,143	11,108	8,371

Total operating expenses	19,886	14,921	57,904	42,776

Income from operations	4,927	5,567	17,618	12,931

Interest income, net	549	661	1,977	1,762
Other (expense) income, net	(425)	356	9	440

Income before provision for income taxes	5,051	6,584	19,604	15,133

Provision for income taxes	1,888	2,207	6,912	5,927

Net income	$3,163	$4,377	$12,692	$9,206

Basic net income per share	$0.25	$0.36	$1.01	$0.78

Diluted net income per share	$0.25	$0.34	$0.99	$0.73

Basic weighted-average common shares outstanding	12,642	12,281	12,542	11,863

Diluted weighted-average common shares outstanding	12,854	12,751	12,806	12,604

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$12,692	$9,206
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,901	2,029
Stock-based compensation expense	5,875	4,283
Accretion of discounts on marketable securities	241	203
Deferred income taxes	(26)	(137)
Impairment of marketable security	—	190
Changes in operating assets and liabilities:
Accounts receivable	(15,625)	(2,118)
Due from related party	(31)	319
Inventories	(3,899)	(5,135)
Net book value of demonstration inventory sold	626	150
Prepaid expenses and other current assets	679	2,072
Accounts payable	3,774	(1,874)
Due to related party	2,213	967
Accrued expenses	260	4,111
Deferred revenue	635	906
Other noncurrent liability	264	38

Net cash provided by operating activities	10,579	15,210

Investing activities:
Purchases of property and equipment	(4,869)	(3,017)
Proceeds from the sales and maturities of marketable securities	43,115	51,204
Purchases of marketable securities	(39,674)	(57,362)
Decrease in other noncurrent assets	—	4

Net cash used in investing activities	(1,428)	(9,171)

Financing activities:
Payment on short term loan	—	(168)
Proceeds from exercise of stock options	1,602	5,211
Tax benefits related to stock options	1,555	3,582
Payments on capital lease obligation	(356)	(319)

Net cash provided by financing activities	2,801	8,307

Effect of exchange rate changes on cash and cash equivalents	(230)	(475)

Net increase in cash and cash equivalents	11,722	13,871
Cash and cash equivalents, beginning of the period	39,011	13,690

Cash and cash equivalents, end of the period	$50,733	$27,561

Supplemental cash flow information
Cash paid for interest	$95	$116

Cash paid for taxes	$5,369	$31

Supplemental noncash investing and financing activities
Net unrealized loss on marketable securities, net of $503 deferred income tax benefit, for the nine months ended September 30, 2008	$944	$—

Assets acquired under capital lease	$—	$103

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $2.3 million and $1.4 million and related tax benefits of $586,000 and $457,000 for the three months ended September 30, 2008 and 2007, respectively. Cynosure recorded stock-based compensation expense of $5.9 million and $4.3 million and related tax benefits of $1.2 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. Cynosure capitalized $76,000 and $65,000 of stock-based compensation expense as part of inventory as of September 30, 2008 and December 31, 2007, respectively.

Stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options. Stock-based compensation expense was recorded to other expense for an option grant to a former employee in connection with a legal settlement during the three months ended September 30, 2008.

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cost of revenues	$411	$269
Sales and marketing	2,365	1,307
Research and development	823	1,166
General and administrative	2,064	1,541
Other expense	212	—

Total stock-based compensation expense	$5,875	$4,283

Cash received from option exercises was $1,602,000 and $5,211,000 during the nine months ended September 30, 2008 and 2007, respectively. Cynosure recognized $1,555,000 and $3,582,000 in actual tax benefits during the nine months ended September 30, 2008 and 2007, respectively. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 350,090 and 549,800 stock options to its employees during the nine months ended September 30, 2008 and 2007, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the nine months ended September 30, 2008 and 2007 was $13.53 and $18.67, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	2.19% - 3.30%	4.58% - 4.77%
Expected dividend yield	—	—
Expected lives	5.8 years	5.8 years
Expected volatility	64 - 66%	70%
Estimated forfeiture rate	5%	1%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to the limited trading history of Cynosure’s common stock, which has been publicly traded since December 2005, Cynosure’s estimated expected stock price volatility is based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the nine months ended September 30, 2008 and 2007 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

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

During the three months ended September 30, 2008, Cynosure recorded approximately $212,000 to other expense for an option grant to a former employee in connection with a legal settlement. This option grant will be issued during the fourth quarter of 2008. Cynosure calculated the value of this option grant using the Black-Scholes and using the following assumptions: (1) risk-free interest rate of 4.02%; (2) expected life of 10 years, which is the equivalent of the contractual life of the options; and (3) expected volatility of 63%. This option grant will be immediately exercisable upon issuance and will be remeasured on the date of grant.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$3,591	$1,467
Work in process	998	395
Finished goods	21,589	20,580

	$26,178	$22,442

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

In accordance with SFAS 157, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities and long-term investments) measured at fair value as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$32,300	$—	$—	$32,300
State and municipal bonds (2)	—	9,519	—	9,519
Federal agency and corporate obligations (3)	—	19,191	—	19,191
Equity securities	12	—	—	12
Auction rate securities	—	—	19,785	19,785

Total	$32,312	$28,710	$19,785	$80,807

(1)	Included in cash and cash equivalents at September 30, 2008.
(2)	$0.6 million included in cash and cash equivalents at September 30, 2008.
(3)	$6.0 million included in cash and cash equivalents at September 30, 2008.

Level 3 assets consist of tax exempt certificates with an auction reset feature (auction rate securities) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, Cynosure has classified $19.8 million of its auction rate securities portfolio as long-term assets on its consolidated balance sheet.

Cynosure’s investments in auction rate securities were valued at fair value as of September 30, 2008. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 4% to 24% with a weighted average discount across the portfolio of 6%. Changes in the assumptions of Cynosure’s model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead Cynosure to record an impairment charge for these securities in the future.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the nine months ended September 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$29,300
Unrealized loss included in other accumulated comprehensive income	(1,340)
Net settlements	(8,175)

Balance at September 30, 2008	$19,785

See Note 14 for further discussion regarding Cynosure’s investments in auction rate securities.

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

The following table summarizes Cynosure’s investments as of September 30, 2008, all of which are classified as available-for-sale (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Cash equivalents:
State and municipal bonds	$550	$550	$—	$—
Federal agency and corporate obligations	6,012	6,014	—	(2)

Total cash equivalents	$6,562	$6,564	$—	$(2)

Short-term investments:
State and municipal bonds	$8,969	$8,963	$15	$(9)
Federal agency and corporate obligations	13,179	13,266	—	(87)
Equity securities	12	8	8	(4)

Total short-term investments	$22,160	$22,237	$23	$(100)
Long-term investments:
Auction rate securities	$19,785	$21,125	$—	$(1,340)

Total short and long-term investments	$41,945	$43,362	$23	$(1,440)

As of September 30, 2008, Cynosure’s debt securities, included in short and long-term investments, mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$8,969	$8,334	$635	$—
Federal agency and corporate obligations	13,179	12,424	755	—
Auction rate securities	19,785	—	—	19,785

Total debt securities	$41,933	$20,758	$1,390	$19,785

As of September 30, 2008, Cynosure had 16 debt securities, related to investments in state and municipal bonds, federal agency notes and corporate obligations that were in an unrealized loss position, all of which have been in such a position for less than 12 months. The unrealized losses in these debt securities were caused by increasing market interest rates. The contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Cynosure has the ability and the intent to hold these investments until a recovery of market value, Cynosure does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

The unrealized losses in auction rate securities were due principally to illiquidity in the marketplace (see Note 4 for further discussion of fair value). Cynosure does not consider these investments to be other-than-temporarily impaired at September 30, 2008. Cynosure has the ability and the intent to hold these investments until anticipated recovery. Cynosure has also experienced the successful call of the underlying student loan obligations for certain auction rate securities at par value. If in the future it is determined that any decline in values of the auction rate securities is other-than-temporary, Cynosure will recognize the loss in the statement of income, which could have a material impact on the operating results in the period during which it is recognized.

See Note 14 for further discussion regarding Cynosure’s investments in auction rate securities.

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2008, which is a component of accrued expenses in the consolidated balance sheets:

September 30, 2008
(in thousands)
Warranty accrual, beginning of period	$3,094
Charged to costs and expenses relating to new sales	3,298
Costs incurred	(2,982)

Warranty accrual, end of period	$3,410

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

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
United States	$24,146	$19,161	$71,978	$49,437
Europe	6,184	5,596	20,971	19,683
Asia / Pacific	5,216	2,818	12,723	9,032
Other	2,663	3,958	8,495	9,590

Total	$38,209	$31,533	$114,167	$87,742

Net assets by geographic area are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
United States	$135,802	$118,074
Europe	7,635	6,116
Asia / Pacific	1,243	837
Eliminations	(4,267)	(4,149)

Total	$140,413	$120,878

Long-lived assets by geographic area are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
United States	$9,057	$7,829
Europe	674	589
Asia / Pacific	229	169

Total	$9,960	$8,587

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Basic weighted-average number of shares outstanding	12,642	12,281	12,542	11,863
Potential common shares pursuant to stock options	212	470	264	741

Diluted weighted-average number of shares outstanding	12,854	12,751	12,806	12,604

During the three months ended September 30, 2008 and 2007, approximately 742,000 and 196,000 shares, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as the effect would have been anti-dilutive. During the nine months ended September 30, 2008 and 2007, approximately 499,000 and 222,000 shares, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as the effect would have been anti-dilutive.

Note 9 — Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Unrealized (loss) gain on marketable securities, net of taxes	$(918)	$26
Cumulative translation adjustment	(1,147)	(503)

Total accumulated other comprehensive loss	$(2,065)	$(477)

The components of total comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Reported net income	$3,163	$4,377	$12,692	$9,206

Cumulative translation adjustment	(919)	117	(644)	162
Unrealized loss on marketable securities:
Unrealized holding (losses) gains on marketable securities	(90)	16	(944)	(34)
Add-back: Reclassification adjustment for impairment of marketable security included in net income	—	87	—	87

Gross unrealized (loss) gain on marketable securities	(90)	103	(944)	53

Total comprehensive income	$2,154	$4,597	$11,104	$9,421

Note 10 — Litigation

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure vigorously opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. The Company also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with the Company and are thereby deemed to have consented to the receipt of facsimile communications. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. Cynosure is not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, Cynosure commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. On August 11, 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, Cynosure filed a reply to the Counterclaim. A summary judgment motion is due by December 15, 2008 and a hearing date was set for February 10, 2009. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against Cynosure and one of its former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleged franchise act violations, fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. On August 1, 2007, the plaintiffs settled all claims against Sona. On September 19, 2008, the plaintiffs settled all claims against Cynosure and its former director and the Court dismissed the case without prejudice. On October 27, 2008, the parties stipulated that the case may be dismissed without prejudice, and on October 28, 2008, the Court approved the parties’ stipulation.

On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. for infringement of U.S. Patent No. 6,206,873 (‘873 patent). Cynosure’s complaint alleges that CoolTouch’s “CoolLipo” infringes on the ‘873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the ‘873 patent is not infringed and is invalid, and also asserted counterclaims against Cynosure in the same court alleging patent infringement by Cynosure. CoolTouch’s counterclaim alleges that Cynosure’s Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that Cynosure’s Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. Cynosure is vigorously prosecuting its claims against CoolTouch and defending against CoolTouch’s counterclaims. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Note 11 — Related Party Transactions

As of September 30, 2008, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2008 and 2007 were approximately $3.9 million and $1.4 million, respectively. Purchases of inventory from El.En. during the nine months ended September 30, 2008 and 2007 were approximately $10.4 million and $5.1 million, respectively. As of September 30, 2008 and December 31, 2007, amounts due to related party for these purchases were approximately $4.5 million and $2.3 million, respectively. Amounts due from El.En. as of September 30, 2008 and December 31, 2007 were $37,000 and $8,000, respectively, which represent services performed by Cynosure.

Note 12 — Income Taxes

Effective January 1, 2007, Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (FIN 48). At September 30, 2008, there are no material gross unrecognized tax benefits.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Adoption of FSP 157-3 did not have a material impact on Cynosure’s financial position or results of operations.

Note 14 — Subsequent Events

Cynosure’s auction rate securities are managed by UBS Financial Services Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Security Rights (the Rights) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit Cynosure to sell, or put, its auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. Cynosure expects to exercise its Rights and put its auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

As of September 30, 2008, Cynosure had the intent and ability to hold these securities until anticipated recovery. As a result, Cynosure has recognized the unrealized loss through September 30, 2008 as a temporary impairment in other comprehensive income in stockholders equity.

By accepting the Rights, Cynosure can no longer assert that it has the intent to hold the auction rate securities until anticipated recovery. Therefore, Cynosure will recognize an other-than-temporary impairment charge of approximately $1.3 million in the fourth quarter of 2008. The charge will be measured as the difference between the par value and market value of the auction rate securities on November 3, 2008, the date Cynosure accepted the Rights. However as Cynosure will be permitted to put the auction rate securities back to UBS at par value, Cynosure will account for the Rights as a separate asset that will be measured at its fair value, resulting in a gain of approximately $1.3 million recorded on November 3, 2008, the date Cynosure accepted the Rights. As a result of Cynosure’s acceptance of the Rights, Cynosure has elected to classify the Rights and reclassify Cynosure’s investments in auction rate securities as trading securities, as defined by SFAS No. 115, on the date of Cynosure’s acceptance of the Rights. As a result, Cynosure will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed. Although the Rights represent the right to sell the securities back to UBS at par, Cynosure will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. Cynosure will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, particularly in Part I — Item 1A, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

We sell 18 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite;

•	the Affirm and Affirm CO2 systems for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Smartlipo and Smartlipo MPX systems for LaserBodySculptingSM for the removal of unwanted fat; and

•	the Accolade system for the removal of benign pigmented lesions, including pigmented lesions known as Nevus of Ota and Nevus of Ito, as well as multi-colored tattoos.

During the three months ended September 30, 2008, we introduced and began shipping our Affirm CO2 workstation, which, in contrast to the original Affirm workstation, uses an ablative approach, which involves the removal of upper layers of skin, to target the epidermal and dermal layer with the objective of treating dyschromia, deep wrinkles and significant photoaging.

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the nine months ended September 30, 2008 and 2007, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2008, we derived 32% and during the same period in 2007, we derived 36% of our revenues from sales outside North America. As of September 30, 2008, we had 79 sales employees in North America, 41 sales employees covering four European countries, Japan and China and distributors in 55 countries.

The following table provides revenue data by geographical region for the nine months ended September 30, 2008 and 2007:

	Percentage of Revenues
	Nine-Months Ended September 30,
Region	2008	2007
North America	68%	64%
Europe	18	22
Asia/Pacific	11	10
Other	3	4

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2008 and 2007, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2008		2007
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$38,209	100%	$31,533	100%	$6,676	21%
Cost of revenues	13,396	35	11,045	35	2,351	21

Gross profit	24,813	65	20,488	65	4,325	21
Operating expenses
Sales and marketing	13,911	36	10,310	33	3,601	35
Research and development	1,992	5	1,468	5	524	36
General and administrative	3,983	10	3,143	10	840	27

Total operating expenses	19,886	52	14,921	47	4,965	33

Income from operations	4,927	13	5,567	18	(640)	(11)
Interest income, net	549	1	661	2	(112)	(17)
Other (expense) income, net	(425)	(1)	356	1	(781)	(219)

Income before provision for income taxes	5,051	13	6,584	21	(1,533)	(23)
Provision for income taxes	1,888	5	2,207	7	(319)	(14)

Net income	$3,163	8%	$4,377	14%	$(1,214)	(28)%

Revenues

Revenues in the three months ended September 30, 2008 exceeded revenues in the three months ended September 30, 2007 by $6.7 million or 21%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Product sales in North America	$24,152	$20,475	$3,677	18%
Product sales outside North America	10,015	7,734	2,281	29
Original equipment manufacturer sales and revenue sharing	475	283	192	68
Parts, accessories and service sales	3,567	3,041	526	17

Total Revenues	$38,209	$31,533	$6,676	21%

•

Revenues from the sale of products in North America increased by approximately $3.7 million, or 18%, over the 2007 period, due to an increase in the number of product units sold, as well as a favorable change in product mix from new products introduced in the past year.

•	Revenues from sales of products outside of North America increased by approximately $2.3 million, or 29%, over the 2007 period, due to an increase in sales by our Asian subsidiaries and distributors.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.5 million, or 17%, over the 2007 period, primarily as a result of an increase in revenues generated from the sale of disposable components related to our Affirm and Smartlipo systems that were introduced in the past year. The increase also related to an increase in revenues generated from service contracts and the sale of parts, over the 2007 period, both of which are related to the overall increase in volume of sales during the past three years.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Cost of revenues (in thousands)	$13,396	$11,045	$2,351	21%
Cost of revenues (as a percentage of total revenues)	35%	35%

The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales volume of our products. Our cost of revenues remained consistent as a percentage of revenues at 35% for the three months ended September 30, 2008 and 2007.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Sales and marketing (in thousands)	$13,911	$10,310	$3,601	35%
Sales and marketing (as a percentage of total revenues)	36%	33%

Sales and marketing expenses increased primarily due to an increase of $1.0 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, which includes an increase of $0.2 million in commission expense. Personnel costs and travel expenses associated with our international subsidiaries increased by $0.5 million, due to the expansion of our worldwide sales and marketing force, particularly at the management level, and an increase of $0.1 million in commission expense due to higher sales. Promotional costs increased $1.3 million, primarily due to an increased number of clinical workshops and increased spending on international related marketing efforts. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $0.3 million and a $0.5 million increase in clinical development and education related expenses.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Research and development (in thousands)	$1,992	$1,468	$524	36%
Research and development (as a percentage of total revenues)	5%	5%

Research and development expenses increased primarily due to an increase of $0.3 million in personnel costs and an increase in project material costs of $0.1 million. Research and development expenses also increased due to an increase in stock-based compensation of approximately $0.1 million. Research and development expenses remained relatively consistent as a percentage of total revenues and we expect these expenses as a percentage of total revenues to remain relatively consistent for the foreseeable future.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
General and administrative (in thousands)	$3,983	$3,143	$840	27%
General and administrative (as a percentage of total revenues)	10%	10%

General and administrative expenses increased primarily due to an increase in legal and professional service related costs of $0.6 million and an increase in stock-based compensation of $0.2 million.

Interest Income, net and Other Income, net

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Interest income, net (in thousands)	$549	$661	$(112)	(17)%
Other (expense) income, net (in thousands)	$(425)	$356	$(781)	(219)%

The decrease in interest income, net resulted from a change in mix in our investment portfolio to lower risk, short-term investments with lower yields, as well as a decrease in rates, period over period. This decrease is partially offset by the overall increase in our total investment portfolio of $16.3 million, or 25%, from $64.5 million as of September 30, 2007 to $80.8 million as of September 30, 2008. The variance in other (expense) income, net is a result of foreign currency remeasurement losses generated in the third quarter of 2008 compared to the foreign currency remeasurement gains generated the third quarter of 2007. The increase in other (expense) income, net also relates to $0.2 million in stock-based compensation expense recorded during the three months ended September 30, 2008 for an option grant to a former employee in connection with a legal settlement.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Provision for income taxes (in thousands)	$1,888	$2,207	$(319)	(14)%
Provision as a % of income before provision for income taxes	37%	34%

The decrease in our provision for income taxes is primarily attributable to the $1.5 million decrease in our income before provision for income taxes from $6.6 million in 2007 to $5.1 million in 2008. The increase in the provision as a percentage of income before provision for income taxes is primarily due to changes in the jurisdictional mix of earnings. We expect our annual effective tax rate to approximate 36% for the full year 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2008 and 2007, respectively (in thousands, except for percentages):

	Nine Months Ended June 30,
	2008		2007
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$114,167	100%	$87,742	100%	$26,425	30%
Cost of revenues	38,645	34	32,035	37	6,610	21

Gross profit	75,522	66	55,707	63	19,815	36
Operating expenses
Sales and marketing	41,190	36	29,447	34	11,743	40
Research and development	5,606	5	4,958	6	648	13
General and administrative	11,108	10	8,371	9	2,737	33

Total operating expenses	57,904	51	42,776	49	15,128	35

Income from operations	17,618	15	12,931	15	4,687	36
Interest income, net	1,977	2	1,762	2	215	12
Other income, net	9	—	440	1	(431)	(98)

Income before provision for income taxes	19,604	17	15,133	17	4,471	30
Provision for income taxes	6,912	6	5,927	7	985	17

Net income	$12,692	11%	$9,206	10%	$3,486	38%

Revenues

Revenues in the nine months ended September 30, 2008 exceeded revenues in the nine months ended September 30, 2007 by $26.4 million or 30%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Product sales in North America	$72,220	$51,429	$20,791	40%
Product sales outside North America	29,886	26,355	3,531	13
Original equipment manufacturer sales and revenue sharing	1,178	834	344	41
Parts, accessories and service sales	10,883	9,124	1,759	19

Total Revenues	$114,167	$87,742	$26,425	30%

•

Revenues from the sale of products in North America increased by approximately $20.8 million, or 40%, over the 2007 period, due to an increase in the number of product units sold, as well as a favorable change in product mix from new products introduced in the past year.

•	Revenues from sales of products outside of North America increased by approximately $3.5 million, or 13%, over the 2007 period, due to an increase in sales by our Asian subsidiaries and distributors.

•

Revenues from original equipment manufacturer sales and revenue sharing increased by approximately $0.3 million, or 41%, over the 2007 period, due to an increase in rental revenues generated by our European subsidiaries.

•

Revenues from the sale of parts, accessories and services increased by approximately $1.8 million, or 19%, over the 2007 period, primarily as a result of an increase in revenues generated from the sale of disposable components related to our Affirm and Smartlipo systems that were introduced in the past year. The increase also related to an increase in revenues generated from service contracts and the sale of parts, over the 2007 period, both of which are related to the overall increase in volume of sales during the past three years.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Cost of revenues (in thousands)	$38,645	$32,035	$6,610	21%
Cost of revenues (as a percentage of total revenues)	34%	37%

The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products. Our cost of revenues decreased as a percentage of revenues to 34% for the nine months ended September 30, 2008, from 37% for the nine months ended September 30, 2007, resulting in an increase in our gross margin of 3%, period over period. The improvement in gross margins is primarily the result of higher average selling prices of our products, a favorable change in product mix and increased contribution from direct sales.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Sales and marketing (in thousands)	$41,190	$29,447	$11,743	40%
Sales and marketing (as a percentage of total revenues)	36%	34%

Sales and marketing expenses increased primarily due to an increase of $5.2 million in personnel costs and travel expenses associated with the expansion of our North American direct sales organization, which includes an increase of $1.7 million in commission expense. Personnel costs and travel expenses associated with our international subsidiaries increased by $1.3 million, due to the expansion of our worldwide sales and marketing force, particularly at the management level, and an increase of $0.3 million in commission expense due to higher sales. Promotional costs increased $3.5 million, primarily due to an increased number of clinical workshops, trade shows and other promotional efforts, as well as increased spending on international related marketing efforts. Sales and marketing expenses also increased due to an increase in stock-based compensation of approximately $1.1 million and a $0.6 million increase in clinical development and education related expenses.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Research and development (in thousands)	$5,606	$4,958	$648	13%
Research and development (as a percentage of total revenues)	5%	6%

Research and development expenses increased primarily due to an increase of $0.6 million in personnel costs, an increase of $0.1 million in clinical research and development costs and an increase in project material costs of $0.2 million. The increase in research and development expenses is offset by a decrease in stock-based compensation of approximately $0.3 million.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
General and administrative (in thousands)	$11,108	$8,371	$2,737	33%
General and administrative (as a percentage of total revenues)	10%	9%

General and administrative expenses increased due to an increase in legal and professional service related costs of $1.2 million, an increase in personnel costs of $0.8 million, as well as an increase in stock-based compensation of $0.5 million. General and administrative expenses also increased due to an increase in bad debt expense of approximately $0.2 million associated with our international subsidiaries.

Interest Income, net and Other Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Interest income, net (in thousands)	$1,977	$1,762	$215	12%
Other income, net (in thousands)	$9	$440	$(431)	(98)%

The increase in interest income, net resulted from an overall $16.3 million, or 25%, increase in our total investment portfolio from $64.5 million as of September 30, 2007 to $80.8 million as of September 30, 2008, partially offset by a decrease in interest rates, period over period. The variance in other income, net is a result of lower net foreign currency remeasurement gains in the first nine months of 2008 compared to the foreign currency remeasurement gains in the first nine months of 2007. The decrease in other income, net also relates to $0.2 million in stock-based compensation expense recorded during the nine months ended September 30, 2008 for an option grant to a former employee in connection with a legal settlement.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Provision for income taxes (in thousands)	$6,912	$5,927	$985	17%
Provision as a % of income before provision for income taxes	35%	39%

The increase in our provision for income taxes is primarily attributable to the $4.5 million increase in our income before provision for income taxes from $15.1 million in 2007 to $19.6 million in 2008. The decrease in the provision as a percentage of income before provision for income taxes is primarily due to changes in the jurisdictional mix of earnings and a provision for income taxes recorded during the nine months ended September 30, 2007 related to a prior period examination by the Internal Revenue Service. We expect our annual effective tax rate to approximate 36% for the full year 2008.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At September 30, 2008, our cash, cash equivalents, marketable securities and long-term investments were $92.7 million. Our cash and cash equivalents of $50.7 million consist of highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds, commercial paper and municipal bonds with commercial banks and financial institutions. Our marketable securities of $22.2 million consist primarily of investment-grade corporate bonds and obligations of the federal government or municipal issuers, all of which mature by January 19, 2010. Our long-term investments of $19.8 million consist primarily of tax exempt certificates with an auction reset feature (auction rate securities), whose underlying assets are generally student loans, which are substantially backed by the federal government.

In February 2008, auctions began to fail for auction rate securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our consolidated balance sheet. These investments were valued at fair value as of September 30, 2008. See Note 4 to our consolidated financial statements.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

By accepting the Rights, we can no longer assert that we have the intent to hold the auction rate securities until anticipated recovery. Therefore, we will recognize an other-than-temporary impairment charge of approximately $1.3 million in the fourth quarter of 2008. The charge will be measured as the difference between the par value and market value of the auction rate securities on November 3, 2008, the date we accepted the Rights. However as we will be permitted to put the auction rate securities back to UBS at par value, we will account for the Rights as a separate asset that will be measured at its fair value, resulting in a gain of approximately $1.3 million recorded on

November 3, 2008, the date we accepted the Rights. As a result of our acceptance of the Rights, we have elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by SFAS No. 115, on the date of our acceptance of the Rights. As a result, we will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed. Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. We will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

We expect to continue to generate positive cash flows from operations in the future. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Due to certain significant capital expenditures incurred during the nine months ended September 30, 2008, including the expansion of our corporate headquarters facility and the implementation of a new financial software system, we expect that capital expenditures during the next 12 months will be consistent with our capital expenditures during the 12 months ended December 31, 2007.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $10.6 million for the nine months ended September 30, 2008. This resulted primarily from net income for the period of $12.7 million, increased by approximately $8.8 million in depreciation and amortization and stock-based compensation expense and increased by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $11.1 million principally related to an increase in accounts receivable due to an increase in sales, particularly in the last month of the quarter, coupled with a general slowdown in payments, and an increase in inventory for anticipated future sales, offset by an increase in accounts payable and amounts due to related party related to the launch of Smartlipo MPX and Affirm CO2 systems. Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2008, which consisted primarily of the net proceeds of $3.4 million from the sales and maturities of marketable securities, offset by purchases of marketable securities, and offset by $4.9 million used for fixed asset purchases. Net cash provided by financing activities during the nine months ended September 30, 2008 was $2.8 million, principally relating to proceeds from stock option exercises and related tax benefits.

Net cash provided by operating activities was $15.2 million for the nine months ended September 30, 2007. This resulted primarily from net income for the period of $9.2 million, increased by approximately $6.3 million in depreciation and amortization and stock-based compensation expense and increased by approximately $0.3 million in deferred income tax benefits, accretion of discounts on marketable securities and the realized loss on marketable investments. Net changes in working capital items decreased cash from operating activities by approximately $0.6 million principally related to an increase in accounts receivable and inventory of $2.1 million and $5.1 million, respectively, a decrease in accounts payable of $1.9 million, offset by a decrease in prepaid expenses and other assets and an increase in accrued expenses. Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2007, which consisted primarily of the net purchase of $6.2 million of marketable securities and $3.0 million used for fixed asset purchases. Net cash provided by financing activities during the nine months ended September 30, 2007 was $8.3 million, principally relating to proceeds from option exercises and tax benefits related to stock options.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007. There have been no material changes to our critical accounting policies as of September 30, 2008.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Adoption of FSP 157-3 did not have a material impact on our financial position or results of operations.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, some of which are auction rate securities, commercial paper, federal agency notes and corporate obligations. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). All investments other than auction rate securities mature by January 19, 2010. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity (excluding acquisitions or mergers). We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	September 30, 2008	FY 2008	FY 2009	FY 2010	Thereafter
Investments (at fair value)	$48,495	$7,562	$19,758	$1,390	$19,785
Weighted average interest rate	4.99%	2.59%	3.71%	6.29%	7.09%

As of September 30, 2008, we held approximately $19.8 million of auction rate securities, which are classified as long-term assets. The underlying assets of these auction rate securities are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 4% to 24% with a weighted average discount across the portfolio of 6%. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to record an impairment charge for these securities.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights. See Note 14 to our consolidated financial statements for further discussion regarding the Rights.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 47% of our total international revenues during the nine months ended September 30, 2008. Substantially all of the remaining 53% were sales in euros, British pounds, Japanese yen and Chinese yuan. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we vigorously opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that the our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the Counterclaim. A summary judgment motion is due by December 15, 2008 and a hearing date was set for February 10, 2009. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

In January 2006, Gentle Laser Solutions, Inc., Liberty Bell Med Spa, Inc. and Kevin T. Campbell filed suit against us and one of our former directors, along with Sona International Inc. Sona Lasers Centers, Inc. and various other individuals, in the Superior Court of New Jersey. The matter was later removed to the United States District Court in the District of New Jersey. The suit alleged franchise act violations, fraud, breach of contract and other causes of action in connection with the plaintiffs’ acquisition of franchises from the Sona entities. On August 1, 2007, the plaintiffs settled all claims against Sona. On September 19, 2008, the plaintiffs settled all claims against us and our former direct and the Court dismissed the case without prejudice. On October 27, 2008, the parties stipulated that the case may be settled without prejudice, and on October 28, 2008, the Court approved the parties’ stipulation.

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

As of September 30, 2008, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Cynosure, Inc.
(Registrant)

Date: November 10, 2008	By:	/s/ Michael R. Davin
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: November 10, 2008	By:	/s/ Timothy W. Baker
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002