Form 10-K
period 2008-12-31
CYNOSURE INC
filed 2009-03-13
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2008: $190,814,890.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 9, 2009:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,760,831
Class B Common Stock, $0.001 par value	2,939,161

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening, and to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our newer products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.

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

In April 2008, we introduced the Smartlipo MPX workstation, the next generation of our workstations for laser lipolysis. Smartlipo MPX is the only FDA-cleared, dual-wavelength laser system designed to efficiently liquefy fat and tighten skin through tissue coagulation.

In July 2008, we introduced the Affirm CO2 workstation, which, in contrast to the original Affirm workstation, uses an ablative approach, which involves the removal of upper layers of skin, to target the epidermal and dermal layer with the objective of treating deep wrinkles and significant photoaging.

We sell our products through a direct sales force in North America, four European countries, Japan and China and through international distributors in 55 other countries. As of December 31, 2008, we had sold more than 8,900 aesthetic treatment systems worldwide. See Note 7 to our Consolidated Financial Statements for revenue, net asset and long-lived asset information by geographic region.

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

Industry

Aesthetic Market Opportunity

InMedica, a division of IMS Research, an independent aesthetic treatment market research firm, estimates in the World Market for Aesthetic Devices—2008 Edition that the world market for professional aesthetic devices was estimated at $1.2 billion in 2007 and is forecast to grow to $1.9 billion in 2012, representing a compounded average annual growth rate of 9.5%.

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

Expansion Into Non-Traditional Physician Customer and Medi-Spa Markets

Aesthetic treatment procedures that use lasers and other light-based equipment have traditionally been performed by dermatologists and plastic surgeons. Based on published membership information from professional medical organizations, there are approximately 18,000 dermatologists and plastic surgeons in the

United States. A broader group of physicians in the United States, including primary care physicians, obstetricians and gynecologists, have incorporated aesthetic treatment procedures into their practices. These non-traditional physician customers are largely motivated to offer aesthetic procedures by the potential for a reliable revenue stream that is unaffected by managed care and government payor reimbursement economics. We believe that there are approximately 200,000 of these potential non-traditional physician customers in the United States and Canada, representing a significant market opportunity that is only beginning to be addressed by suppliers of lasers and other light-based aesthetic equipment. Some physicians are electing to open medical spas, often adjacent to their conventional office space, where they perform aesthetic procedures in an environment designed to feel less like a health care facility.

The Structure of Skin and Conditions that Affect Appearance

The human skin consists of several layers. The epidermis is the outer layer and contains the cells that determine pigmentation, or skin color. The dermis is a thicker inner layer that contains hair follicles and large and small blood vessels. Beneath the dermis is a layer that contains subdermal fat. The dermis is composed of mostly collagen, which provides strength and flexibility to the skin.

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

Minimally Invasive Laser Treatments

Laser lipolysis is a minimally invasive procedure that not only complements but augments traditional liposuction. As the most popular cosmetic surgical procedure in 2007, liposuction was performed approximately 500,000 times in the United States.

Our Solution

We offer tailored customer solutions to address the market for non-invasive light-based aesthetic treatment applications, including hair removal, treatment of vascular lesions, skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, temporary reduction of the appearance of cellulite, treatment of wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation, and for minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance. As of December 31, 2008, we had sold more than 8,900 aesthetic treatment systems.

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

Competitive Offerings
Energy Source	Type of Light/Wavelength	Principal Applications	Cynosure	Six Largest Competitors
Pulse Dye Laser	Visible light (Yellow)(585/595 nm)	Vascular lesions, including shallow and deep lesions	X	1 of 6

Alexandrite Laser	Near infrared invisible light (755 nm)	Hair removal, particularly for light skin types	X	1 of 6

Diode Laser	Near infrared invisible light (805/940/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite	X	4 of 6

Nd:Yag Laser	Near infrared invisible light (1064 nm)	Hair removal, particularly for medium and dark skin types Vascular lesions, particularly deep lesions	X	5 of 6

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types Vascular lesions, particularly shallow lesions and pigmented lesions Temporary reduction in the appearance of cellulite	X	5 of 6

Multiple Energy Source Workstations (incorporating two or more energy sources)	Multiple	Multiple	X	3 of 6

•

Expansive Portfolio of Aesthetic Treatment Systems. We sell 18 different aesthetic treatment systems so that customers can select the product best suited to their practice or business. Our product portfolio includes single energy source systems as well as workstations that incorporate two or more different types of lasers or light-based technologies. By offering multiple technologies and system alternatives at a variety of price points, we seek to provide customers with tailored solutions that meet the specific needs of their practices while providing significant flexibility in their level of investment.

•

Upgrade Paths Within Product Families. We design our products to facilitate upgrading within product families. These upgrade paths provide our customers with the opportunity to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices.

•

Global Presence. We have offered our products in international markets for over 17 years, with approximately 34% of our revenue generated from product sales outside of North America in 2008. We target international markets through a direct sales force in four European countries, Japan and China and through international distributors in 55 other countries.

•

Strong Reputation Established Over 17-Year History. We have been in the business of developing and marketing aesthetic treatment systems for over 17 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

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

•

Launch Innovative New Products and Technologies for Emerging Aesthetic Applications. Our research and development team builds on our broad range of laser and light-based technologies to target unmet needs in significant aesthetic treatment markets. Since 2002, we have introduced 16 new products. We launched the Apogee Elite system, our flagship product for hair removal, in March 2004; the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005, and the Affirm system, our flagship product for anti-aging, in April 2006. In addition, we began to distribute the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in North America in February 2004. In November 2006, we began to distribute the Smartlipo system, which provides a minimally invasive procedure for LaserBodySculpting for the removal of unwanted fat. During the second quarter of 2008 we presented the next generation of laser lipolysis to Smartlipo by introducing the MPX workstation. Smartlipo MPX is the only FDA-approved, dual-wavelength laser system designed to efficiently liquefy fat and tighten skin through collagen remodeling. In the third quarter of 2008 we introduced the Affirm CO2 workstation, which, in contrast to the original Affirm workstation, uses an ablative approach, which involves the removal of upper layers of skin, to target the epidermal and dermal layer with the objective of treating dyschromia, deep wrinkles and significant photoaging. We are also working on new technologies for other emerging aesthetic applications.

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 23 field service engineers in North America and 30 international field service engineers working directly for us or our international distributors. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

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

			Application
	Laser/ Light Source	Year Introduced	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Pigmented Lesions	Temporary Reduction of Appearance of Cellulite	Acne	Tattoo Removal	Anti- Aging	LaserBody Sculpting and Removal of Unwanted Fat
Flagship Products:
Apogee Elite	Alexandrite	2004	Flagship	X	X	X
	Nd:Yag
Apogee 5500	Alexandrite	2004	X			X
Acclaim 7000	Nd:Yag	2004	X	X	X	X
Cynergy	Pulse Dye Nd:Yag	2005		Flagship	X	X
Vstar	Pulse Dye	2000		X				X
Acclaim 7000	Nd:Yag	2004	X	X	X
TriActive LaserDermology(2)	Diode Laser	2004					Flagship
Affirm / Affirm CO2	Nd:Yag Pulsed Light / CO2	2006								Flagship
Smartlipo(2)/ Smartlipo MPX	Nd:Yag	2006									Flagship
Accolade	Alexandrite	2008				Flagship			X

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance.
(2)	We distribute the TriActive LaserDermology and Smartlipo systems in North America pursuant to a distribution agreement with El.En S.p.A, which we refer to as El.En. We distribute the Smartlipo MPX systems internationally pursuant to a distribution agreement with El.En.

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

Two of our eight flagship products, our Affirm and Smartlipo systems, contain consumable parts. The Affirm system contains a highly durable micro lens array tip, which delivers the laser energy employed that can treat an average of ten treatment areas. We currently offer three different micro lens array tips, which cover a variety of treatment areas. The Smartlipo systems contain a consumable laser fiber that delivers the laser energy directly to subcutaneous fat cells-causing them to rupture.

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

Anti-Aging. We believe the marketplace is moving towards a more non-invasive system with anti-aging procedures, including wrinkle reduction, pigmentation, redness and overall skin rejuvenation. Our Affirm and Affirm CO2 was created to address the needs of the anti-aging demand. Anti-aging treatments were historically performed by physicians who could only target one condition and one skin layer during each treatment. Previously, patients often faced longer, more painful procedures that penetrated into the dermal layers and could potentially damage healthy skin.

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

In 2008, we introduced the Affirm CO2 system, an ablative workstation with a proprietary scanning delivery system that combines ablative CO2 resurfacing and rejuvenation in a single laser system. The Affirm CO2 system offers a range of settings that enable physicians to customize the treatment based on the aesthetic goals and downtime expectations of individual patients. The Affirm CO2 system is the newest flagship addition to the Affirm family of products for anti-aging.

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

LaserBodySculpting for the Removal of Unwanted Fat. Liposuction for body sculpting is the leading procedure to remove or reduce fat cells.

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

In February 2008, we introduced our Accolade system, which is our flagship solution for the removal of pigmented lesions. The Accolade is a high powered 755 nm, Q-switched Alexandrite laser. The combination of various spot sizes and the laser’s high repetition rates allow for rapid treatment. The target markets for Accolade include Japan, Korea and China, where dermal lesions such as Nevus of Ota and Nevus of Ito are common.

In April 2008, we introduced the Smartlipo MPX workstation, the next generation of our workstations for laser lipolysis. Smartlipo MPX is the only FDA-cleared, dual-wavelength laser system designed to efficiently liquefy fat and tighten skin through tissue coagulation. The novel Smartlipo MPX platform utilizes our patented MultiPlex technology to combine the benefits of the 1064-nm and 1320-nm wavelengths in one laser output. MultiPlex technology enables the workstation’s two wavelengths to be blended, or fired sequentially, for optimal fat liquefaction and skin tightening results through tissue coagulation. The two wavelengths can also be used individually and each offers unique characteristics. The 20 watt 1064-nm wavelength disrupts a broad region of tissue while heating the treated areas evenly. The 1064-nm wavelength also mediates blood vessel coagulation enhancing hemostasis. The 12 watt 1320-nm wavelength is highly concentrated with less scatter, and is rapidly absorbed by the water in the tissue. The combination of the two wavelengths creates a blended thermal and photomechanical effect that efficiently liquefies fat and tightens skin through tissue coagulation.

Sales and Marketing

We sell our aesthetic treatment systems to the traditional physician customer base of dermatologists and plastic surgeons as well as to the increasing number of non-traditional physician customers who are providing aesthetic services using laser and light-based technology. Non-traditional physician customers can include primary care physicians, obstetricians and gynecologists.

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

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in four European countries, Japan and China and through independent distributors in 55 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in the United Kingdom, France, Germany, Spain, Japan and China. During 2008, we formed a wholly-owned subsidiary in Mexico, Cynosure Mexico. In December 2008, we formed a wholly-owned subsidiary, Cynosure Korea Limited, in Seoul, Korea through the acquisition of the aesthetic laser business of our distributor in Korea (See Note 6). We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. Currently, we have written distribution agreements with 24 of our 25 third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 23 field service engineers. Outside of North America, our sales and service subsidiaries and our trained distributors employ 30 field service engineers.

In connection with direct sales of our aesthetic treatment systems, we arrange for the installation of the system and initial product training. Generally, installation and initial training takes less than three hours. The installation is conducted by our field service engineers. We offer a service that is particularly appealing to the non-traditional physician customer and aesthetic spa segments of the market, which have less familiarity with the business aspects of laser and light-based aesthetic treatments than dermatologists and cosmetic surgeons. The cost of installation and initial training for North American purchasers are all included in the purchase price of our systems. We also offer for an additional charge a more comprehensive package of services from pre-qualified third party consultants.

We strive to respond to all service calls within 24 hours to minimize disruption of our customers’ businesses. We have designed our products in a modular fashion to enable quick and efficient service and support. Specifically, we build these products with several separate components that can easily be removed and replaced when the product is being serviced. We provide initial warranties on our products to cover parts and service, and we offer extended warranty packages that vary by type of product and level of service desired. Our base warranty covers parts and service for one year. We offer extended warranty arrangements through service plans. We believe that we have a significant opportunity to increase our recurring customer revenues by increasing the percentage of our customers that enter into service contracts for our systems.

Research and Development

Our research and development team consists of 29 employees, including three physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991.

Our research and development expenses were approximately $7.5 million in 2008, $6.8 million in 2007 and $4.7 million in 2006, none of which was customer sponsored. We do not expect our research and development expenditures to increase in absolute dollars, though we do expect them to increase as a percentage of revenues in 2009.

Manufacturing and Raw Materials

We manufacture all of our products, other than the TriActive LaserDermology, Smartlipo systems and Affirm CO2, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software.

We design our products, including our Apogee, Cynergy, Acclaim and Affirm product families, so that they are built in a modular fashion using fewer components. This approach enables us to manufacture our products more efficiently.

We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Affirm, Apogee, Cynergy and Acclaim and product families. We also depend exclusively on sole source suppliers for Alexandrite rods, which we use in the manufacture of our Apogee products, and for our SmartCool treatment cooling systems.

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

El.En. Commercial Relationship

The TriActive LaserDermology, Smartlipo systems and Affirm CO2 sold by us were developed, and associated intellectual property rights are owned, by El.En. El.En. manufactures, and we distribute, these products pursuant to distribution agreements between us and El.En. These agreements provide us with exclusive distribution rights in the United States and Canada for the TriActive LaserDermology and Smartlipo systems and Affirm CO2. These agreements also provide us with exclusive distribution rights worldwide for the Smartlipo MPX systems. The transfer prices for products that we currently distribute under the agreements are specified in the agreement; however, they may be changed by El.En. at its discretion upon 30 days’ notice.

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

The distribution agreement for the Smartlipo systems expires in 2014. The distribution agreement for the Smartlipo MPX systems expires in 2016. The distribution agreement relating to the TriActive LaserDermology system will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the distribution agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the distribution agreement for the TriActive LaserDermology and Smartlipo systems if we do not meet annual minimum purchase obligations specified in the agreements.

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

As of December 31, 2008, we owned a total of 36 United States patents, as well as foreign counterparts to 28 of these patents. Our patent portfolio includes patents and patent applications with claims directed to:

•	the design and method of use and operation of our pulse dye laser systems;

•	the design and method of use and operation of our Alexandrite laser systems for hair removal;

•	our Multiplex energy delivery system for our pulse dye lasers; and

•	the design of endoscopic laser and light delivery systems.

The expiration dates for our issued United States patents and patent application range from 2013 to 2030. Additionally, El.En. has applied for a patent covering the methods of use and operation of the TriActive LaserDermology system. We do not consider any single patent or patent application that we hold to be material to our business.

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

In November 2006, we entered into a patent cross-license agreement with Palomar Medical Technologies, Inc., which we refer to as Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In November 2006, we made a payment to Palomar of $10 million for royalties related to sales prior to October 2006 of hair removal-only systems. In connection with this agreement, we also agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for sales of hair removal products ranges from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Our revenues from systems that do not include hair removal capabilities and revenues from service are not subject to any past or future royalties under this agreement.

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Cynosure(R), Apogee(R), Apogee Elite(R) and SmartCool(R) marks, among others, in the United States. Our other trademarks include Affinity(TM), Acclaim(R), Cynergy(TM), CynosureSpa(TM), Smartlipo(TM), Affirm(TM) and LaserDermology(SM). We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the TriActive(R) and Smartlipo® mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Competition

Our industry is subject to intense competition. Our products compete against laser and other light-based products offered by public companies, such as Candela Corporation, Cutera, Inc., Lumenis Ltd., Palomar Medical Technologies, Inc., Syneron Medical Ltd. and Solta Medical, Inc., as well as several smaller specialized private companies, such as Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX(R) and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

FDA’s Regulation of Manufacturing

The FDA requires that we manufacture our products in accordance with its Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic announced and unannounced inspections. Our last such inspection was in May 2008.

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

The FDA may require us to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. These inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money and effort to maintain compliance. The FDA inspected our current manufacturing facility in May 2008 and we believe that we are in substantial compliance with the QSR. Since 1994, we have received five untitled letters from the FDA regarding alleged violations caused by our promotional activities. We have responded to these letters and the FDA found our responses acceptable.

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

Employees

As of December 31, 2008, we had 288 employees, including 132 employees in sales and marketing functions, 29 employees in research, development and engineering functions, 88 employees in manufacturing and service functions and 39 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Although we were profitable in 2004, 2005, 2007 and 2008, we incurred operating losses of approximately $0.7 million in 2006. Although we achieved net income of $10.2 million in 2008, we incurred a net loss of $2.5 million in the fourth quarter of 2008. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our stock may decline, and you could lose all or a part of your investment.

Macroeconomic conditions have led, and are likely to continue to lead, to decreased demand for our products.

The aesthetic laser and light-based treatment system industry in which we operate is particularly vulnerable to economic trends. Most treatments performed using our products are elective procedures, the cost of which must be borne by the patient and are not reimbursable through government or private health insurance. Accordingly, the decision to undergo a treatment in which one of our products is used is affected by the willingness of an individual to pay for such a treatment.

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and economic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates and consumer confidence. Because consumer demand has dramatically decreased in recent months, practitioners’ demand for our products has also decreased, and we expect that it will continue to do so. Decreased demand for aesthetic procedures and for our products has had, and is likely to continue to have, an adverse effect on our operating results.

We may be exposed to credit risk of customers that have been adversely affected by weakened markets

Due to adverse general business conditions, such as the recent turmoil in the financial markets, the creditworthiness of our customers and potential customers may deteriorate over time, which may cause them to cancel or delay their purchase of our products. In addition, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers and potential customers. A significant delay in the collection of funds or a reduction of funds collected may impact our liquidity or result in bad debts.

Our business and operations experienced rapid growth from 2004 through 2007, however, in 2008, our quarterly growth rate slowed over the first three quarters, and in the fourth quarter, we experienced a decrease in revenue. If we fail to effectively manage our growth or fluctuations in our business, our business and operating results could be harmed.

We experienced several years of significant growth in our operations and the number of our employees. For example, our revenue increased from $27.1 million in 2003 to $124.3 million in 2007, and $139.7 million in 2008. However, during 2008, our revenue growth began to slow during the first three quarters, and our revenue in the fourth quarter of 2008 was below our revenue in the fourth quarter of 2007. We began 2003 with 138 employees and had 288 as of December 31, 2008. During the fourth quarter of 2008, due to the decrease in our revenue, we reduced our worldwide headcount by 17%, decreased spending on various programs and implemented general cost-control initiatives intended to reduce our 2009 operating expenses. These fluctuations have placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our business fluctuations, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage these fluctuations, we will need to continue to:

•	implement appropriate operational, financial and management controls, systems and procedures;

•	expand variable manufacturing capacity and scale of production;

•	expand our sales, marketing and distribution infrastructure and capabilities; and

•	provide adequate training and supervision to maintain high quality standards.

Our competition may prevent us from achieving further market penetration or improving operating results.

Competition in the aesthetic laser industry is intense. Our products compete against products offered by public companies, such as Candela Corporation, Cutera, Inc., Lumenis Ltd., Palomar Medical Technologies, Inc., Syneron Medical Ltd. and Solta Medical, Inc., as well as several smaller specialized private companies, such as Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

If demand for our aesthetic treatment systems by non-traditional physician customers and spas does not increase, our revenues will suffer and our business will be harmed.

The percentage of revenues from non-traditional physician customers and spa purchasers of our products increased significantly beginning in 2004. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

We rely upon third party suppliers for the components and subassemblies of many of our products, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Many of the components and subassemblies that comprise our aesthetic treatment systems are currently manufactured for us by a limited number of suppliers. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Apogee, Cynergy, Affirm and Acclaim product families. We do not have long-term contracts with any of these third parties, including the third party supplier that assembles many of our components and subassemblies, for the supply of parts or services. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly and testing services, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results.

We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in 61 foreign countries, and we therefore are subject to risks associated with having international operations. Sales of our products outside of North America accounted for 34% of our revenue for 2008, 36% of our revenue for 2007 and 42% of our revenue in 2006.

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

We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 44% of our total 2008 revenues outside of North America. Substantially all of the remaining 56% of our total 2008 revenues outside of North America were sales in euros, British pounds, Japanese yen and Chinese yuan renminbi. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, the United Kingdom, Germany, Spain, France, Japan and China, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 16% of our product revenue in 2008, 17% of our product revenue in 2007 and 18% of our product revenue in 2006. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 24 of our 25 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

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

Product liability suits could be brought against us due to defective design, material or workmanship or due to misuse of our products. These lawsuits could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.

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

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and we cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and took the matter under advisement. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below our expectations or the expectations of market analysts or investors. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may adversely affect our financial results:

•	continued availability of attractive equipment leasing terms for our customers, which may be negatively influenced by interest rate increases or lack of available credit;

•	increases in the length of our sales cycle; and

•	reductions in the efficiency of our manufacturing processes.

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

In addition to the factors discussed below regarding El.En.’s ability to control the election of a majority of the members of our board of directors, El.En. and our executive officers and directors, in the aggregate, beneficially own approximately 23% of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval. For example, these persons could control any amendment of our certificate of incorporation and bylaws and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. Please also see the discussion under “Risks Related to Our Relationship with El.En.—El.En. has substantial control over us and could delay or prevent a change of control.”

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

Due to our current inability to sell certain of our Auction Rate Securities, the securities may experience temporary decline in value, and funds associated with the securities may be inaccessible in excess of 12 months, resulting in an adverse impact to our income and results of operations.

Our marketable securities portfolio, which totaled $44.2 million at December 31, 2008, included Auction Rate Securities, or ARS, with a par value of $21.1 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to 35 days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. On February 13, 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue.

Our auction rate securities are managed by UBS Financial Services Inc. (UBS). On November 3, 2008, we agreed to accept Auction Rate Security Rights (the Rights) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our ARS Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights offering. Although we have accepted the Right, there is no guarantee that UBS will have the credit ability to honor these Rights in the future when they become exercisable.

As a result of our acceptance of the Rights, We have elected to reclassify our investments in auction rate securities as trading securities, as defined by SFAS No. 115, on the date of our acceptance of the Rights. As a result, we are required to assess the fair value of these two separate assets; auction rate securities and the Rights; and record changes through the statement of operations each period until the Rights are exercised and the ARS are redeemed. There is no guarantee that the fair value of the Rights will completely offset the discount on the fair value of the ARS as the assumptions used to value these assets will change over time, including the ability of UBS to honor the Rights. Therefore, we may be required to recognize a loss in our statement of operations until we can exercise our right to redeem these ARS at par value beginning on June 30, 2010. Although we have the ability and intent to hold these securities until a successful auction, redemption or the exercise of the Rights, we have classified the ARS at fair value of $16.8 million, or a discount of $4.3 million from par, and the Rights at fair value of $4.3 million in long-term investments and related financial instruments at December 31, 2008, and recorded a net loss of approximately $43,000 through our statement of operations.

During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $8.2 million. In January 2009, an additional $1.7 million in cash proceeds was received by us related to certain investments in ARSs that were successfully called at full par value.

Risks Related to Our Relationship with El.En.

El.En. has substantial control over us and could delay or prevent a change of control.

El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. El.En. owns approximately 100% of our outstanding class B common stock, which comprises 23% of our aggregate outstanding common. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our TriActive LaserDermology, Affirm CO2 and Smartlipo products and exclusive worldwide distribution rights for our Smartlipo MPX product, El.En. may compete with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products outside of North America. Our business could be materially and adversely affected by competition from El.En.

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

We lease a 67,500 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in December 2012. In addition, we lease an aggregate of approximately 5,300 square feet of space at six other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and we cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and took the matter under advisement. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc., or CoolTouch, for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Our complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against us in the same court alleging patent infringement by us. CoolTouch’s counterclaim alleged that our Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that our Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. On February 18, 2009, CoolTouch dismissed its counterclaims with prejudice alleging that we infringe U.S. Patent Nos. 7,217,265 and 6,451,007. We are vigorously prosecuting our claims against CoolTouch and defending against CoolTouch’s counterclaims. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.

Our class A common stock trades on The Nasdaq Global Market under the symbol “CYNO” The following table sets forth, for the periods indicated, the high and low sales prices of our class A common stock on The Nasdaq Global Market.

	High	Low
Fiscal Year Ended December 31, 2007
First quarter	$30.57	$15.85
Second quarter	$39.18	$26.11
Third quarter	$39.10	$26.14
Fourth quarter	$45.00	$25.20

Fiscal Year Ended December 31, 2008
First quarter	$28.24	$17.58
Second quarter	$26.24	$19.66
Third quarter	$25.23	$17.38
Fourth quarter	$18.15	$6.64

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

On March 9, 2009, the closing price per share of our class A common stock was $4.62, as reported on The Nasdaq Global Market. The number of record holders of our class A common stock as of March 9, 2009 was 11. The number of record holders of our class B common stock as of March 9, 2009 was three.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

Our total cash, cash equivalents, marketable securities, long-term investments and related financial instruments balance was $95.5 million.

We did not sell any unregistered securities during the period covered by this Annual Report filed on Form 10-K.

The following graph compares cumulative total shareholder return on our class A common stock from December 9, 2005, the date our class A common stock commenced trading on the Nasdaq National Market, through December 31, 2008 with the cumulative total return for the Nasdaq U.S. Index and the Nasdaq Medical Devices Index. This graph assumes investment of $100 on December 9, 2005 in our class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices Index and assumes all dividends are reinvested. We have never paid dividends on our class A common stock and have no present plans to do so.

Name	12/09/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
NASDAQ Medical Dev/Ins/Sup	$100.00	$96.78	$102.07	$128.84	$69.39
NASDAQ U.S. Index	100.00	97.91	109.52	103.70	65.17
Cynosure, Inc.	100.00	110.20	75.89	167.15	34.50

Item 6.	Selected Consolidated Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operat ions data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$139,662	$124,315	$78,401	$56,262	$40,364
Revenues from related party	—	—	—	—	1,269

Total revenues	139,662	124,315	78,401	56,262	41,633
Cost of revenues	48,705	44,507	32,920	25,843	20,465

Gross profit	90,957	79,808	45,481	30,419	21,168
Operating expenses:
Sales and marketing	53,062	42,058	26,213	17,506	12,627
Research and development	7,497	6,827	4,673	3,199	3,222
General and administrative	17,837	11,346	8,975	5,103	4,108
Royalty settlement	—	—	10,000	—	—

Total operating expenses	78,396	60,231	49,861	25,808	19,957

Income (loss) from operations	12,561	19,577	(4,380)	4,611	1,211
Interest income (expense), net	2,498	2,516	2,579	89	(122)
(Loss) gain on investments	(46)	(171)	118	—	3,019
Other (expense) income, net	(43)	866	813	(368)	976

Income (loss) before provision for (benefit from) income taxes and minority interest	14,970	22,788	(870)	4,332	5,084
Provision for (benefit from) income taxes	4,771	8,276	(266)	102	(276)
Minority interest in net income of subsidiary	—	—	46	70	64

Net income (loss)	$10,199	$14,512	$(650)	$4,160	$5,296

Basic net income (loss) per share	$0.81	$1.21	$(0.06)	$0.64	$0.93

Diluted net income (loss) per share	$0.80	$1.15	$(0.06)	$0.54	$0.92

Basic weighted average common shares outstanding	12,581	11,993	11,084	6,522	5,700

Diluted weighted average common shares outstanding	12,806	12,654	11,084	7,715	5,773

	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, long-term investments and related financial instruments	$95,451	$86,097	$57,246	$64,646	$4,028
Working capital	109,495	113,732	80,460	79,227	10,678
Total assets	173,122	149,844	109,566	100,168	28,001
Capital lease obligation, net of current portion	436	794	1,069	814	476
Retained earnings	30,531	20,332	5,820	6,470	2,310
Total stockholders’ equity	140,354	120,878	85,870	83,151	14,640

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems used by physicians and other practitioners that incorporate laser and light-based energy sources. As of December 31, 2008, we had sold more than 8,900 aesthetic treatment systems worldwide.

We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In September 2003, we implemented and have since completed a comprehensive reorganization of our company, including:

•	redesigning many of our existing products;

•	introducing innovative new products and technologies;

•	streamlining and rationalizing our manufacturing processes;

•	reorganizing and expanding our research and development, sales and marketing and distribution capabilities; and

•	enhancing our customer service network.

Since the beginning of 2004, we have introduced 15 new aesthetic treatment systems, including our eight flagship products:

•	the Apogee Elite system, our flagship product for hair removal, in March 2004;

•	the Cynergy system, our flagship product for the treatment of vascular lesions, in February 2005;

•	the TriActive LaserDermology system, our flagship product for the temporary reduction of the appearance of cellulite, in February 2004;

•	the Affirm system, our flagship product for anti-aging, in April 2006;

•	the Smartlipo system, our flagship product for LaserBodySculptingSM for the removal of unwanted fat, in November 2006;

•	the Accolade system, our flagship product for the removal of pigmented lesion, in February 2008;

•	the Smartlipo MPX system, our flagship product for LaserBodySculptingSM for the next generation of laser lipolysis, in April 2008; and

•	the Affirm CO2 system, our flagship product to treat deep wrinkles and significant photo damage, in July 2008.

As a result of our product development efforts, we incurred increased research and development expenses in absolute dollars, although not as a percentage of revenues, during each of 2008 and 2007.

We have expanded our direct sales and marketing organization from 22 employees as of December 31, 2003 to 132 employees as of December 31, 2008. In addition, we have expanded our distribution relationships and have 25 distributors covering 55 countries as of December 31, 2008.

We redesigned or introduced a number of our products, including our Apogee, Cynergy, Acclaim and Affirm product families, so that they are built in a modular fashion using fewer components. We began shipping these redesigned products in the second quarter of 2005. We believe that this approach allows our platform technology to be easily upgradeable, increases the scalability and efficiency of our production process and facilitates improvements in field service diagnosis and repair.

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

In April 2008, we introduced the Smartlipo MPX workstation, the next generation of our workstations for laser lipolysis. Smartlipo MPX is the only FDA-cleared,dual-wavelength laser system designed to efficiently liquefy fat and tighten skin through tissue coagulation.

In July 2008, we introduced the Affirm CO2 workstation, which, in contrast to the original Affirm workstation, uses an ablative approach, which involves the removal of upper layers of skin, to target the epidermal and dermal layer with the objective of treating dyschromia, deep wrinkles and significant photoaging.

Financial Operations Overview

From 2004 through 2007, we experienced significant growth in operations and the number of our employees. Revenue increased from $27.1 million in 2003 to $124.3 million in 2007, and $139.7 million in 2008. However, during 2008, revenue growth began to slow during the first three quarters, and revenues in the fourth quarter of 2008 decreased as compared to revenues in the fourth quarter 2007. We began 2003 with 138 employees and had 288 as of December 31, 2008. During the fourth quarter of 2008, due to the decrease in revenues, we reduced our worldwide headcount by 17%, decreased spending on various programs and implemented general cost-control initiatives intended to reduce our 2009 operating expenses, although we were not required to incur any restructuring charges.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. In 2008, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. In 2007, we derived approximately 97% of our revenues from sales of our products and 3% of our revenues from service. In 2006, we derived approximately 95% of our revenues from sales of our products, 5% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.

We sell directly in North America, four European countries, Japan and China and use distributors to sell our products in other countries where we do not have a direct presence. In 2008, we derived 34%, in 2007, we derived 36% and in 2006, we derived 44% of our revenues from sales outside North America. As of December 31, 2008, we had 60 sales employees in North America, 34 sales employees in four European countries, Japan and China and distributors that cover 55 countries. The following table provides revenue data by geographical region for the years ended December 31, 2008, 2007 and 2006:

	Percentage of Revenues
	Year Ended December 31,
	2008	2007	2006
Region
North America	66%	64%	56%
Europe	20	22	26
Asia/Pacific	11	10	13
Other	3	4	5

Total	100%	100%	100%

See Note 7 to our consolidated financial statements included in this Annual Report for revenues and asset data by geographic region.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We do not expect our sales and marketing expenses to increase in absolute dollars, though we do expect them to increase as a percentage of revenues in 2009.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. We expense all of our research and development costs as incurred. We do not expect our research and development expenditures to increase in absolute dollars, though we do expect them to increase as a percentage of revenues in 2009.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, for executive, accounting and administrative personnel, professional fees and other general corporate expenses. We do not expect our general and administrative expenses to increase in absolute dollars, though we do expect them to decrease as a percentage of revenues in 2009.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our marketable securities and long-term investments portfolio consisting of state and municipal bonds, auction rate securities, corporate bonds, commercial paper, US government sponsored enterprises and treasuries. Interest expense consists primarily of interest due on capitalized leases.

Provision for Income Taxes

As of December 31, 2008, we continued to maintain a valuation allowance only on the deferred tax assets related to our German operations. These consist primarily of net operating loss carryforwards in the amount of $2.4 million, which do not expire and are available to reduce future taxable income in Germany. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results.

Results of Operations

Year Ended December 31, 2008 and 2007

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Change 2007 to 2008
	Amount	As a % of Revenues	Amount	As a % of Revenues	$ Change	% Change
	(Dollars in thousands)
Revenues	$139,662	100%	$124,315	100%	$15,347	12%
Cost of revenues	48,705	35	44,507	36	4,198	9

Gross profit	90,957	65	79,808	64	11,149	14
Operating expenses:
Sales and marketing	53,062	38	42,058	34	11,004	26
Research and development	7,497	5	6,827	5	670	10
General and administrative	17,837	13	11,346	9	6,491	57

Total operating expenses	78,396	56	60,231	48	18,165	30

Income from operations	12,561	9	19,577	16	(7,016)	(36)
Interest income, net	2,498	2	2,516	2	(18)	(1)
Loss on investments	(46)	—	(171)	—	125	73
Other (expense) income, net	(43)	—	866	1	(909)	(105)

Income before provision for (benefit from) income taxes	14,970	11	22,788	18	(7,818)	(34)
Provision for income taxes	4,771	3	8,276	7	(3,505)	(42)

Net income	$10,199	7%	$14,512	12%	$(4,313)	(30)%

Revenues

Although our revenues in the fourth quarter of 2008 decreased as compared to the fourth quarter of 2007, revenues in the year ended December 31, 2008 exceeded revenues in 2007 by $15.3 million, or 12%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2008	2007
Product sales in North America	$85,188	$73,728	$11,460	16%
Product sales outside North America	38,020	36,941	1,079	3
Original equipment manufacturer sales and revenue sharing	1,685	1,164	521	45
Parts, accessories and service sales	14,769	12,482	2,287	18

Total Revenues	$139,662	$124,315	$15,347	12%

•

Revenues from the sale of products in North America increased $11.5 million, or 16%, to $85.2 million in 2008, as compared to $73.7 million in 2007. The increase was attributable to an increase in the number of product units sold and a higher average selling price due to a favorable change in product mix. The increase in North American revenues also resulted from the introduction of new products, particularly our Smartlipo MPX system and Affirm CO2, which were introduced in the second and third quarter of 2008, respectively.

•

Revenues from sales of products outside of North America increased $1.1 million, or 3%, to $38.0 million in 2008, as compared to $36.9 million in 2007. The increase was mainly attributable to an increase in sales in Asia/Pacific of $3.2 million, or 82%, over 2007, resulting from our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors.

•

Revenues from original equipment manufacturer and other relationships and our revenue sharing arrangement increased $0.5 million, or 45%, to $1.7 million in 2008, as compared to $1.2 million in 2007. This increase was mainly attributed to revenues from our European and Asia/Pacific subsidiaries.

•

Revenues from the sale of parts and accessories and services increased $2.3 million, or 18%, to $14.8 million in 2008, as compared to $12.5 million in 2007. The increase was primarily attributable to an increase in revenues generated from service contracts year over year, which is related to the overall increase in volume of sales during the past three years. The increase was also attributable to an increase in revenues generated from the sale of disposable components, related to our Affirm and Smartlipo systems that were introduced in late 2006, and the sale of other parts and accessories.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2008	2007
Cost of revenues (in thousands)	$48,705	$44,507	$4,198	9%
Cost of revenues (as a percentage of total revenues)	35%	36%

Cost of revenues increased $4.2 million, or 9%, to $48.7 million in 2008, as compared to $44.5 million in 2007. The increase in the cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products and royalties incurred on the sale of hair-removal systems. Our cost of revenues decreased as a percentage of revenues to 35% in 2008 from 36% in 2007, resulting in an increase in our gross margin of 1% from 2007 to 2008. The improved margin resulted primarily from higher average selling prices of our products due to a favorable change in product and geographical mix, in part as a result of the introduction of our Smartlipo MPX and Affirm CO2 systems during the second and third quarter of 2008, respectively, as well as higher average selling prices on the Affirm and Smartlipo family of systems, year over year.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2008	2007
Sales and marketing (in thousands)	$53,062	$42,058	$11,004	26%
Sales and marketing (as a percentage of total revenues)	38%	34%

Sales and marketing expenses increased $11.0 million, or 26%, to $53.1 million in 2008, as compared to $42.1 million in 2007. The increase was primarily attributable to an increase of $5.6 million in personnel costs, consulting costs and travel expenses associated with the expansion of our North American direct sales organization, which was offset by a decrease of $0.2 million in commission expense. Personnel costs and travel expenses associated with our international subsidiaries increased by $2.1 million, due to the expansion of our worldwide sales and marketing force, particularly at the management level, which includes an increase of $0.3 million in commissions expense. Promotional costs increased $2.4 million, primarily due to our increased number of clinical workshops, trade shows and other promotional efforts, as well as increased spending on international related marketing efforts. Sales and marketing expenses also increased due to an increase of $1.2 million in stock-based compensation expense and was partially offset by $0.4 million in other administrative costs. Sales and marketing expenses increased as a percentage of revenue up to 38% of revenue for 2008 due primarily to lower than expected sales during the fourth quarter as a result of the current economic environment.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2008	2007
Research and development (in thousands)	$7,497	$6,827	$670	10%
Research and development (as a percentage of total revenues)	5%	5%

Research and development expenses increased $0.7 million or 10%, to $7.5 million in 2008, as compared to $6.8 million in 2007. The increase was primarily attributable to an increase of $0.8 million in personnel costs and in increase in project research costs and product engineering expenses of $0.3 million related to the ongoing development of new products and accessories. The increase is offset by a decrease in stock-based compensation expense of $0.4 million, which is due to the vesting of a variable stock option award to a non-employee that occurred in 2007 for which there is no related stock-based compensation expense in 2008. As a percentage of revenues, research and development expenses remained relatively consistent, with no material difference as a percentage of revenue.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2008	2007
General and administrative (in thousands)	$17,837	$11,346	$6,491	57%
General and administrative (as a percentage of total revenues)	13%	9%

General and administrative expenses increased $6.5 million, or 57%, to $17.8 million in 2008, as compared to $11.3 million in 2007. The increase was primarily attributable to an increase in bad debt expense of $3.5 million, which related to both an increase in our allowance for doubtful accounts given the current economic environment, as well as a $2.7 million write off of uncollectible accounts from certain customers, which were unable to meet their payment obligation to us during the fourth quarter. The increase also related to the increase of $0.9 million in administrative costs, an increase in legal and professional services related costs of $1.4 million, and an increase of $0.7 million in stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 13% in 2008 from 9% in 2007.

Interest Income, net; (Loss) Gain on Investment and Other (Expense) Income, net

	Year Ended December 31,		$ Change	% Change
	2008	2007
Interest income, net (in thousands)	$2,498	$2,516	$(18)	(1)%
Loss on investment (in thousands)	(46)	(171)	125	73%
Other (expense) income, net (in thousands)	(43)	866	(909)	(105)%

Interest income, net remained relatively consistent, year over year due to an overall increase in our total investment portfolio of $3.3 million, or 4%, from $75.1 million as of December 31, 2007 to $78.4 million as of December 31, 2008, offset by decreases in interest rates. In 2008, we recognized an impairment loss on our investments in auction rate securities of approximately $43,000. In 2007, we recognized a net loss of $0.2 million due to an impairment loss on the value of the securities received in 2006 in connection with the sale of our investment in Solx. The variance in other (expense) income, net is a result of lower net foreign currency remeasurement gains (losses) during 2008 compared to the foreign currency remeasurement gains in 2007 due to the strengthening of the US dollar during 2008.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2008	2007
Provision for income taxes (in thousands)	$4,771	$8,276	$(3,505)	(42)%
Provision as a percentage of income before provision for income taxes	32%	36%

The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. In 2008, we recorded an income tax provision of $4.8 million, representing an effective tax rate of 32%. In 2007, we recorded an income tax provision of $8.3 million, representing an effective tax rate of 36%. Our 2008 effective tax rate decreased from 2007, primarily due to an increased benefit from the 2008 and 2007 research and development tax credit, a relative increase in tax-exempt income, and a one-time intercompany bad debt deduction claimed in error that was identified as a result of our 2003 IRS examination but was settled in December 2007. As the research and development tax credit statute will effectively expire on December 31, 2009, we are unable to predict whether this benefit will be available to us in future tax periods.

Year Ended December 31, 2007 and 2006

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Change 2006 to 2007
	Amount	As a % of Revenues	Amount	As a % of Revenues	$ Change	% Change
	(Dollars in thousands)
Revenues	$124,315	100%	$78,401	100%	$45,914	59%
Cost of revenues	44,507	36	32,920	42	11,587	35

Gross profit	79,808	64	45,481	58	34,327	75
Operating expenses:
Sales and marketing	42,058	34	26,213	33	15,845	60
Research and development	6,827	5	4,673	6	2,154	46
General and administrative	11,346	9	8,975	11	2,371	26
Royalty settlement	—	—	10,000	13	(10,000)	—

Total operating expenses	60,231	48	49,861	63	10,370	21

(Loss) income from operations	19,577	16	(4,380)	(5)	23,957	547
Interest income (expense), net	2,516	2	2,579	3	(63)	2
(Loss) gain on sale of investment	(171)	—	118	—	289	245
Other income (expense), net	866	1	813	1	53	7

(Loss) income before (benefit from) provision for income taxes and minority interest	22,788	18	(870)	(1)	23,658	2,719
(Benefit from) provision for income taxes	8,276	7	(266)	—	8,542	3,211
Minority interest in net income of subsidiary	—	—	46	—	(46)	—

Net (loss) income	$14,512	12%	$(650)	(1)%	$15,162	2,333%

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

Interest Income, net; (Loss) Gain on Investment and Other Income, net

	Year Ended December 31,		$ Change	% Change
	2007	2006
Interest income, net (in thousands)	$2,516	$2,579	$(63)	(2)%
(Loss) gain on investment (in thousands)	(171)	118	(289)	(245)%
Other income, net (in thousands)	866	813	53	7%

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

The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. In 2007, we recorded an income tax provision of $8.3 million, representing an effective tax rate of 36%. In 2006, we recorded an income tax benefit of $0.3 million, representing an effective tax rate of 31%. The increase in our effective tax rate was due to a provision for income taxes of $0.7 million recorded in 2007 primarily related to a one-time intercompany bad debt deduction claimed in error that was identified as a result of our 2003 U.S. IRS examination, which was settled in December 2007. We concluded the effect of this error was not material to our financial statements for the years ended December 31, 2004, 2005 and 2006 and, as such, these financial statements were not restated. We also concluded that providing for the correction of the error in 2007 would not have a material effect on our financial statements for the year ended December 31, 2007. The increase in the effective tax rate related to the additional provision noted previously, was partially offset by the reduction in foreign tax rates, the mixture of jurisdictional earnings, and the recognition of previously unbenefited deferred tax assets. In 2006, we recorded a benefit related to net operating losses generated in 2006, which offsets the provision for current taxable income. Additionally, although we had an income tax provision of $8.3 million in 2007, we had no current U.S. federal income taxes payable due to the benefit from stock option exercises.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

At December 31, 2008, our cash, cash equivalents, marketable securities, long-term investments and related financial instruments were $95.5 million, as compared to $86.1 million at December 31, 2007. Our cash and cash equivalents of $49.3 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our marketable securities of $25.1 million consist of investments in various state and municipal governments, corporate bonds, commercial paper and US government sponsored enterprises, all of which mature by January 19, 2010. Our long-term investments and related financial instruments, which includes ARS with a fair market value of $16.8 million and a related Right with a fair market value of $4.3 million, consist primarily of tax exempt certificates with an auction reset feature (auction rate securities), with underlying assets consisting generally of student loans, which are substantially backed by the federal government.

In February 2008, auctions began to fail for auction rate securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our consolidated balance sheet. During the year ended December 31, 2008, certain investments in ARSs were successfully called at full par value and we received cash proceeds of approximately $8.2 million. In January 2009, an additional $1.7 million in cash proceeds was received by us related to certain investments in ARSs that were successfully called at full par value.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights. These Rights are nontransferable securities registered with the U.S. Securities and Exchange Commission. As a result of accepting the Rights, we have released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS’s marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. Simultaneously, we transferred our ARS investments, at their fair value of $16.8 million, from available-for-sale to trading marketable securities. As a result of this transfer, the Company recognized an other-than-temporary loss of $4.3 million in (loss) gain on investments in our statement of operations. We anticipate that any future changes in the fair value of the Rights will be offset by the changes in the fair value of the related ARS, both of which will be adjusted to their estimated fair value on an ongoing basis.

We measured the value of the Rights under the provisions of FASB Statement No. 157, Fair Value Measurements and recorded an offsetting gain of $4.3 million in (loss) gain on investments, and a corresponding non-current asset.

Based on our expectations for future operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

The recent disruptions in the financial and credit markets have also reduced access to cash by our customers and potential customers. If the capital spending of our customers or potential customers continues to decrease, demand for our products would likely be adversely affected and our revenue will likely decline. Challenging economic and credit conditions also may impair the ability of our customers to pay for our products and services for which they have contracted. While we continue to complete appropriate credit review of our customers prior to shipment of product and revenue recognition, we may be required to write off accounts receivable that become uncollectible.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Due to certain capital expenditures incurred during the year ended December 31, 2008, including the expansion of our corporate headquarters facility and the implementation of a new financial software system, we expect that capital expenditures during the next 12 months will be less than our capital expenditures during the 12 months ended December 31, 2008.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $14.1 million for the year ended December 31, 2008. This resulted primarily from net income for the period of $10.2 million, approximately $11.4 million in depreciation and stock-based compensation expense, and approximately $2.7 million in bad debt expense related to the write off of uncollectible accounts from certain customers affected by the overall economic environment during the fourth quarter of 2008, partially offset by approximately $2.8 million in deferred income tax benefits. Net changes in working capital items reduced cash from operating activities by approximately $7.8 million, principally due to an increase in inventory for anticipated future sales and lower-than-expected sales for the fourth quarter, as well as an increase in accounts receivable reflecting the record sales during 2008, an overall slowdown in collections as certain customers were affected by the overall economic environment and the tightening of the credit markets and an increase in accounts payable and amounts due to a related party. These were partially offset by a decrease in accrued expenses. Net cash used in investing activities was $6.3 million for the year ended December 31, 2008, which consisted primarily of $47.5 million used to purchase marketable securities and $5.9 million used for fixed asset purchases, offset by $48.1 million in proceeds generated from sales and maturities of securities. Net cash provided by financing activities during the year ended December 31, 2008 was $2.9 million, principally relating to proceeds from option exercises of $1.6 million, tax benefits related to stock options of $1.8 million and partially offset by $0.5 million in payments on capital lease obligations.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. In addition, we guaranteed the lease obligations for two facilities that are operated by Sona MedSpa and will be obligated to pay these leases if Sona MedSpa can not or does not make the required lease payments. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2008.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$951	$470	$443	$38		$—
Operating leases	4,627	1,178	2,176	1,273		—
Lease guarantees	104	42	62	—		—

Total contractual obligations	$5,682	$1,690	$2,681	$1,311	$

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

We defer, until earned, payments that we receive in advance of product delivery or performance of services. When we enter into arrangements with multiple elements, which may include sales of products together with service contracts and warranties, we allocate revenue among the elements based on each element’s relative fair value in accordance with the principles of Emerging Issues Task Force Issue Number 00-21, Revenue Arrangements with Multiple Deliverables. This allocation requires us to make estimates of fair value for each element.

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $25.2 million as of December 31, 2008, compared with $24.1 million as of December 31, 2007. The allowance for doubtful accounts as of December 31, 2008 was $2.9 million and as of December 31, 2007 was $1.5 million. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectibility issues and our historical experience with losses. During the year ended December 31, 2008, we wrote off uncollectible accounts totaling approximately $2.7 million as bad debt expense, related to certain customers’ inability to meet their payment obligations to us, primarily during the fourth quarter, which we believe was a result of the overall economic environment. Prior to the fourth quarter of 2008, our credit losses were historically within our expectations and the allowances that we had established, however, we believe we may continue to experience credit losses, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $30.2 million as of December 31, 2008 compared to $22.4 million as of December 31, 2007. Our inventory allowance as of December 31, 2008 was $1.5 million and as of December 31, 2007 was $1.6 million. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable markets data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our long-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date, we have collected all interest receivable on outstanding ARS when due and we expect to continue to do so in the future. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $8.2 million. In January 2009, we received an additional $1.7 million in cash proceeds related to certain investments in ARSs that were successfully called at full par value.

While the auction failures will limit our ability to liquidate these investments, we believe that the ARS failures will not have an impact on our ability to fund ongoing operations and growth initiatives. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments.

As of December 31, 2008, we held $21.1 million, at par value, of auction rate securities investments. The auction rate securities are managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, we agreed to accept Auction Rate Security Rights (the Rights) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit us to sell, or put, our ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our ARS Rights and put our auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights.

As a result of accepting the Right, we transferred the ARS investments, at their fair value of $16.8 million, from available-for-sale to trading marketable securities, in accordance with SFAS No. 115. As a result of this transfer, we recognized an other-than-temporary loss of $4.3 million in other income (expense) in the statement of operations, and we anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis. As a result of the illiquidity in the market for ARS investments, we have estimated the fair value of our ARS and the Rights using a Level 3 valuation methodology. We measured the value of the Rights under the provisions of FASB Statement No. 157, and recorded a gain of $4.3 million in other income (expense), and a corresponding non-current asset within the consolidated balance sheet. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family

Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 17% to 44% with a weighted average discount across the portfolio of 21%.

Stock-Based Compensation

We follow the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS No. 123(R)). SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123.

During the year ended December 31, 2008, we applied an estimated annual forfeiture rate of 5% in determining the expense recorded in the consolidated statements of income. Upon review of our actual rate of forfeitures since the adoption of SFAS No. 123(R), and in consideration of the reduction in force that took place during the fourth quarter of 2008, we changed our estimated forfeiture rate for certain option grants in 2008 from 5% to 14%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $329,000 and as a reduction in stock-based compensation expense during the year ended December 31, 2008.

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. This option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to our initial public offering in December 2005, we believe there is not adequate information on the volatility of our own shares. As such, our estimated expected stock price volatility is based on a weighted-average of our own historic volatility and the average volatility of other similar companies in the same industry. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted since adoption of SFAS No. 123(R) was derived from the short-cut method described in SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

We account for uncertain tax positions under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes, (FIN 48), which we adopted effective January 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We generally report tax positions in our financial statements as they are reported on tax returns as filed or expected to be filed. A tax benefit is reflected in the financial statements only if it is “more-likely-than-not” that we will be able to sustain the tax position, based on its technical merits. Tax benefits from uncertain tax positions that reduce current or future income tax liabilities are reported in the financial statements only to the extent each benefit is recognized and measured, in accordance with the provisions of FIN 48.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Applying the Acquisition Method (SFAS No. 141(R)), which replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance and cash flows. This Statement is effective for us beginning on January 1, 2009.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, some of which are auction rate securities, commercial paper, federal agency notes and corporate obligations. The securities, other than money market funds and auction rate securities, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). All investments other than auction rate securities mature by January 19, 2010. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31,
	2008	2009	2010	Thereafter
Investments (at fair value)	$27,444	$26,034	$1,409	$—
Weighted average interest rate	4.05%	3.93%	6.30%	—%

We hold investments in auction-rate securities or (ARS) with underlying assets that generally consist of student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date we have collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. During the year ended December 31, 2008, certain investments in ARSs were successfully called at full par value and we received cash proceeds of approximately $8.2 million. In January 2009, an additional $1.7 million in cash proceeds was received by us related to certain investments in ARS that were successfully called at full par value.

During the year ended December 31, 2008, we adjusted the carrying amount of our ARS to estimated fair market value. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in its portfolio, we may incur further temporary impairments or other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As discussed further in “Liquidity and Capital Resources”, in November 2008 we agreed to accept Auction Rate Security Rights, or (the Rights), from UBS Financial Services Inc., which permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 and July 2, 2012. Associated with the Rights, we classified $16.8 million of our ARS from available-for-sale securities to trading securities as of December 31, 2008 and recognized a loss of $4.3 million in (loss) gain on investments, reflecting a reversal of the related temporary valuation allowance that was previously recorded within accumulated other comprehensive gain (loss) in shareholders’ equity. We elected to measure the value of the Rights under the fair value option of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, and recorded a gain of $4.3 million in (loss) gain on investments, and a corresponding non-current asset. We expect that the future changes in the fair value of the ARS will be mostly offset by the fair value movements in the related Rights.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 44% of our total international revenues during the year ended December 31, 2008. Substantially all of the remainder of our revenues was from sales in euros, British pounds, Japanese yen and Chinese yuan renminbi. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included beginning on page F-1 and are incorporated in this report by reference

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cynosure, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008 of Cynosure, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2009 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2009 Proxy Statement under the caption “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2009 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2009 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2009 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2009 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2009 Proxy Statement under the captions “RELATED-PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this report by reference

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2009 Proxy Statement under the caption “PROPOSAL 3—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this report by reference.

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

Signature	Title	Date
/S/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2009

/s/ TIMOTHY W. BAKER Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	March 13, 2009

/s/ ANDREA CANGIOLI Andrea Cangioli	Director	March 13, 2009

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 13, 2009

/s/ LEONARDO MASOTTI Leonardo Masotti	Director	March 13, 2009

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	March 13, 2009

/s/ GEORGE J. VOJTA George J. Vojta	Director	March 13, 2009

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 12, 2009

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$49,257	$39,011
Marketable securities (Notes 4 and 5)	25,112	47,086
Accounts receivable, net of allowance of $2,861 and $1,451 in 2008 and 2007, respectively	25,156	24,124
Amounts due from related parties (Note 11)	40	8
Inventories	30,248	22,442
Prepaid expenses and other current assets	4,331	4,425
Deferred income taxes	6,825	4,161

Total current assets	140,969	141,257
Property and equipment, net	8,422	7,146
Long-term investments and related financial instruments (Notes 4 and 5)	21,082	—
Other assets	2,649	1,441

Total assets	$173,122	$149,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,095	$2,810
Amounts due to related party (Note 11)	6,083	2,311
Accrued expenses	15,602	17,980
Deferred revenue	4,296	3,939
Capital lease obligation	398	485

Total current liabilities	31,474	27,525
Capital lease obligation, net of current portion	436	794
Deferred revenue, net of current portion	407	421
Other noncurrent liability	451	226
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2008 and 2007 Issued—no shares as of December 31, 2008 and 2007	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2008 and 2007 Issued—12,734 and 12,448 shares as of December 31, 2008 and 2007, respectively	13	12
Additional paid-in capital	111,892	101,298
Retained earnings	30,531	20,332
Accumulated other comprehensive loss	(1,795)	(477)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	140,354	120,878

Total liabilities and stockholders’ equity	$173,122	$149,844

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$139,662	$124,315	$78,401
Cost of revenues	48,705	44,507	32,920

Gross profit	90,957	79,808	45,481
Operating expenses:
Sales and marketing	53,062	42,058	26,213
Research and development	7,497	6,827	4,673
General and administrative	17,837	11,346	8,975
Royalty settlement (Note 3)	—	—	10,000

Total operating expenses	78,396	60,231	49,861

Income (loss) from operations	12,561	19,577	(4,380)
Interest income, net	2,498	2,516	2,579
(Loss) gain on investments (Notes 4 and 10)	(46)	(171)	118
Other (expense) income, net	(43)	866	813

Income (loss) before provision for (benefit from) income taxes and minority interest	14,970	22,788	(870)
Provision for (benefit from) income taxes	4,771	8,276	(266)
Minority interest in net income of subsidiary	—	—	46

Net income (loss)	$10,199	$14,512	$(650)

Basic net income (loss) per share	$0.81	$1.21	$(0.06)

Diluted net income (loss) per share	$0.80	$1.15	$(0.06)

Basic weighted average common shares outstanding	12,581	11,993	11,084

Diluted weighted average common shares outstanding	12,806	12,654	11,084

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

(In thousands)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Stock- Based Compensation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders Equity	Comprehensive Income (Loss)
	Shares	$0.001 Par Value
							Shares	Cost
Balance at December 31, 2005	11,065	11	79,070	6,470	(1,426)	(687)	(36)	(287)	83,151	$3,906

Reclassification of deferred compensation	—	—	(1,426)	—	1,426	—	—	—	—
Stock-based compensation expense	—	—	2,539	—	—	—	—	—	2,539
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	397	—	—	—	—	—	397
Additional IPO costs	—	—	(38)	—	—	—	—	—	(38)
Exercise of stock options	145	—	484	—	—	—	—	—	484
Net loss	—	—	—	(650)	—	—	—	—	(650)	$(650)
Cumulative translation adjustment	—	—	—	—	—	29	—	—	29	29
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	—	(42)	—	—	(42)	(42)

Balance at December 31, 2006	11,210	11	81,026	5,820	—	(700)	(36)	(287)	85,870	$(663)

Stock-based compensation expense	—	—	5,777	—	—	—	—	—	5,777
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	8,434	—	—	—	—	—	8,434
Exercise of stock options	1,238	1	6,061	—	—	—	—	—	6,062
Net income	—	—	—	14,512	—	—	—	—	14,512	$14,512
Cumulative translation adjustment	—	—	—	—	—	155	—	—	155	155
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	—	68	—	—	68	68
Balance at December 31, 2007	12,448	$12	$101,298	$20,332	$—	$(477)	(36)	$(287)	$120,878	$14,735

Stock-based compensation expense	—	—	7,408	—	—	—	—	—	7,408
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	1,570	—	—	—	—	—	1,570
Exercise of stock options	286	1	1,616	—	—	—	—	—	1,617
Net income	—	—	—	10,199	—	—	—	—	10,199	$10,199
Cumulative translation adjustment	—	—	—	—	—	(1,376)	—	—	(1,376)	(1,376)
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	—	58	—	—	58	58

Balance at December 31, 2008	12,734	$13	$111,892	$30,531	$—	$(1,795)	(36)	$(287)	$140,354	$8,881

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$10,199	$14,512	$(650)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,994	2,792	2,411
Loss (gain) on investments	46	259	(118)
Stock-based compensation	7,422	5,777	2,474
Deferred income taxes	(2,819)	(1,742)	(1,079)
Write off of accounts receivable	2,790	—	—
Minority interest in consolidated subsidiary	—	—	46
Accretion of discounts on marketable securities	267	281	(581)
Changes in operating assets and liabilities:
Accounts receivable	(4,455)	(3,496)	(5,800)
Due from related party	(34)	327	(263)
Inventories	(8,279)	(4,184)	(2,969)
Net book value of demonstration inventory sold	730	247	177
Prepaid expenses and other current assets	(214)	1,574	(4,171)
Accounts payable	2,318	(3,261)	2,451
Due to related party	3,826	1,256	78
Tax benefit from stock option exercises	(1,774)	(7,357)	(397)
Accrued expenses	(506)	13,902	4,269
Deferred revenue	327	454	(58)
Other noncurrent liability	264	97	77

Net cash provided by (used in) operating activities	14,102	21,438	(4,103)
Investing activities:
Purchases of property and equipment	(5,937)	(4,238)	(3,190)
Proceeds from the sales and maturities of securities	48,121	68,174	145,894
Purchases of marketable securities	(47,452)	(72,140)	(188,561)
Acquisitions	(512)	—	(640)
(Increase) decrease in other assets	(555)	12	(54)

Net cash (used in) provided by investing activities	(6,335)	(8,192)	(46,551)
Financing activities:
Payments on short-term loan and note payable to related party	—	(168)	—
Excess tax benefit on options exercised	1,774	7,357	397
Proceeds from sale of common stock and stock option exercises	1,617	6,062	484
Proceeds from initial public offering, net	—	—	(38)
Payments on capital lease obligation	(481)	(440)	(382)

Net cash provided by financing activities	2,910	12,811	461
Effect of exchange rate changes on cash and cash equivalents	(431)	(736)	(763)

Net increase (decrease) in cash and cash equivalents	10,246	25,321	(50,956)
Cash and cash equivalents, beginning of year	39,011	13,690	64,646

Cash and cash equivalents, end of year	$49,257	$39,011	$13,690

Supplemental cash flow information:
Cash paid for interest	$123	$154	$131

Cash paid for taxes	$8,432	$263	$2,898

Income tax refunds received	$—	$1,967	$—

Supplemental noncash investing and financing activities:
Assets acquired under capital lease	$—	$204	$775

Income taxes receivable related to stock options	$—	$1,077	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cynosure, Inc. (Cynosure or the Company) develops, manufactures and markets aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive or minimally invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, temporarily reduce the appearance of cellulite, provide treatments for wrinkles, skin texture and skin discoloration and remove unwanted fat. Cynosure markets and sells its products primarily to the dermatology, plastic surgery and general medical markets, both domestically and internationally. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Components particularly subject to estimation include the allowance for doubtful accounts, inventory reserves, fair value of stock options and investments and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure GmbH, Cynosure S.A.R.L., Cynosure UK Limited, Cynosure Spain, S.L.,Cynosure KK and Suzhou Cynosure Medical Devices, Co. In September 2008, Cynosure established a wholly owned subsidiary, Cynosure Mexico, in Mexico. In December 2008, Cynosure established a wholly owned subsidiary, Cynosure Korea Limited, in Seoul, Korea (See Note 6). All significant intercompany balances and transactions have been eliminated.

Cash, Cash Equivalents, Marketable Investments and Long-term Investments and related financial instruments

Cynosure considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Cynosure accounts for investments in marketable securities and long-term investments as available-for-sale and trading securities in accordance with Statement of Financial Accounting Standards (SFAS No.) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Under SFAS No. 115, securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities. SFAS No. 115 requires Cynosure to recognize all marketable securities on the consolidated balance sheets at fair value. Cynosure’s marketable securities are stated at fair value based on quoted market prices. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders’ equity and adjustments to the fair value of marketable securities and long-term investments that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. The cost of securities sold is determined by the specific identification method. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, long-term investments and related financial instruments and capital leases. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, approximates their carrying value at December 31, 2008 and 2007.

Cynosure adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and liabilities measured on a recurring basis on January 1, 2008. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the consolidated financial statements as a result of the adoption of this Statement. The additional disclosure requirements regarding fair value measurements are included in Note 4 to the consolidated financial statements.

Accounts Receivable and Concentration of Credit Risk

Management works to mitigate its concentration of credit risk with respect to accounts receivable through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales considered by management to be at risk. Cynosure maintains reserves for potential credit losses based upon the aging of its receivable balances, known collectibility issues and its historical experience with losses. In the event that it is determined that the customer may not be able to meet its full obligation to Cynosure, Cynosure records a specific allowance to reduce the related receivable to the amount that Cynosure expects to recover given all information present. No customer accounted for 10% or greater of revenue during 2006, 2007 or 2008. No customer accounted for 10% or greater of accounts receivable as of December 31, 2007 or 2008. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$1,451	$1,009	$696
Additions	4,200	524	2,289
Deductions	(2,790)	(82)	(1,976)

Balance at end of year	$2,861	$1,451	$1,009

During the year ended December 31, 2008, Cynosure wrote off uncollectible accounts totaling approximately $2.7 million as bad debt expense, related to certain customers’ inability to meet their payment obligations, primarily during the fourth quarter, which the company believes was a result of the overall economic environment.

In November 2006, Cynosure entered into a settlement agreement with Sona MedSpa pursuant to which each party released its claims against each other in exchange for the payment by Sona MedSpa of $250,000 in cash to Cynosure. This settlement payment was initially recorded as an accrued expense in 2006 as it was subject to certain avoidance actions by a third-party and, therefore, was subject to forfeiture. In 2007, the period during which this settlement payment was subject to forfeiture lapsed; therefore, the settlement payment, which was in reimbursement for legal expenses, was recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2007.

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2008	2007
	(In thousands)
Raw materials	$3,680	$1,467
Work in process	999	395
Finished goods	25,569	20,580

	$30,248	$22,442

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

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$1,568	$995	$1,019
Additions	361	922	624
Deductions	(402)	(349)	(648)

Balance at end of year	$1,527	$1,568	$995

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

During the year ended December 31, 2006, Cynosure entered into arrangements with two customers that included fees that were not considered to be fixed or determinable. Therefore, revenue was recognized under these arrangements as payments became due. Cynosure recognized $3.0 million and $0.1 million of revenue during the years ended December 31, 2007 and 2006, respectively, under these arrangements which were completed during 2007. There was no revenue recognized under these arrangements during the year ended December 31, 2008.

In accordance with the provisions of EITF Issue Number 00-10, Accounting for Shipping and Handling Costs (EITF 00-10), Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Shipping and handling costs included as a component of cost of revenue totaled $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cynosure collects sales tax from its customers on product sales for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. Cynosure presents its sales taxes on a net basis; therefore, these taxes are excluded from revenues.

Product Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$3,094	$2,803	$2,265
Charged to expense	4,378	3,821	3,449
Costs incurred	(4,420)	(3,530)	(2,911)

Balance at end of year	$3,052	$3,094	$2,803

Research and Development

Research and development costs consist of salaries and other personnel-related expenses, including stock-based compensation, of employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of Cynosure’s products. These costs are expensed as incurred.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $0.9 million, $0.6 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement gains of approximately $17,000, $821,000 and $812,000 during 2008, 2007 and 2006, respectively, which are included in other income (expense), net, in the consolidated statements of operations.

Comprehensive Income (Loss) and Accumulated Other Comprehensive (Loss) Income

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)
Unrealized gain on marketable securities, net of taxes	$84	$26
Cumulative translation adjustment	(1,879)	(503)

Total accumulated other comprehensive loss	$(1,795)	$(477)

The components of total other comprehensive (loss) income for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Cumulative translation adjustment	$(1,376)	$155
Unrealized gain (loss) on marketable securities:
Unrealized holding gain / (loss) on marketable securities	58	(19)
Add-back: Reclassification adjustment for impairment of marketable security included in net income	—	87

Gross unrealized gain on marketable securities	58	68

Total other comprehensive (loss) income	$(1,318)	$223

Stock-Based Compensation

Cynosure follows the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (SFAS No. 123(R)). SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was Cynosure’s historical policy under SFAS No. 123.

During the year ended December 31, 2006, Cynosure applied an estimated annual forfeiture rate of 1% in determining the expense recorded in the consolidated statements of income. Upon review of its actual rate of forfeitures since the adoption of SFAS No. 123(R) and in consideration of management’s expectations for future forfeitures, Cynosure changed its estimated annual forfeiture rate in 2007 from 1% to 5%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $313,000 as a reduction in stock-based compensation expense during the year ended December 31, 2007.

During the year ended December 31, 2007, Cynosure applied an estimated annual forfeiture rate of 5% in determining the expense recorded in the consolidated statements of income. Upon review of its actual rate of forfeitures since the adoption of SFAS No. 123(R) and in consideration of the reduction in force that took place during the fourth quarter of 2008, Cynosure changed its estimated forfeiture rate for certain option grants issued to the general workforce in 2008 from 5% to 14%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $329,000 as a reduction in stock-based compensation expense during the year ended December 31, 2008.

Cynosure recorded stock-based compensation expense of $7.4 million, $5.8 million and $2.5 million and related tax benefits of $2.4 million, $1.8 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, as a result of implementation of SFAS No. 123(R), as of January 1, 2006, Cynosure reversed approximately $1.4 million of remaining deferred stock-based compensation associated with the May 2005 option grants. Cynosure capitalized $50,000 and $65,000, respectively, of stock-based compensation expense as a part of inventory as of December 31, 2008 and 2007.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cost of revenues	$538	$373	$82
Sales and marketing	2,987	1,966	695
Research and development	1,046	1,410	652
General and administrative	2,708	2,028	1,045
Other Expenses	143	—	—

Total stock-based compensation expense	$7,422	$5,777	$2,474

As of December 31, 2008, there was $8.6 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years. Cash received from option exercises was $1.6 million, $6.1 million and $484,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Cynosure recognized $1.6 million, $8.4 million and $397,000 in tax benefits in excess of book deductions from these option exercises during the years ended December 31, 2008, 2007 and 2006, respectively.

Cynosure granted 372,090, 588,050 and 522,150 stock options during the years ended December 31, 2008, 2007 and 2006, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was $13.15, $18.84 and $11.52, respectively, using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.19% - 3.30%	3.35% - 4.77%	3.88% - 5.00%
Expected dividend yield	—	—	—
Expected term	5.8 years	5.8 years	5.8 years
Expected volatility	64% - 66%	70%	77% - 82%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted-average of its own historic volatility and of the average volatilities of other similar companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted during the twelve months ended December 31, 2008, 2007 and 2006 was derived from the simplified method described in SEC’s Staff Accounting Bulletin (SAB) No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

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

In July 2006, Cynosure entered into a consulting agreement with a former employee, who agreed to provide services to the Company after his employment terminates for a period of one year from the effective date of the agreement. This consulting agreement can be terminated at any time by either party. In connection with this agreement, all vested incentive stock options granted to this former employee were converted into an equivalent number of vested non-qualified stock options in order to avoid termination of such options and allow the former employee to exercise such options during the term of the consulting agreement. This agreement also provided for an additional year of vesting of all of the unvested options previously granted to the former employee, while he was employed by the Company, throughout the term of the consulting agreement. During the year ended December 31, 2007, Cynosure recorded approximately $0.7 million of additional stock-based compensation expense related to this agreement. This agreement expired in 2007 and no additional stock-based compensation expense was recorded in the year ended December 31, 2008.

During the year ended December 31, 2008, Cynosure recorded approximately $143,000 of stock compensation expense for an option grant to a former employee in connection with a legal settlement. This option grant was issued during the fourth quarter of 2008. Cynosure calculated the value of this option grant using the Black-Scholes and using the following assumptions: (1) risk-free interest rate of 3.82%; (2) expected life of 10 years, which is the equivalent of the contractual life of the options; and (3) expected volatility of 63%. This option grant became immediately exercisable upon issuance.

Income Taxes

Cynosure provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Cynosure accounts for uncertain tax positions following the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes, (FIN 48). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact to Cynosure.

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

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2008 and 2007 is as follows:

	Years Ended December 31,
	2008	2007
Basic weighted average common shares outstanding	12,581	11,993
Weighted average common equivalent shares	225	661

Diluted weighted average common shares outstanding	12,806	12,654

For the year ended December 31, 2008, options to purchase approximately 1.1 million were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive. For the year ended December 31, 2007, options to purchase approximately 249,000 were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Applying the Acquisition Method (SFAS No. 141(R)), which replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. SFAS No. 141(R) scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance and cash flows. This Statement is effective for us beginning on January 1, 2009.

3. Royalty Settlement

On November 6, 2006, Cynosure entered into a non-exclusive cross patent agreement with Palomar Medical Technologies, Inc. (Palomar). Under the cross-license agreement, Cynosure obtained a non-exclusive license to integrate into its products certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by Cynosure. In November 2006, Cynosure made a payment to Palomar of $10 million for royalties related to sales prior to October 1, 2006 of hair removal-only systems including Cynosure’s Apogee family of products, PhotoLight, Acclaim 7000 and the PhotoSilk Plus. Cynosure recorded this amount as a royalty settlement within Cynosure’s operating expenses for the year ended December 31, 2006.

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

4. Fair Value

Effective January 1, 2008, Cynosure adopted FASB Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cynosure’s long-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date the Company has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and Cynosure received cash proceeds of approximately $8.2 million. In January 2009, an additional $1.7 million in cash proceeds was received by Cynosure related to certain investments in ARSs that were successfully called at full par value.

While the auction failures will limit the Company’s ability to liquidate these investments, Cynosure believes that the ARS failures will not have an impact on its ability to fund ongoing operations and growth initiatives. Cynosure continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments.

As of December 31, 2008, Cynosure held $21.1 million, at par value, of auction rate securities investments. The auction rate securities are managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Security Rights (the Rights) from UBS offered through a prospectus filed on October 7, 2008. The Rights permit Cynosure to sell, or put, its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Cynosure expects to exercise its ARS Rights and put its auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights.

Simultaneously, Cynosure transferred the ARS investments, at their fair value of $16.8 million, from available-for-sale to trading marketable securities, in accordance with SFAS No. 115. As a result of this transfer, Cynosure recognized an other-than-temporary loss of $4.3 million in other income (expense) in the statement of operations, Cynosure anticipates that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis. As a result of the illiquidity in the market for ARS investments, Cynosure has estimated the fair value of its ARS and the Rights using a Level 3 valuation methodology. Cynosure measured the value of the Rights under the provisions of FASB Statement No. 157, and recorded a gain of $4.3 million in other income (expense), and a corresponding non-current asset within the consolidated balance sheet. Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 17% to 44% with a weighted average discount across the portfolio of 21%.

In accordance with SFAS No. 157, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities, long-term investments and related financial instruments) measured at fair value as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$34,219	$—	$—	$34,219
State and municipal bonds(2)	—	16,593	—	16,593
Corporate obligations	—	9,343	—	9,343
US government sponsored enterprises	—	1,508	—	1,508
Equity securities	10	—	—	10
Auction rate securities	—	—	16,803	16,803
Auction rate securities rights	—	—	4,279	4,279

Total	$34,229	$27,444	$21,082	$82,755

(1)	Included in cash and cash equivalents at December 31, 2008.
(2)	$2.3 million included in cash and cash equivalents at December 31, 2008.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the year ended December 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$29,300
Other-than-temporary impairment charge included in (loss) on investments	(4,322)
Realized gain related to value of ARS Rights included in gain on investments	4,279
Net settlements	(8,175)

Balance at December 31, 2008	$21,082

5. Marketable Securities, Long-term Investments and Related Financial Instruments

Cynosure’s available-for-sale securities at December 31, 2008 consist of approximately $27.5 million of investments in debt securities consisting of state and municipal bonds, federal agency notes and corporate obligations and approximately $10,000 in equity securities. As of December 31, 2008, Cynosure’s equity securities consist of 5,340 shares of common stock of a public company with a fair market value of approximately $10,000. These shares were acquired in connection with the sale of Cynosure’s investment in a private company during the year ended December 31, 2006 and are considered available-for-sale securities in accordance with SFAS No. 115. (See Note 11 for further discussion.) Cynosure’s trading securities at December 31, 2008 consist of approximately $16.8 million of investments in auction rate securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments in trading securities are recorded at fair market value, with any adjustments recorded to earnings.

As of December 31, 2008, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$2,342		$2,341	$1	$—

Total cash equivalents	$2,342		$2,341	$1	$—

Short-term investments:
State and municipal bonds	$14,251		$14,167	$83	$—
Corporate obligations	9,343		9,310	42	(9)
US government sponsored enterprises	1,508		1,498	9	—
Equity securities	10		8	8	(6)

Total short-term investments	$25,112		$24,983	$142	$(15)

Total available-for-sale securities	$27,454		$27,324	$143	$(15)

Trading Securities:
Long-term investments:
Auction rate securities	$16,790	*

Total marketable securities	$44,244

*	Excludes $4.3 million for fair value of ARS Rights

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

As of December 31, 2008, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$14,251	$13,612	$639	$—
Corporate obligations	9,343	8,572	771	—
US government sponsored enterprises	1,508	1,508	—	—

Total available-for-sale debt securities	$25,102	$23,692	$1,410	$—

6. Acquisitions

In December 2008, Cynosure established a wholly-owned subsidiary in Korea, Cynosure, Korea Limited. (Cynosure Korea) in order to acquire the aesthetic laser sales division of Orient MG CO, Ltd. (Orient MG), an independent distributor of Cynosure’s products and services in the Korean market. On December 3, 2008, Cynosure Korea acquired the aesthetic laser business and assets of Orient MG through an asset purchase agreement for $1.0 million, which consisted of a cash payment of $464,000 by Cynosure and Cynosure’s forgiveness of $536,000 in accounts payable due to Cynosure and $50,000 of direct legal costs. The business purpose of this acquisition was to gain the ability to sell directly in Korea by acquiring the product registration licenses, customer lists and hire the employees operating this division from Orient MG. The assets acquired from Orient MG over which the purchase price was allocated in accordance with SFAS No. 141, Business Combinations, included $164,000 of intangible assets, related to product registration rights and customer lists, with the remaining purchase price of $886,000 allocated to goodwill. Cynosure assigned an estimated useful life of five years to the product registration licenses, which was based on product lifecycles, and assigned an estimated useful life of two years to the customer lists. The resulting goodwill was recorded with an indefinite life and will be assessed for impairment at least annually, and on an interim basis, as needed, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

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

In accordance with SFAS No. 141, the acquisition of the minority interest was accounted for as a business combination, which required allocation of the purchase price to assets acquired and liabilities assumed. As such, the aggregate purchase price of $640,000 was allocated to the net assets acquired from the minority interest holders of Suzhou, which had a total value of $357,000 and consisted primarily of $263,000 of cash, $148,000 of accounts receivable, $487,000 of inventory, $36,000 of other assets, and $190,000 of other current liabilities as of August 31, 2006, with the residual of $283,000 allocated to the business license, which is subject to amortization due to its limited useful life. This acquired intangible asset is included in other assets in the accompanying consolidated balance sheet as of December 31, 2006 and is being amortized on a straight-line basis over a 20-year period, which approximates the expected cash flows resulting from the underlying asset.

7. Segment and Geographic Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$85,736	$71,605	$39,670
Europe	27,716	27,373	20,011
Asia/Pacific	16,237	12,970	10,356
Other	9,973	12,367	8,364

	$139,662	$124,315	$78,401

Net assets by geographic area are as follows:

	December 31,
	2008	2007
	(In thousands)
United States	$136,672	$118,074
Europe	6,675	6,116
Asia/Pacific	1,423	837
Eliminations	(4,416)	(4,149)

	$140,354	$120,878

Long-lived assets by geographic area are as follows:

	December 31,
	2008	2007
	(In thousands)
United States	$9,035	$7,829
Europe	652	589
Asia/Pacific	1,384	169
Eliminations	—	—

	$11,071	$8,587

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or net assets for any period presented.

8. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2008 Cost	2007 Cost
	(In thousands)
Equipment	3-5	$3,038	$2,857
Furniture and fixtures	5	1,410	1,007
Computer equipment and software	3	2,988	1,997
Leasehold improvements	5	1,540	812
Demonstration equipment	3	13,200	10,422
Revenue sharing lasers	3	189	235
Construction in-progress		33	524

		22,398	17,854
Less: Accumulated depreciation and amortization		(13,976)	(10,708)

		$8,422	$7,146

Construction in-progress, as of December 31, 2007, primarily relates to Cynosure’s software development costs that are being capitalized in accordance with AICPA’s Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During 2008, these costs were transferred into use, are being capitalized as computer software and depreciated over their estimated useful life.

Depreciation expense relating to property and equipment was $3.6 million, $2.7 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the cost of assets recorded under capitalized leases was approximately $2.8 million for both years, and the related accumulated amortization was approximately $1.9 million and $1.4 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2008	2007
	(In thousands)
Accrued payroll and taxes	$2,719	$2,991
Accrued employee benefits	719	432
Accrued warranty costs	3,614	3,392
Accrued commissions	2,435	3,534
Accrued legal fees	325	126
Accrued income tax	450	2,718
Accrued other	5,340	4,787

	$15,602	$17,980

9. Investment in Sona MedSpa

In October 2005, Cynosure entered into a preferred vendor agreement with Sona MedSpa International, Inc. (Sona MedSpa) whereby Cynosure sold certain laser systems to Sona Medspa for approximately $1.3 million, which was recorded as deferred revenue as of December 31, 2005 because the fee was not fixed or determinable at the time of sale.

In March 2006, Sona MedSpa notified Cynosure that Sona MedSpa was uncertain that it had the financial resources to honor its commitments to Cynosure and Cynosure determined that the collectibility of the fee was not probable and, as a result, reversed the related deferred revenue. Cynosure expensed as cost of goods sold approximately $0.7 million of inventory delivered under the agreement. Additionally, Cynosure provided an allowance for doubtful accounts of $0.5 million for accounts receivable associated with services provided prior to the October 2005 preferred vendor agreement. In 2006, Cynosure terminated the agreement with Sona MedSpa.

In November 2006, Cynosure entered into a settlement agreement with Sona MedSpa pursuant to which each party released its claims against each other in exchange for the payment by Sona MedSpa of $250,000 in cash to Cynosure. This settlement payment was initially recorded as an accrued expense in 2006 as it was subject to certain avoidance actions by a third-party and, therefore, was subject to forfeiture. In 2007, the period during which this settlement payment was subject to forfeiture lapsed; therefore, the settlement payment, which was in reimbursement for legal expenses, was recorded as a reduction in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2007.

10. Investment in OccuLogix, Inc.

In August 2006, Cynosure sold its 2% ownership interest in Solx, Inc., a private company, to OccuLogix, Inc., a public company, in exchange for consideration consisting of (1) approximately $379,000 in cash, and (2) 133,511 shares of common stock of the acquiring company with a fair market value of approximately $270,000 at the time of the sale. As a result of this sale, during the year ended December 31, 2006, Cynosure received approximately $105,000 in cash and recorded a gain of approximately $118,000, which is included in gain on sale of investment in the accompanying consolidated statements of operations. The remaining cash consideration of approximately $274,000 is to be paid in the following installments: $64,000 in August 2007, $105,000 in August 2008 and $105,000 upon the achievement of a certain contingent event, as specified in the transaction agreement. During the year ended December 31, 2007, Cynosure received the August 2007 payment of $64,000 in cash and recorded this as gain on sale of investment in the consolidated statements of operations. Cynosure did not receive any payment in the year ended December 31, 2008. Due to collection based on a contingent event and uncertainty regarding collection of the August 2008 payment, Cynosure deferred the gain related to the remaining cash consideration of $210,000 and will record this as a gain if and when it receives the remaining cash payments.

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

11. Related Party Transactions

Purchases of inventory from El.En. during the years ended December 31, 2008, 2007 and 2006 were approximately $15.8 million, $8.1 million and $3.2 million, respectively. As of December 31, 2008 and 2007, amounts due to related party for these purchases were approximately $6.1 million and $2.3 million, respectively. Amounts due from El.En. as of December 31, 2008 and 2007 were $40,000 and $8,000, respectively, which represent services performed by Cynosure.

12. Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual class capital structure consisting of $0.001 par value class A and class B common stock,. Cynosure has authorized 61,500,000 shares of $0.001 par value class A common stock and 8,500,000 shares of $0.001 par value class B common stock. As of December 31, 2008, there were 9,759,562 shares of class A common stock issued and 2,975,297 shares of class B common stock issued.

The rights, preferences and privileges of each class of common stock are as follows:

Voting Rights

The holders of class A common stock and class B common stock have identical rights and will be entitled to one vote per share with respect to each matter presented to Cynosure stockholders on which the holders of common stock are entitled to vote, except for the approval rights of the holders of the class B common stock applicable to specified amendments to Cynosure’s certificate of incorporation and amendments of Cynosure’s bylaws by stockholders and except with respect to the election and removal of directors. El.En., Cynosure’s largest stockholder, is able to control the election of a majority of the members of Cynosure’s board of directors. El.En. owns 99.98% of Cynosure’s outstanding class B common stock, which comprises 23% of Cynosure’s aggregate outstanding common stock. Until El.En. beneficially owns less than 20% of the aggregate number of shares of Cynosure’s class A common stock and class B common stock outstanding or less than 50% of the number of shares of Cynosure’s class B common stock outstanding, El.En., as holder of a majority of the shares of Cynosure’s class B common stock, will have the right:

•	to elect a majority of the members of Cynosure’s board of directors;

•	to approve amendments to the bylaws adopted by Cynosure’s class A and class B stockholders, voting as a single class; and

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

Liquidation Rights

In the event of Cynosure’s liquidation or dissolution, the holders of class A common stock and class B common stock shall be entitled to share equally, on a per share basis, in all assets remaining after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

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

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. The number of shares of class A common stock reserved for issuance under the 2005 Plan is 1,588,369 shares. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2008, there are 268,051 shares available for future grant under the 2005 Plan.

Stock option activity under the 1992 Plan, the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2007	1,355,797	$3.00 - $39.39	$17.33	8.31 years	$14,863

Granted	372,090	3.00 - 25.48	21.66
Exercised	(286,075)	3.00 - 23.97	5.65		$4,970
Forfeited	(91,565)	3.50 - 36.94	24.87

Outstanding, December 31, 2008	1,350,247	$3.00 - $39.39	$20.48	7.89 years	$1,250

Vested or expected to vest, December 31, 2008	1,300,341	$3.00 - $39.39	$18.23	7.66 years	$1,094

Exercisable, December 31, 2008	702,588	$3.00 - $39.39	$17.75	7.36 years	$1,086

14. Income Taxes

Income (loss) before income tax (benefit) provision and minority interest consists of the following:

	2008	2007	2006
	(In thousands)
Domestic	$11,735	$17,694	$(3,575)
Foreign	3,235	5,094	2,705

Total	$14,970	$22,788	$(870)

The provision for (benefit from) income taxes consists of:

	2008	2007	2006
	(In thousands)
Current:
Federal	$5,691	$7,602	$(125)
State	754	471	43
Foreign	1,145	1,945	895

Total current	7,590	10,018	813
Deferred:
Federal	(2,360)	(1,326)	(1,064)
State	(245)	(90)	(15)
Foreign	(214)	(326)	—

Total deferred	(2,819)	(1,742)	(1,079)

	$4,771	$8,276	$(266)

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2008	2007	2006
Income tax provision (benefit) at federal statutory rate:	35.0%	35.0%	(34.0)%
Increase (decrease) in tax resulting from -
State taxes, net of federal benefit	1.8	—	1.6
Nondeductible expenses	1.9	1.0	11.2
Tax-exempt interest income	(4.5)	(3.0)	(18.1)
Effect of foreign taxes	(1.3)	(1.8)	(22.1)
Stock-based compensation	1.9	0.3	22.2
Research and development credit	(3.0)	—	(5.5)
Write off of deferred assets	—	—	14.8
Effect of IRS Exam settlement	—	4.2	—
Other	0.1	0.6	(0.7)

Effective income tax rate	31.9%	36.3%	(30.6)%

Significant components of Cynosure’s net deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Deferred tax assets (liabilities):
Foreign net operating loss carryforwards and temporary differences	$880	$652
Reserves and allowances	2,472	2,141
Depreciation	252	207
Stock-based compensation	3,337	1,326
Other temporary differences	922	661

Gross deferred tax assets	7,863	4,987
Valuation allowance for deferred tax assets	(382)	(399)

Net deferred tax assets	$7,481	$4,588

As of December 31, 2008 and 2007, Cynosure had foreign net operating loss carryforwards of approximately $2.4 million, available to reduce future foreign income related to Germany. Foreign net operating loss carryforwards in Germany do not expire. The valuation allowance as of December 31, 2008, relates to foreign net operating loss carryforwards. The valuation allowance as of December 31, 2007 relates to state tax credit carryforwards and German loss carryforwards.

In 2008, under the provisions of SFAS No. 123(R), Cynosure recognized a total tax benefit of approximately $1.6 million for stock based compensation deductions, which were recorded though additional paid-in capital. This amount represents the cash benefit that Cynosure expects to receive on its 2008 federal and state tax filings. Cynosure also has $0.3 million of state credits that when utilized, will benefit additional paid-in capital.

No amount for U.S. income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, Cynosure may be subject to both U.S. income taxes, subject to an adjustment, in any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2008 and 2007, Cynosure had no material unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2008 and 2007 in the statement of operations and balance sheet was immaterial.

During 2008, Cynosure settled a federal IRS audit of its 2003 to 2005 tax filings. Cynosure adjusted certain intercompany transactions and recorded a provision for income taxes of $960,000 for the tax liability.

No significant changes or material settlements for uncertain tax positions are expected in the next reporting year.

15. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $366,000, $135,000 and $42,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

16. Commitments and Contingencies

Lease Commitments

Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through March 2012. Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1.1 million, $1.3 million and $1.0 million, respectively.

Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through December 2012.

Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
2009	$1,178	$470
2010	1,090	300
2011	1,086	143
2012	1,273	32
2013	—	6

Total minimum lease payments	$4,627	$951

Less amount representing interest		(117)

Present value of obligations under capital leases		$834
Current portion of capital lease obligations		398

Capital lease obligations, net of current portion		$436

Lease Guarantees

During 2000 and 2001, Cynosure guaranteed the lease obligations for two locations that are operated by Sona MedSpa, and will be obligated to pay these leases if Sona MedSpa cannot make the required lease payments. Minimum lease payments guaranteed by Cynosure as of December 31, 2008 are as follows, in thousands:

2009	$42
2010 and thereafter	62

Total minimum lease payments guaranteed by Cynosure	$104

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

On July 16, 2008, Cynosure commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. On August 11, 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and Cynosure cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and took the matter under advisement. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings. On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Cynosure’s complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against Cynosure in the same court alleging patent infringement by Cynosure. CoolTouch’s counterclaim alleges that Cynosure’s Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that its Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. Cynosure is vigorously prosecuting its claims against CoolTouch and defending against CoolTouch’s counterclaims. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

On March 3, 2009, Cynosure announced that the United States District Court for the District of Massachusetts had issued a favorable set of rulings in a Markman hearing in the Company’s patent infringement lawsuit against CoolTouch Inc. The lawsuit alleges that CoolTouch’s 1320 nm CoolLipo™ laser system infringes on U.S. Patent No. 6,206,873 (the 873 patent), which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by the company’s largest shareholder, El.En. S.p.A.

The purpose of a Markman hearing is for the court to determine the meaning and scope of the patent claims that the plaintiff asserts are being infringed. In Cynosure’s lawsuit, the meaning of four terms used in the 873 patent was contested by CoolTouch. In each instance, U.S. District court ruled in our favor regarding how those terms should be properly construed at trial.

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

17. Summary Selected Quarterly Financial Data (Unaudited)

During the fourth quarter of 2008, Cynosure recorded a write off of approximately $2.7 million related to uncollectible accounts from certain customers affected by the overall economic environment and the tightening of the credit markets, which subsequently caused a number of practitioners to be unable to meet their payment obligations during the fourth quarter.

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the twelve quarters ended December 31, 2008. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(In thousands, except per share data)
Revenues	$36,763	$39,195	$38,209	$25,495
Gross profit	$24,392	$26,317	$24,813	$15,435
Income from operations	$5,899	$6,793	$4,927	$(5,058)
Net income	$4,870	$4,660	$3,163	$(2,494)
Basic net income per share	$0.39	$0.37	$0.25	$(0.20)
Diluted net income per share	$0.38	$0.36	$0.25	$(0.19)

	Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$26,077	$30,132	$31,533	$36,573
Gross profit	$16,155	$19,064	$20,488	$24,101
Income (loss) from operations	$2,875	$4,489	$5,567	$6,646
Net income (loss)	$2,118	$2,711	$4,377	$5,306
Basic net income (loss) per share	$0.19	$0.23	$0.36	$0.43
Diluted net income (loss) per share	$0.17	$0.21	$0.34	$0.41

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

4.1	Specimen certificate evidencing shares of class A common stock (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.3*	2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.4*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.5*	Employment Agreement, dated January 1, 2003, between the Company and George Cho (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.6*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.7†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.8†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.9	Promissory Note, dated October 1, 2004, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.10	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.11	Reimbursement Agreement among the Company, El.En. S.p.A. and BRCT, Inc. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.12*	Option Agreement, dated December 17, 2003, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.13*	Option Agreement, dated May 13, 2005, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.14	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed November 7, 2006)

Exhibit Number	Description
10.15*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.