Form 10-Q
period 2009-03-31
CYNOSURE INC
filed 2009-05-08
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 5, 2009:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,772,143
Class B Common Stock, $0.001 par value	2,975,297

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents (Note 4)	$45,425	$49,257
Marketable securities (Notes 4 and 5)	24,067	25,112
Accounts receivable, net	17,749	25,156
Amounts due from related party (Note 11)	43	40
Inventories	29,751	30,248
Prepaid expenses and other current assets	6,936	4,331
Deferred income taxes	6,828	6,825

Total current assets	130,799	140,969

Property and equipment, net	8,979	8,422
Long-term investments and related financial instruments (Notes 4 and 5)	19,258	21,082
Other assets	2,709	2,649

Total assets	$161,745	$173,122

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,067	$5,095
Amounts due to related party (Note 11)	3,122	6,083
Accrued expenses	10,246	15,602
Deferred revenue	4,547	4,296
Capital lease obligation	368	398

Total current liabilities	23,350	31,474

Capital lease obligation, net of current portion	355	436
Deferred revenue, net of current portion	324	407
Other noncurrent liability	452	451

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,745 and 12,734 shares as of March 31, 2009 and December 31, 2008, respectively	13	13
Additional paid-in capital	113,669	111,892
Retained earnings	26,510	30,531
Accumulated other comprehensive loss	(2,641)	(1,795)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	137,264	140,354

Total liabilities and stockholders’ equity	$161,745	$173,122

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$14,816	$36,763
Cost of revenues	5,800	12,371

Gross profit	9,016	24,392

Operating expenses:
Sales and marketing	10,530	13,194
Research and development	1,741	1,812
General and administrative	3,880	3,487

Total operating expenses	16,151	18,493

(Loss) income from operations	(7,135)	5,899
Interest income, net	265	801
Other (expense) income, net	(56)	553

(Loss) income before (benefit) provision for income taxes	(6,926)	7,253
(Benefit) provision for income taxes	(2,905)	2,383

Net (loss) income	$(4,021)	$4,870

Basic net (loss) income per share	$(0.32)	$0.39

Diluted net (loss) income per share	$(0.32)	$0.38

Basic weighted average common shares outstanding	12,701	12,471

Diluted weighted average common shares outstanding	12,701	12,768

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net (loss) income	$(4,021)	$4,870
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,129	858
Stock-based compensation expense	1,825	1,687
Accretion of discounts on marketable securities	47	102
Deferred income taxes	—	(26)
Loss on marketable investments	74	—
Changes in operating assets and liabilities:
Accounts receivable	6,977	(6,200)
Due from related party	(3)	(16)
Inventories	1	(1,741)
Net book value of demonstration inventory sold	49	63
Prepaid expenses and other current assets	(2,763)	94
Tax benefit from exercise of stock options	(3)	(488)
Accounts payable	(1)	3,300
Due to related party	(2,921)	2,198
Accrued expenses	(5,073)	(1,430)
Deferred revenue	214	(529)
Other noncurrent liability	(5)	15

Net cash (used in) provided by operating activities	(4,474)	2,757

Investing activities:
Purchases of property and equipment	(1,768)	(1,954)
Proceeds from the sales and maturities of marketable securities	13,909	20,995
Purchases of marketable securities	(11,276)	(21,995)
(Increase) decrease in other noncurrent assets	(216)	11

Net cash provided by (used in) investing activities	649	(2,943)

Financing activities:
Proceeds from exercise of stock options	37	411
Excess tax benefits related to stock options	3	488
Payments on capital lease obligation	(108)	(117)

Net cash (used in) provided by financing activities	(68)	782
Effect of exchange rate changes on cash and cash equivalents	61	(455)

Net (decrease) increase in cash and cash equivalents	(3,832)	141
Cash and cash equivalents, beginning of the period	49,257	39,011

Cash and cash equivalents, end of the period	$45,425	$39,152

Supplemental cash flow information
Cash paid for interest	$24	$34

Cash (received) paid for taxes, net	$(516)	$2,356

Supplemental noncash investing and financing activities
Net unrealized gain (loss) on marketable securities, net of $5 and $(374) deferred income tax provision (benefit), for the three months ended March 31, 2009 and 2008, respectively	$8	$(685)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.8 million and $1.7 million and related tax benefits of $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. Cynosure capitalized $71,000 and $65,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2009 and 2008, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cost of revenues	$121	$129
Sales and marketing	787	710
Research and development	269	250
General and administrative	648	598

Total stock-based compensation expense	$1,825	$1,687

Cash received from option exercises was $37,000 and $411,000 during the three months ended March 31, 2009 and 2008, respectively. Cynosure recognized $11,000 and $573,000 in actual tax benefits during the three months ended March 31, 2009 and 2008, respectively. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 376,000 and 174,250 stock options during the three months ended March 31, 2009 and 2008, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options, rather than a binomial model. The weighted-average fair value of the options granted during the three months ended March 31, 2009 and 2008 was $4.44 and $14.09, respectively, using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.87%	2.19%
Expected dividend yield	—	—
Expected lives	5.8 years	5.8 years
Expected volatility	63%	64%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the three months ended March 31, 2009 and 2008 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 110. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

During the year ended December 31, 2008, Cynosure applied an estimated annual forfeiture rate of 5% in determining the expense recorded in the consolidated statements of income. Upon review of its actual rate of forfeitures since the adoption of of FASB Statement No. 123(R), Share-Based Payment, (SFAS No. 123(R)) and in consideration of the reduction in force that Cynosure implemented during the fourth quarter of 2008, and first quarter of 2009. Cynosure changed its estimated forfeiture rate for certain option grants issued to the general workforce in 2008 from 5% to 14%. Based on this change in estimate Cynosure recorded a cumulative catch-up adjustment of approximately $329,000 as a reduction in stock-based compensation expense during the year ended December 31, 2008.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$3,988	$3,680
Work in process	753	999
Finished goods	25,010	25,569

	$29,751	$30,248

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

Cynosure’s long-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date Cynosure has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and Cynosure received cash proceeds of approximately $8.2 million. During the three months ended March 31, 2009, an additional $1.8 million in cash proceeds was received by Cynosure related to certain investments in ARS that were successfully called at full par value.

While the auction failures will limit the Cynosure’s ability to liquidate these investments, Cynosure believes that the ARS failures will not have an impact on its ability to fund ongoing operations and growth initiatives. Cynosure continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments.

As of March 31, 2009 and December 31, 2008, Cynosure held $19.4 million and $21.1 million, respectively, at par value, of auction rate securities investments. The auction rate securities are managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Security Rights (the Rights) from UBS. The Rights permit Cynosure to sell, or put, its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Cynosure expects to exercise its ARS Rights and put its auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights.

During the fourth quarter of 2008, Cynosure transferred the ARS investments, at their fair value of $16.8 million, from available-for-sale to trading marketable securities, in accordance with Statement of Financial Accounting Standards (SFAS No.) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). As a result of the illiquidity in the market for ARS investments, Cynosure has estimated the fair value of its ARS and the Rights using a Level 3 valuation methodology. Cynosure measured the value of the Rights under the provisions of SFAS 157, Fair Value Measurements, and valued the ARS at $16.5 million for the period ended March 31, 2009. During the three months ended March 31, 2009, Cynosure recorded a recovery in the fair value of the ARS of $1.5 million in gain on investment and recorded an offsetting loss of $1.6 million for the value of the Rights within other income (expense) in the statement of operations. Cynosure anticipates that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

Given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 13% to 36% with a weighted average discount across the portfolio of 15%.

In accordance with SFAS No. 157, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities, long-term investments and related financial instruments) measured at fair value as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$29,988	$—	$—	$29,988
State and municipal bonds	—	4,585	—	4,585
Corporate obligations & commercial paper (2)	—	11,476	—	11,476
US government sponsored enterprises	—	11,144	—	11,144
Equity securities	11	—	—	11
Auction rate securities	—	—	16,548	16,548
Auction rate securities rights	—	—	2,710	2,710

Total	$29,999	$27,205	$19,258	$76,462

(1)	Included in cash and cash equivalents at March 31, 2009.
(2)	$3.1 million included in cash and cash equivalents at March 31, 2009.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the three months ended March 31, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$21,082
Recovery on ARS included in gain on investments	1,508
Loss related to value of ARS Rights included in (loss) on investments	(1,582)
Net settlements	(1,750)

Balance at March 31, 2009	$19,258

Note 5 — Marketable Securities, Long-Term Investments and Related Financial Instruments

Cynosure accounts for investments in marketable securities and long-term investments as available-for-sale and trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Under SFAS 115, securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities. SFAS 115 requires Cynosure to recognized all marketable securities on the consolidated balance sheets at fair value. Cynosure’s marketable securities are stated at fair value based on quoted market prices. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholder’s equity and adjustments to the fair value of marketable securities and long-term investments that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest rate method. The cost of securities sold is determined by the specific identification method. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

As of March 31, 2009, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
Corporate obligations	$3,149		$3,149	$—	$—

Total cash equivalents	$3,149		$3,149	$—	$—

Short-term investments:
State and municipal bonds	$4,585		$4,564	$21	—
Corporate obligations	8,327		8,332	18	(23)
US government sponsored enterprises	11,144		11,150	—	(6)
Equity securities	11		8	3	—

Total short-term investments	$24,067		$24,054	$42	(29)

Total available-for-sale securities	$27,216		$27,203	$42	(29)

Trading Securities:
Long-term investments:
Auction rate securities	$16,548	*

Total marketable securities	$43,764

*	Excludes $2.7 million for fair value of ARS Rights.

As of March 31, 2009, Cynosure’s available-for-sale debt securities which include state and municipal bonds, corporate obligations, commercial paper and U.S. government sponsored enterprises totaling $27.2 million all mature in less than one year.

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2009, which is a component of accrued expenses in the consolidated balance sheets:

March 31, 2009
(in thousands)
Warranty accrual, beginning of period	$3,052
Charged to costs and expenses relating to new sales	1,045
Costs incurred	(1,150)

Warranty accrual, end of period	$2,947

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

The following table represents total revenue by geographic destination:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
United States	$7,367	$23,540
Europe	3,929	7,023
Asia / Pacific	1,964	3,779
Other	1,556	2,421

Total	$14,816	$36,763

Total assets by geographic area are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
United States	$146,038	$155,590
Europe	12,194	14,690
Asia / Pacific	5,128	4,539
Eliminations	(1,615)	(1,697)

Total	$161,745	$173,122

Long-lived assets by geographic area are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
United States	$9,255	$9,035
Europe	926	652
Asia / Pacific	1,507	1,384

Total	$11,688	$11,071

Cynosure Korea has long-lived assets of $1.2 million, or 10% of the total long-lived assets, as of March 31, 2009. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008.

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or total assets for any period presented.

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Basic weighted average common shares outstanding	12,701	12,471
Potential common shares pursuant to stock options	—	297

Diluted weighted average common shares outstanding	12,701	12,768

During the three months ended March 31, 2009 and 2008 approximately 1,417,000 and 465,000 shares, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as the effect would have been anti-dilutive.

Note 9 — Comprehensive (Loss) Income

Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$8	$84
Cumulative translation adjustment	(2,649)	(1,879)

Total accumulated other comprehensive loss	$(2,641)	$(1,795)

The components of total comprehensive (loss) income for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cumulative translation adjustment	$(771)	$347
Unrealized (loss) on marketable securities	(75)	(685)

Total other comprehensive loss	(846)	(338)
Reported net (loss) income	(4,021)	4,870

Total comprehensive (loss) income	$(4,867)	$4,532

Note 10 — Litigation

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure vigorously opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. The Company also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with the Company and are thereby deemed to have consented to the receipt of facsimile communications. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. No decision on the motion has been rendered. Cynosure is not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, Cynosure commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. On August 11, 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and Cynosure cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. No decision on this motion has been rendered.

On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Cynosure’s complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against Cynosure in the same court alleging patent infringement by Cynosure. CoolTouch’s counterclaim alleged that Cynosure’s Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that its Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. On February 18, 2009, CoolTouch dismissed, with prejudice, its counterclaims alleging that Cynosure infringed U.S. Patent Nos. 7,217,265 and 6,451,007. Cynosure is vigorously prosecuting its claims against CoolTouch and defending against CoolTouch’s remaining counterclaims. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Note 11 — Related Party Transactions

As of March 31, 2009, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2009 and 2008 were approximately $1.2 million and $3.2 million, respectively. As of March 31, 2009 and December 31, 2008, amounts due to related party for these purchases were approximately $3.1 million and $6.1 million, respectively. Amounts due from El.En. as of March 31, 2009 and December 31, 2008 were $43,000 and $40,000, respectively, which represent services performed by Cynosure.

Note 12 — Income Taxes

Effective January 1, 2007, Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (FIN 48). At March 31, 2009, there are no material gross unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 13 — Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance and cash flows. This Statement is effective beginning on January 1, 2009. SFAS 161 did not have a material impact on Cynosure’s financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company will make the required disclosures effective with the quarterly report on Form 10-Q for the quarter ended June 30, 2009.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of FSP 115-2 and 124-2 to have a material effect on the determination or reporting of financial results.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of FSP 157-4 to have a material effect on the determination or reporting of financial results.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, particularly in Part I — Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 13, 2009. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

•

In March 2009, we launched the Elite MPX system, a multi-wavelength workstation that combines vascular treatment, hair removal and skin rejuvenation in a single system. The workstation also features a built-in Zimmer SmartCool® skin cooling system which is integrated into a single compact model saving office space and reducing treatment time.

•

Also in March 2009, we launched proprietary new energy delivery innovations for our Smartlipo MPX laser lipolysis workstations: SmartSense with ThermaGuide and ThermaView. SmartSense with ThermaGuide is equipped with a thermal sensing cannula for measuring temperatures in the subcutaneous areas of the body. This technology allows the thresholds to achieve targeted and controlled energy. The ThermaView thermal camera system measures skin temperatures within the treatment area in order to provide a homogeneous delivery of thermal energy.

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the three months ended March 31, 2009, we derived approximately 89% of our revenues from sales of our products and 11% of our revenues from service. During the three months ended March 31, 2008, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, four European countries, Japan, China and Korea and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2009, and 2008 we derived 47 % and 32% of our revenues, respectively, from sales outside North America. As of March 31, 2009, we had 44 sales employees covering North America, 41 sales employees in four European countries, Japan, China and Korea and 25 distributors covering 69 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2009 and 2008:

	Percentage of Revenues
	Three-Months Ended March 31,
Region	2009	2008
North America	53%	68%
Europe	27	19
Asia/Pacific	13	10
Other	7	3

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2009 and 2008, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2009		2008
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$14,816	100%	$36,763	100%	$(21,947)	(60)%
Cost of revenues	5,800	39	12,371	34	(6,571)	(53)

Gross profit	9,016	61	24,392	66	(15,376)	(63)
Operating expenses
Sales and marketing	10,530	71	13,194	36	(2,664)	(20)
Research and development	1,741	12	1,812	5	(71)	(4)
General and administrative	3,880	26	3,487	9	393	11

Total operating expenses	16,151	109	18,493	50	(2,342)	(13)

(Loss) income from operations	(7,135)	(48)	5,899	16	(13,034)	(221)
Interest income, net	265	2	801	2	(536)	(67)
Other (expense) income, net	(56)	—	553	2	(609)	(110)

(Loss) income before (benefit) provision for income taxes	(6,926)	(47)	7,253	20	(14,179)	(195)
(Benefit) provision for income taxes	(2,905)	(20)	2,383	7	(5,288)	(222)

Net (loss) income	$(4,021)	(27)%	$4,870	13%	$(8,891)	(183)%

Revenues

Revenues in the three months ended March 31, 2009 decreased from the three months ended March 31, 2008 by $21.9 million or 60%. The decrease was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Product sales in North America	$6,551	$23,611	$(17,060)	(72)%
Product sales outside North America	4,351	9,225	(4,874)	(53)
Parts, accessories and service sales	3,914	3,927	(13)	—

Total Revenues	$14,816	$36,763	$(21,947)	(60)%

•

Revenues from the sale of products in North America decreased by approximately $17.1 million, or 72%, from the 2008 period, primarily due to a decrease in the number of product units sold, as well as a lower average selling price of our products which we attribute to the adverse general business conditions. These conditions have contributed to an overall decline in capital spending as well as the recent disruptions in the financial and credit markets that have reduced access to cash by our customers and potential customers.

•

Revenues from sales of products outside of North America decreased by approximately $4.9 million, or 53%, from the 2008 period, due to a decrease in the number of units sold as well as lower average selling prices by our Asia distributors and our European subsidiaries which we attribute to the adverse global business conditions.

•

Revenues from the sale of parts, accessories and services remained consistent with the 2008 period, which includes an increase in revenues generated from the sale of our service contracts, offset by a decrease in revenue sharing generated by our European subsidiaries.

Cost of Revenues

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Cost of revenues (in thousands)	$5,800	$12,371	$(6,571)	(53)%
Cost of revenues (as a percentage of total revenues)	39%	34%

The decrease in the cost of revenues was primarily attributable to a 60% decrease in revenues for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008. Our cost of revenues increased as a percentage of revenues to 39% for the three months ended March 31, 2009, from 34% for the three months ended March 31, 2008, resulting in a decrease in our gross margin of 5%, quarter over quarter. The decrease in gross margin reflected the higher percentage of laser revenue from international markets, which tend to have a lower sales price through third-party distributors than sales made through the North American direct distribution.

Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Sales and marketing (in thousands)	$10,530	$13,194	$(2,664)	(20)%
Sales and marketing (as a percentage of total revenues)	71%	36%

Sales and marketing expenses decreased $2.7 million, or 20%. The decrease is primarily attributed to a $1.6 million reduction in commission expense associated with the decrease of revenue, as well as a decrease of $0.4 million in personnel costs and travel expenses associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $0.2 million, primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Sales and marketing expenses also decreased $0.5 million in other administrative costs.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Research and development (in thousands)	$1,741	$1,812	$(71)	(4)%
Research and development (as a percentage of total revenues)	12%	5%

Research and development decreased by $0.1 million for the three months ended March 31, 2009, when compared with the three months ended March 31, 2008. This decrease was primarily attributed to a $0.1 million decrease in personnel and other travel related expenses.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
General and administrative (in thousands)	$3,880	$3,487	$393	11%
General and administrative (as a percentage of total revenues)	26%	9%

General and administrative expenses increased primarily due to an increase in legal and professional services costs of $0.5 million associated with the patent infringement case against CoolTouch and a $0.1 million increase in stock-based compensation. The overall increase was partially offset by $0.2 million reduction in personnel costs, travel related expenses and other administrative costs.

Interest Income, net and Other Income (Expense), net

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Interest income, net (in thousands)	$265	$801	$(536)	(67)%
Other (expense) income, net (in thousands)	$(56)	$553	$(609)	(110)%

The decrease in interest income is primarily due to investing in securities that carry less risk as opposed to a maximum return from the three month period ending March 31, 2008 to the three month period ended March 31, 2009. The decrease in other (expense) and income, net is primarily a result of net foreign currency remeasurement losses in the first quarter of 2009 compared to net foreign currency remeasurement gains in the first quarter of 2008.

(Benefit) Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
(Benefit) provision for income taxes (in thousands)	$(2,905)	$2,383	$(5,288)	(222)%
(Benefit) provision as a % of income before (benefit) provision for income taxes	(42)%	33%

For the three months ended March 31, 2009, we recorded a pre-tax book loss and a benefit for income taxes as compared to pre-tax book income and a provision for income taxes for the three months ended March 31, 2008. The effective tax rates for the three months ended March 31, 2009 and 2008 were 42% and 33%, respectively. The increase in the benefit as a percentage of income before benefit for income taxes is primarily due to changes in the jurisdictional mix of earnings and an increase in the tax benefit from research and development expenditures.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At March 31, 2009, our cash, cash equivalents, marketable securities and long-term investments were $88.8 million. Our cash and cash equivalents of $45.4 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our marketable securities of $24.1 million consist of investments in various state and municipal government obligations, bonds, commercial paper and corporate and U.S. government sponsored enterprises, all of which mature by March 10, 2010. Our long-term investments and related financial instruments, which includes ARS with a fair market value of $16.5 million and a related Right with a fair market value of $2.7 million, consist primarily of tax exempt certificates with an auction reset feature (auction rate securities), with underlying assets consisting generally of student loans, which are substantially backed by the federal government.

In February 2008, auctions began to fail for auction rate securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our consolidated balance sheet. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and Cynosure received cash proceeds of approximately $8.2 million. During the three months ended March 31, 2009, an additional $1.8 million in cash proceeds was received by Cynosure related to certain investments in ARS that were successfully called at full par value.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc., or UBS. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights. These Rights are nontransferable securities registered with the U.S. Securities and Exchange Commission. As a result of accepting the Rights, we have released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS’s marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

During the fourth quarter of 2008, we transferred the ARS investments, at their fair value of $16.8 million, from available-for-sale to trading marketable securities, in accordance with SFAS No. 115. As a result of the illiquidity in the market for ARS investments, we have estimated the fair value of our ARS and the Rights using a Level 3 valuation methodology. We measured the value of the Rights under the provisions of FASB Statement No. 157, Fair Value Measurements, and valued the ARS at $16.5 million for the period ended March 31, 2009. During the three months ended March 31, 2009, we recorded a recovery in the fair value of the ARS of $1.5 million in gain on investment and recorded an offsetting loss of $1.6 million for the value of the Rights within other income (expense) in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

Based on our expectations for future operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

The recent disruptions in the financial and credit markets have also reduced access to cash by our customers and potential customers. If the capital spending of our customers or potential customers continues to decrease, demand for our products would likely be adversely affected and our revenue will continue to decline. Challenging economic and credit conditions also may impair the ability of our customers to pay for our products and services for which they have contracted. While we continue to complete appropriate credit reviews of our customers prior to shipment of product and revenue recognition, we may be required to write off accounts receivable that become uncollectible.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Due to certain capital expenditures incurred during the year ended December 31, 2008, including the expansion of our corporate headquarters facility and the implementation of a new financial software system, we expect that capital expenditures during the 12 months ending December 31, 2009 will be less than our capital expenditures during the 12 months ended December 31, 2008.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2009. This resulted primarily from net loss for the period of $4.0 million, decreased by approximately $3.0 million in depreciation and amortization and stock-based compensation expense and decreased by approximately $0.1 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $3.5 million principally related to an increase in income tax receivable and a decrease in amounts due to related party and accrued expenses offset by a decrease in accounts receivable due to increased collection efforts and reduced sales. Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2009, which consisted primarily of the net proceeds from the sale of marketable securities of $2.6 million and offset by $1.8 million used for fixed asset purchases. Net cash used in financing activities during the three months ended March 31, 2009 was $0.1 million, principally relating to payments on capital lease obligations of $0.1 million.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to our critical accounting policies as of March 31, 2009.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, some of which are auction rate securities, commercial paper, federal agency notes and corporate bonds. The securities, other than money market funds and auction rate securities, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments, other than auction rate securities, mature by March 10, 2010. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	March 31, 2009	2009	2010
Investments (at fair value)	$27,205	$19,635	$7,570
Weighted average interest rate	3.30%	3.52%	2.74%

We hold investments in auction-rate securities or ARS with underlying assets that generally consist of student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. During the three months ended March 31, 2009, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $1.8 million.

During the three months ended March 31, 2009, we adjusted the carrying amount of our ARS to estimated fair market value. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in its portfolio, we may incur further temporary impairments or other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As discussed further in “Liquidity and Capital Resources” above, in November 2008 we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc., which permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 and July 2, 2012. Associated with the Rights, we classified $16.8 million of our ARS from available-for-sale securities to trading securities as of December 31, 2008. For the period ended March 31, 2009, we measured the value of the ARS, under the fair value option of FASB Statement No. 157, Fair Value Measurements at $16.5 million and we recognized a recovery of $1.5 million in gain on investment and recorded an offsetting loss of $1.6 million for the value of the Rights within other income (expense) in the statement of operations. We expect that the future changes in the fair value of the ARS will be mostly offset by the fair value movements in the related Rights.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 36% of our total international revenues during the three months ended March 31, 2009. Substantially all of the remaining 64% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed. The court held a hearing on the plaintiff’s class certification motion on June 17, 2008. No decision on the motion has been rendered. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the United States District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and we cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. No decision on this motion has been rendered.

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc., or CoolTouch, for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Our complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against us in the same court alleging patent infringement by us. CoolTouch’s counterclaim alleged that our Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that our Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. On February 18, 2009, CoolTouch dismissed, with prejudice, its counterclaims alleging that we infringe U.S. Patent Nos. 7,217,265 and 6,451,007. We are vigorously prosecuting our claims against CoolTouch and defending against CoolTouch’s remaining counterclaims. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still in the early stages of the proceedings.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2008 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of March 31, 2009, there have been no any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Cynosure, Inc.
(Registrant)

Date: May 8, 2009	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 8, 2009	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002