Form 10-Q
period 2009-06-30
CYNOSURE INC
filed 2009-08-07
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 3, 2009:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,772,143
Class B Common Stock, $0.001 par value	2,975,297

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(unaudited) June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents (Note 4)	$48,174	$49,257
Marketable securities (Notes 4 and 5)	21,305	25,112
Short-term investments and related financial instruments (Notes 4 and 5)	19,187	—
Accounts receivable, net	17,118	25,156
Amounts due from related party (Note 11)	44	40
Inventories	26,981	30,248
Prepaid expenses and other current assets	8,932	4,331
Deferred income taxes	6,838	6,825

Total current assets	148,579	140,969

Property and equipment, net	10,346	8,422
Long-term investments and related financial instruments (Notes 4 and 5)	—	21,082
Other assets	2,794	2,649

Total assets	$161,719	$173,122

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,927	$5,095
Amounts due to related party (Note 11)	2,907	6,083
Accrued expenses	10,742	15,602
Deferred revenue	4,813	4,296
Capital lease obligation	338	398

Total current liabilities	22,727	31,474

Capital lease obligation, net of current portion	287	436
Deferred revenue, net of current portion	534	407
Other noncurrent liability	445	451

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,746 and 12,734 shares as of June 30, 2009 and December 31, 2008, respectively	13	13
Additional paid-in capital	115,369	111,892
Retained earnings	24,186	30,531
Accumulated other comprehensive loss	(1,555)	(1,795)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	137,726	140,354

Total liabilities and stockholders’ equity	$161,719	$173,122

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$20,813	$39,195	$35,629	$75,958
Cost of revenues	8,737	12,878	14,537	25,249

Gross profit	12,076	26,317	21,092	50,709

Operating expenses:
Sales and marketing	10,423	14,085	20,953	27,279
Research and development	1,696	1,801	3,437	3,614
General and administrative	4,049	3,638	7,929	7,125

Total operating expenses	16,168	19,524	32,319	38,018

(Loss) income from operations	(4,092)	6,793	(11,227)	12,691

Interest income, net	106	627	371	1,428
Other income (expense), net	390	(120)	334	434

(Loss) income before income taxes	(3,596)	7,300	(10,522)	14,553

Income tax (benefit) provision	(1,272)	2,640	(4,177)	5,024

Net (loss) income	$(2,324)	$4,660	$(6,345)	$9,529

Basic net (loss) income per share	$(0.18)	$0.37	$(0.50)	$0.76

Diluted net (loss) income per share	$(0.18)	$0.36	$(0.50)	$0.75

Basic weighted-average common shares outstanding	12,711	12,513	12,706	12,492

Diluted weighted-average common shares outstanding	12,711	12,797	12,706	12,782

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net (loss) income	$(6,345)	$9,529
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,535	1,860
Stock-based compensation expense	3,646	3,568
Accretion of discounts on marketable securities	139	208
Deferred income taxes	—	(26)
Loss on marketable investments	45	—
Loss on disposal of fixed assets	25	—
Changes in operating assets and liabilities:
Accounts receivable	8,093	(11,672)
Due from related party	(3)	(14)
Inventories	3,338	(1,807)
Net book value of demonstration inventory sold	299	207
Prepaid expenses and other current assets	(4,813)	(153)
Tax benefit from exercise of stock options	(3)	(969)
Accounts payable	(1,173)	3,948
Due to related party	(3,161)	852
Accrued expenses	(4,777)	1,920
Deferred revenue	640	1,995
Other noncurrent liability	(6)	264

Net cash (used in) provided by operating activities	(1,521)	9,710
Investing activities:
Purchases of property and equipment	(4,698)	(3,612)
Proceeds from the sales and maturities of marketable securities	24,277	28,720
Purchases of marketable securities	(18,835)	(24,161)
(Increase) decrease in other noncurrent assets	(205)	11

Net cash provided by investing activities	539	958
Financing activities:
Proceeds from exercise of stock options	42	661
Excess tax benefits related to stock options	3	969
Payments on capital lease obligation	(208)	(235)

Net cash (used in) provided by financing activities	(163)	1,395
Effect of exchange rate changes on cash and cash equivalents	62	(606)

Net (decrease) increase in cash and cash equivalents	(1,083)	11,457
Cash and cash equivalents, beginning of the period	49,257	39,011

Cash and cash equivalents, end of the period	$48,174	$50,468

Supplemental cash flow information
Cash paid for interest	$44	$67

Cash (received) paid for taxes, net	$(529)	$3,797

Supplemental noncash investing and financing activities
Net unrealized gain (loss) on marketable securities, net of $18 and $(466) deferred income tax provision (benefit), for the six months ended June 30, 2009 and 2008, respectively	$32	$(854)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.8 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively as well as related tax benefits of $0.6 million for both the three months ended June 30, 2009 and 2008. Cynosure recorded stock-based compensation expense of $3.6 million for both six month periods ended June 30, 2009 and 2008 and related tax benefits of $1.2 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively. Cynosure capitalized $17,000 and $69,000 of stock-based compensation expense as part of inventory during the six months ended June 30, 2009 and 2008, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cost of revenues	$263	$266
Sales and marketing	1,584	1,501
Research and development	529	530
General and administrative	1,270	1,271

Total stock-based compensation expense	$3,646	$3,568

Cash received from option exercises was $42,000 and $0.7 million during the six months ended June 30, 2009 and 2008, respectively. Cynosure recognized $12,000 and $1.0 million in actual tax benefits during the six months ended June 30, 2009 and 2008, respectively. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 445,500 and 251,750 stock options during the six months ended June 30, 2009 and 2008, respectively. Cynosure uses the Black-Scholes model to determine the weighted average fair value of options. The weighted-average fair value of the options granted during the six months ended June 30, 2009 and 2008 was $4.43 and $13.99, respectively, using the following assumptions:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	1.87% - 2.66%	2.19% - 2.46%
Expected dividend yield	—	—
Expected lives	5.8 years	5.8 years
Expected volatility	63% - 64%	64%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is limited information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the six months ended June 30, 2009 and 2008 was derived from the short-cut method described in SEC’s Staff Accounting Bulletin (SAB) No. 110. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	(unaudited) June 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$3,072	$3,680
Work in process	1,190	999
Finished goods	22,719	25,569

	$26,981	$30,248

Note 4 — Fair Value

Effective January 1, 2008, Cynosure adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cynosure’s short-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date Cynosure has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and Cynosure received cash proceeds of approximately $8.2 million. During the six months ended June 30, 2009, an additional $1.9 million in cash proceeds was received by Cynosure related to certain investments in ARS that were successfully called at full par value.

As of June 30, 2009 and December 31, 2008, Cynosure held $19.3 million and $21.1 million, respectively, at par value, of auction rate securities investments. The auction rate securities are managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Securities Rights (the Rights) from UBS. The Rights permit Cynosure to sell, or put, its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Cynosure expects to exercise its ARS Rights and put its auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights, therefore, Cynosure has reclassified its ARS and associated Rights to short-term investments and related financial instruments as of June 30, 2009. While the auction failures will limit Cynosure’s ability to liquidate these investments, Cynosure believes that the ARS failures will not have an impact on its ability to fund ongoing operations and growth initiatives.

Prior to accepting the UBS offer, Cynosure classified its ARS as available-for-sale investments, as management’s intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity, and recorded resulting unrealized losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. By accepting the Rights, Cynosure can no longer assert that it has the intent to hold the ARS until anticipated recovery, as it expects to put the ARS to UBS on June 30, 2010. As a result, Cynosure recognized an other-than-temporary impairment charge of approximately $4.3 million, which is based on the $16.8 million fair value of the ARS using a discounted cash flow methodology. Cynosure recorded the $4.3 million charge in other income (expense) in the consolidated statement of operations for the year ended December 31, 2008, for the amount of unrealized loss not previously recognized in earnings. Additionally, during the fourth quarter of 2008, in accordance with SFAS No. 115, Cynosure elected to transfer the ARS investments from the available-for-sale category to the trading category and account for the ARS at fair value with changes in fair value reported in earnings as they occur. During 2009, Cynosure recognized a recovery of ARS of approximately $0.6 million for the three months ended June 30, 2009 and $2.1 million for the six months ended June 30, 2009, which is based on the $17.0 million fair value of the ARS using a discounted cash flow methodology as discussed below. Cynosure recorded this as a recovery in other income (expense) in the consolidated statements of operations for the three and six months ended June 30, 2009.

As discussed above, the enforceability of the Rights results in Cynosure having a put option. Since the terms of the Rights do not provide for net settlement, the Rights do not meet the definition of a derivative instrument under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Right is recognized as a separate freestanding asset, and is accounted for separately from the ARS investment. FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159) permits an entity to elect the fair value option for recognized financial assets. Cynosure elected to measure the Rights under SFAS 159 upon the initial acceptance of the Rights on November 3, 2008 and to recognize future changes in the fair value of the Rights as they occur in operations in order to offset the fair value movements of the ARS, which would create accounting symmetry with changes in the fair value of the ARS. As of December 31, 2008, Cynosure recorded approximately $4.3 million as the fair value of the Rights, using a discounted cash flow methodology, and classified the Rights as long-term investments and related financial instruments on the consolidated balance sheet, with a corresponding credit to other income (expense) in the consolidated statement of operations for the year ended December 31, 2008. During the three and six months ended June 30, 2009, Cynosure recorded approximately $0.6 million, and $2.1 million respectively, for the loss on the value of the Rights, using a discounted cash flow methodology, with a corresponding charge to other income (expense) in the consolidated statements of operations. Since management expects to put the ARS to UBS on June 30, 2010, Cynosure reclassified the Rights to short-term investments and related financial instruments on the consolidated balance sheet as of June 30, 2009.

As a result of the illiquidity in the market for ARS investments and given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued its investments in ARS and the Rights using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 8% to 37% with a weighted average discount across the portfolio of 12%. In order to assess the fair value of the Rights, Cynosure adjusted the fair value of the Rights for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010, based on Level 3 data available at June 30, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Cynosure anticipates that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

In accordance with SFAS No. 157, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities, short-term investments and related financial instruments) measured at fair value as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$36,233	$—	$—	$36,233
State and municipal bonds	—	1,786	—	1,786
Corporate obligations & commercial paper	—	2,341	—	2,341
US government sponsored enterprises	—	17,168	—	17,168
Equity securities	10	—	—	10
Auction rate securities	—	—	17,029	17,029
Auction rate securities rights	—	—	2,158	2,158

Total	$36,243	$21,295	$19,187	$76,725

(1)	Included in cash and cash equivalents at June 30, 2009.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the six months ended June 30, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$21,082
Recovery on ARS included in gain on investments	2,088
Loss related to value of ARS Rights included in (loss) on investments	(2,133)
Net settlements	(1,850)

Balance at June 30, 2009	$19,187

Note 5 — Marketable Securities, Short-Term Investments and Related Financial Instruments

Cynosure accounts for investments in marketable securities, short-term investments as available-for-sale and trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Under SFAS 115, securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities. SFAS 115 requires Cynosure to recognize all marketable securities on the consolidated balance sheets at fair value. Cynosure’s marketable securities are stated at fair value based on quoted market prices. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholder’s equity and adjustments to the fair value of marketable securities and short-term investments that are classified as trading are recorded in earnings.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Cynosure includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. Cynosure continually evaluates whether any marketable investments have been impaired in accordance with SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. To determine whether an other-than-temporary impairment exists, Cynosure considers whether the intention is to sell the debt security and, if the Company does not intend to sell the debt security, Cynosure considers available evidence to assess whether it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis and if Cynosure expects to recover the entire cost basis of the security. During the three and six months ended June 30, 2009 and 2008, Cynosure determined that no securities were other-than-temporarily impaired.

As of June 30, 2009, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term investments:
State and municipal bonds	$1,786		$1,778	$8	—
Corporate obligations	2,341		2,331	10	—
US government sponsored enterprises	17,168		17,136	32	—
Equity securities	10		8	2	—

Total short-term investments	$21,305		$21,253	$52	—

Total available-for-sale securities	$21,305		$21,253	$52	—

Trading Securities:
Auction rate securities	$17,029	*

Total marketable securities	$38,334

*	Excludes $2.2 million for fair value of ARS Rights.

As of June 30, 2009, Cynosure’s available-for-sale debt securities which include state and municipal bonds, corporate obligations and U.S. government sponsored enterprises totaling $21.3 million all mature in less than one year.

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2009, which is a component of accrued expenses in the consolidated balance sheets:

June 30, 2009
(in thousands)
Warranty accrual, beginning of period	$3,052
Warranty provision relating to new sales	1,780
Costs incurred	(1,895)

Warranty accrual, end of period	$2,937

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

The following table represents total revenue by geographic destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
United States	$7,963	$24,291	$15,330	$47,831
Europe	5,671	7,763	9,600	14,787
Asia / Pacific	5,229	3,729	7,193	7,507
Other	1,950	3,412	3,506	5,833

Total	$20,813	$39,195	$35,629	$75,958

Total assets by geographic area are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
United States	$143,800	$155,590
Europe	13,166	14,690
Asia / Pacific	6,613	4,539
Eliminations	(1,860)	(1,697)

Total	$161,719	$173,122

Long-lived assets by geographic area are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
United States	$9,201	$9,035
Europe	2,361	652
Asia / Pacific	1,578	1,384

Total	$13,140	$11,071

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets, or total long-lived assets for any period presented.

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Basic weighted average common shares outstanding	12,711	12,513	12,706	12,492
Potential common shares pursuant to stock options	—	284	—	290

Diluted weighted average common shares outstanding	12,711	12,797	12,706	12,782

During the six months ended June 30, 2009 and 2008 approximately 1,457,000 and 491,000 shares, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as the effect would have been anti-dilutive.

Note 9 — Comprehensive (Loss) Income

Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$33	$84
Cumulative translation adjustment	(1,588)	(1,879)

Total accumulated other comprehensive loss	$(1,555)	$(1,795)

The components of total comprehensive (loss) income for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Cumulative translation adjustment	$1,062	$(75)	$291	$272
Unrealized gain (loss) on marketable securities	24	(169)	(51)	(854)

Total other comprehensive gain (loss)	1,086	(244)	240	(582)
Reported net (loss) income	(2,324)	4,660	(6,345)	9,529

Total comprehensive (loss) income	$(1,238)	$4,416	$(6,105)	$8,947

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

On July 16, 2008, Cynosure commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. On August 11, 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and Cynosure cross moved for Summary Judgment on January 15, 2009. The Court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. The Court denied the insurer’s motion on May 13, 2009. Cynosure’s fee application is currently before the Court.

On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. (CoolTouch) for infringement of U.S. Patent No. 6,206,873, (the 873 patent). Cynosure’s complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against Cynosure in the same court alleging patent infringement by Cynosure. CoolTouch’s counterclaim alleged that Cynosure’s Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that its Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. On February 18, 2009, CoolTouch dismissed, with prejudice, its counterclaims alleging that Cynosure infringed U.S. Patent Nos. 7,217,265 and 6,451,007. Cynosure is vigorously prosecuting its claims against CoolTouch and defending against CoolTouch’s remaining counterclaims. Cynosure is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still ongoing.

On March 3, 2009, Cynosure announced that the U.S. District Court for the District of Massachusetts had issued a favorable set of rulings in a Markman hearing in Cynosure’s patent infringement lawsuit against CoolTouch The lawsuit alleges that CoolTouch’s 1320 nm CoolLipo™ laser system infringes on the 873 patent, which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by the company’s largest shareholder, El.En. S.p.A.

The purpose of a Markman hearing is for the court to determine the meaning and scope of the patent claims that the plaintiff asserts are being infringed. In Cynosure’s lawsuit, the meaning of four terms used in the 873 patent was contested by CoolTouch. In each instance, the U.S. District Court ruled in favor of Cynosure regarding how those terms should be properly construed at trial.

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

Note 11 — Related Party Transactions

As of June 30, 2009, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2009 and 2008 were approximately $1.1 million and $3.3 million, respectively. Purchases of inventory from El.En. during the six months ended June 30, 2009 and 2008 were approximately $2.3 million and $6.5 million, respectively. As of June 30, 2009 and December 31, 2008, amounts due to related party for these purchases were approximately $2.9 million and $6.1 million, respectively. Amounts due from El.En. as of June 30, 2009 and December 31, 2008 were $44,000 and $40,000, respectively, which represent services performed by Cynosure.

Note 12 — Income Taxes

Effective January 1, 2007, Cynosure adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (FIN 48). At June 30, 2009, there are no material gross unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 13 — Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Cynosure does not expect the adoption of SFAS No. 166 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Cynosure does not expect the adoption of SFAS No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (SFAS 168). The FASB Accounting Standards Codification, (the Codification), will become the source of authoritative U.S. GAAP recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All non-SEC accounting literature not included in the Codification will no longer be authoritative. SFAS 168 is effective for Cynosure for the nine-month period ended September 30, 2009 and is not expected to have a material effect on its financial condition or consolidated results of operations.

Note 14 — Subsequent Events

On July 28, 2009, Cynosure announced that its Board of Directors authorized the repurchase of up to $10 million of its Class A common stock from time to time on the open market or in privately negotiated transactions.

Management evaluated all other activity of Cynosure through August 7, 2009 (the issue date of the Financial Statements) and concluded that no other subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements for the period ended June 30, 2009.

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

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening, and to perform minimally invasive procedures for LaserBodySculptingSM for the removal of unwanted fat. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our newer products are designed to be easily upgradeable to add additional energy sources and handpieces, which provide our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.

We sell 18 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite;

•	the Affirm and Affirm CO2 systems for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening

•	the Accolade system for the removal of benign pigmented lesions, including pigmented lesions known as Nevus of Ota and Nevus of Ito, as well as multi-colored tattoos; and

•	the Smartlipo and Smartlipo MPX systems for LaserBodySculptingSM for the removal of unwanted fat.

In addition to their primary applications, the Apogee Elite and Cynergy systems can each be used by practitioners for a variety of applications.

We have also launched several new products in 2009. In March 2009, we launched the Elite MPX system, a multi-wavelength workstation that combines vascular treatment, hair removal and skin rejuvenation in a single system. The workstation also features a built-in Zimmer SmartCool® skin cooling system which is integrated into a single compact model saving office space and reducing treatment time.

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

In May 2009, we introduced the enhancement to the industry-leading Smartlipo Laser Lipolysis Workstation with increased energy and intelligent temperature sensing. This multi-wavelength Smartlipo MPX 46-watt workstation enables a physician to liquefy and remove larger areas of unwanted fat faster than the original 32-watt Smartlipo MPX system.

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the six months ended June 30, 2009, we derived approximately 91% of our revenues from sales of our products and 9% of our revenues from service. During the six months ended June 30, 2008, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, four European countries, Japan, China and Korea and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2009, and 2008 we derived 53% and 32% of our revenues, respectively, from sales outside North America. As of June 30, 2009, we had 40 sales employees covering North America, 41 sales employees in four European countries, Japan, China and Korea and 28 distributors covering 71 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2009 and 2008:

	Percentage of Revenues
	Six-Months Ended June 30,
Region	2009	2008
North America	47%	68%
Europe	27	19
Asia/Pacific	20	10
Other	6	3

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended June 30, 2009 and 2008, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2009		2008
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$20,813	100%	$39,195	100%	$(18,382)	(47)%
Cost of revenues	8,737	42	12,878	33	(4,141)	(32)

Gross profit	12,076	58	26,317	67	(14,241)	(54)
Operating expenses
Sales and marketing	10,423	50	14,085	36	(3,662)	(26)
Research and development	1,696	8	1,801	5	(105)	(6)
General and administrative	4,049	19	3,638	9	411	11

Total operating expenses	16,168	78	19,524	50	(3,356)	(17)

(Loss) income from operations	(4,092)	(20)	6,793	17	(10,885)	(160)
Interest income, net	106	1	627	2	(521)	(83)
Other income (expense), net	390	2	(120)	—	510	(425)

(Loss) income before (benefit) provision for income taxes	(3,596)	(17)	7,300	19	(10,896)	(149)
(Benefit) provision for income taxes	(1,272)	(6)	2,640	7	(3,912)	(148)

Net (loss) income	$(2,324)	(11)%	$4,660	12%	$(6,984)	(150)%

Revenues

Revenues in the three months ended June 30, 2009 decreased from the three months ended June 30, 2008 by $18.4 million or 47%. The decrease was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Product sales in North America	$7,793	$24,457	$(16,664)	(68)%
Product sales outside North America	8,699	10,646	(1,947)	(18)
Parts, accessories and service sales	4,321	4,092	229	6

Total Revenues	$20,813	$39,195	$(18,382)	(47)%

•

Revenues from the sale of products in North America decreased by approximately $16.7 million, or 68%, from the 2008 period, primarily due to a decrease in the number of product units sold, as well as an overall lower average selling price of our products which we attribute to adverse general business conditions. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the second quarter of 2009, credit was more difficult to obtain and our potential customers were not as able to expand their practices or commit to purchasing equipment from us as compared to the second quarter of 2008. Additionally, we believe that due to the uncertain and adverse business conditions, some of our customers and potential customers anticipated a decline in the number of patients seeking discretionary aesthetic laser treatments and therefore, decided not to purchase during the quarter. As a result of these factors, our sales unit volume and average selling prices decreased as compared to the second quarter of 2008. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected.

•

Revenues from sales of products outside of North America decreased by approximately $1.9 million, or 18%, from the 2008 period, due to a decrease in the number of units sold as well as an overall lower average selling price by our Asia distributors and our European subsidiaries which we attribute to the adverse global business conditions. This decrease was partially offset by an increase in product units sold at our subsidiaries in Asia, including our recently established subsidiary in Korea.

•

Revenues from the sale of parts, accessories and services increased $0.2 million, or 6%, from the 2008 period, which includes an increase in revenues generated from the sale of our service contracts and disposable components.

Cost of Revenues

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Cost of revenues (in thousands)	$8,737	$12,878	$(4,141)	(32)%
Cost of revenues (as a percentage of total revenues)	42%	33%

The decrease in the cost of revenues was primarily attributable to a 47% decrease in revenues for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. Our cost of revenues increased as a percentage of revenues to 42% for the three months ended June 30, 2009, from 33% for the three months ended June 30, 2008, resulting in a decrease in our gross margin of 9%, quarter over quarter. The decline in gross margin in the second quarter of 2009 as compared to the second quarter of 2008 was primarily a result of the higher percentage of laser revenue from international distribution where our products tend to have lower sales prices than in North America. Also contributing to the decline in gross margin was an overall lower average selling price in North America.

Sales and Marketing

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Sales and marketing (in thousands)	$10,423	$14,085	$(3,662)	(26)%
Sales and marketing (as a percentage of total revenues)	50%	36%

Sales and marketing expenses decreased by $3.7 million, or 26%. The decrease is primarily attributed to a $1.5 million reduction in commission expense associated with the 47% decrease of revenue, as well as a decrease of $1.6 million in personnel costs, travel expenses and other administrative costs associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $0.6 million, primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Although we reduced sales and marketing expenses in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, our sales and marketing expenses for the three months ended June 30, 2009 increased as a percentage of total revenues to 50% as a result of the 47% decrease in total revenues.

Research and Development

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Research and development (in thousands)	$1,696	$1,801	$(105)	(6)%
Research and development (as a percentage of total revenues)	8%	5%

Research and development expenses decreased by $0.1 million for the three months ended June 30, 2009, when compared with the three months ended June 30, 2008. This decrease was attributable to a reduction in personnel and other related expenses.

General and Administrative

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
General and administrative (in thousands)	$4,049	$3,638	$411	11%
General and administrative (as a percentage of total revenues)	19%	9%

General and administrative expenses increased by $0.4 million primarily due to an increase in legal and professional services costs of $0.4 million associated with the patent infringement case against CoolTouch and a $0.5 million increase in bad debt expense. The overall increase was partially offset by $0.5 million reduction in personnel costs, travel related expenses and other administrative costs.

Interest Income, net and Other Income (Expense), net

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Interest income, net (in thousands)	$106	$627	$(521)	(83)%
Other income (expense), net (in thousands)	$390	$(120)	$510	(425)%

The decrease in interest income is primarily due to investing in securities that carry less risk as opposed to a maximum return from the three month period ending June 30, 2008 to the three month period ended June 30, 2009. The increase in other income and (expense), net is primarily a result of net foreign currency remeasurement gains in the second quarter of 2009 compared to net foreign currency remeasurement losses in the second quarter of 2008, as well as a $29,000 net recovery on auction rate securities, or ARS.

(Benefit) Provision for Income Taxes

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
(Benefit) provision for income taxes (in thousands)	$(1,272)	$2,640	$(3,912)	(148)%
(Benefit) provision as a % of income before (benefit) provision for income taxes	(35)%	36%

For the three months ended June 30, 2009, we recorded a pre-tax book loss and a benefit for income taxes as compared to pre-tax book income and a provision for income taxes for the three months ended June 30, 2008. The effective tax rates for the three months ended June 30, 2009 and 2008 were 35% and 36%, respectively. The decrease in the benefit as a percentage of income before benefit for income taxes is primarily due to changes in the jurisdictional mix of earnings and the impact of the R&D credit included in the three months ended June 30, 2009.

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2009 and 2008, respectively (in thousands, except for percentages):

	Six Months Ended June 30,
	2009		2008
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$35,629	100%	$75,958	100%	$(40,329)	(53)%
Cost of revenues	14,537	41	25,249	33	(10,712)	(42)

Gross profit	21,092	59	50,709	67	(29,617)	(58)
Operating expenses
Sales and marketing	20,953	59	27,279	36	(6,326)	(23)
Research and development	3,437	10	3,614	5	(177)	(5)
General and administrative	7,929	22	7,125	9	804	11

Total operating expenses	32,319	91	38,018	50	(5,699)	(15)

(Loss) income from operations	(11,227)	(32)	12,691	17	(23,918)	(188)
Interest income, net	371	1	1,428	2	(1,057)	(74)
Other income, net	334	1	434	—	(100)	(23)

(Loss) income before (benefit) provision for income taxes	(10,522)	(30)	14,553	19	(25,075)	(172)
(Benefit) provision for income taxes	(4,177)	(12)	5,024	7	(9,201)	(183)

Net (loss) income	$(6,345)	(18)%	$9,529	13%	$(15,874)	(167)%

Revenues

Revenues in the six months ended June 30, 2009 decreased from revenues in the six months ended June 30, 2008 by $40.3 million, or 53%. The decrease in revenues was attributable to a number of factors (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Product sales in North America	$14,344	$48,068	$(33,724)	(70)%
Product sales outside North America	13,050	19,871	(6,821)	(34)
Parts, accessories and service sales	8,235	8,019	216	3

Total Revenues	$35,629	$75,958	$(40,329)	(53)%

•

Revenues from the sale of products in North America decreased by approximately $33.7 million, or 70%, from the 2008 period, primarily due to a decrease in the number of product units sold, as well as an overall lower average selling price of our products which we attribute to the adverse general business conditions. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the six months ended June 30, 2009, credit was more difficult to obtain and our potential customers were not as able to expand their practices or commit to purchasing equipment from us as compared to the six months ended June 30, 2008. Additionally, we believe that due to the uncertain and adverse business conditions, some of our customers and potential customers anticipated a decline in the number of patients seeking discretionary aesthetic laser treatments and therefore, decided not to purchase during the quarter. As a result of these factors, our sales unit volume and average selling prices decreased as compared to the six months ended June 30, 2008. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected.

•

Revenues from sales of products outside of North America decreased by approximately $6.8 million, or 34%, over the 2008 period, due to a decrease in the number of units sold as well as an overall lower average selling price by our Asia distributors and our European subsidiaries which we attribute to the adverse global business conditions. This decrease was partially offset by our subsidiaries in Asia, including our recently established subsidiary in Korea.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.2 million, or 3%, over the 2008 period, primarily due to an increase in revenues generated from the sale of our service contracts, offset by a decrease in revenue sharing generated by our European subsidiaries.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Cost of revenues (in thousands)	$14,537	$25,249	$(10,712)	(42)%
Cost of revenues (as a percentage of total revenues)	41%	33%

The decrease in the cost of revenues was primarily attributable to a 53% decrease in revenues for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008. Our cost of revenues increased as a percentage of revenues to 41% for the six months ended June 30, 2009, from 33% for the six months ended June 30, 2008, resulting in a decrease in our gross margin of 8%, period over period. The decline in gross margin in the 2009 period as compared to the 2008 period was primarily a result of the higher percentage of laser revenue from international distribution where the company’s products tend to have lower sales prices than North America. Also contributing to the decline in gross margin was an overall lower average selling price in North America.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Sales and marketing (in thousands)	$20,953	$27,279	$(6,326)	(23)%
Sales and marketing (as a percentage of total revenues)	59%	36%

Sales and marketing expenses decreased by $6.3 million, or 23%. The decrease is primarily attributed to a $3.1 million reduction in commission expense associated with the 53% decrease of revenue, as well as a decrease of $2.3 million in personnel costs, travel expenses and other administrative costs associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $0.9 million, primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Although we reduced sales and marketing expenses in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, our sales and marketing expenses for the six months ended June 30, 2009 increased as a percentage of total revenues to 59% as a result of the 53% decrease in total revenues.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Research and development (in thousands)	$3,437	$3,614	$(177)	(5)%
Research and development (as a percentage of total revenues)	10%	5%

Research and development expenses decreased by $0.2 million for the six months ended June 30, 2009, when compared with the six months ended June 30, 2008. This decrease was primarily attributed to a reduction in personnel and other travel related expenses.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
General and administrative (in thousands)	$7,929	$7,125	$804	11%
General and administrative (as a percentage of total revenues)	22%	9%

General and administrative expenses increased primarily due to an increase in legal and professional services costs of $1.0 million associated with the patent infringement case against CoolTouch and a $0.8 million increase in bad debt expense. The overall increase was partially offset by a $1.0 million reduction in personnel costs, travel related expenses and other administrative costs associated with the overall reduction of our workforce.

Interest Income, net and Other Income, net

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Interest income, net (in thousands)	$371	$1,428	$(1,057)	(74)%
Other income, net (in thousands)	$334	$434	$(100)	(23)%

The decrease in interest income is primarily due to investing in securities that carry less risk as opposed to a maximum return from the six month period ending June 30, 2008 to the six month period ended June 30, 2009. The decrease in other income is primarily a result of less net foreign currency remeasurement gains in the first half of 2009 compared to the first half of 2008.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
(Benefit) provision for income taxes (in thousands)	$(4,177)	$5,024	$(9,201)	(183)%
(Benefit) provision as a % of income before (benefit) provision for income taxes	(40)%	35%

For the six months ended June 30, 2009, we recorded a pre-tax book loss and a benefit for income taxes as compared to pre-tax book income and a provision for income taxes for the six months ended June 30, 2008. The effective tax rates for the six months ended June 30, 2009 and 2008 were 40% and 35%, respectively. The increase in the benefit as a percentage of income before benefit for income taxes is primarily due to changes in the jurisdictional mix of earnings and the impact of the R&D credit included in the six months ended June 30, 2009.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our short and long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At June 30, 2009, our cash, cash equivalents, marketable securities and short-term investments and related financial instruments were $88.7 million. Our cash and cash equivalents of $48.2 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions backed by U.S. treasuries or government obligations. Our marketable securities of $21.3 million consist of investments in various state and municipal government obligations, bonds and corporate and U.S. government sponsored enterprises, all of which mature by June 29, 2010. Our short-term investments and related financial instruments, which include ARS with a fair market value of $17.0 and a related right with a fair market value of $2.2 million, consist primarily of tax exempt certificates with an auction reset feature, with underlying assets consisting generally of student loans, substantially backed by the federal government.

In February 2008, auctions began to fail for auction rate securities and each auction since then has failed, with one exception. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $8.2 million. During the six months ended June 30, 2009, we received an additional $1.9 million in cash proceeds related to certain investments in ARS that were successfully called at full par value.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc., or UBS. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights; therefore, we have reclassified our ARS and associated Rights to short-term investments and other related financial instruments as of June 30, 2009. These Rights are nontransferable securities registered with the Securities and Exchange Commission, or the SEC. As a result of accepting the Rights, we have released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS’s marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

During the fourth quarter of 2008, we transferred the ARS investments, at their fair value of $16.8 million, from available-for-sale to trading marketable securities, as elected under SFAS No. 115. We recognized an other-than-temporary impairment charge of approximately $4.3 million, which is based on the $16.8 million fair value of the ARS using a discounted cash flow methodology. We recorded the $4.3 million charge in other income (expense) in the consolidated statement of operations for the year ended December 31, 2008, for the amount of unrealized loss not previously recognized in earnings. Upon acceptance of the Rights, on November 3, 2008, we elected to measure the Rights under the provisions of FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS 159, and to recognize future changes in the fair value of the Rights as they occur in operations in order to offset the fair value movements of the ARS, which would create accounting symmetry with changes in the fair value of the ARS. As of December 31, 2008, we recorded approximately $4.3 million as the fair value of the Rights, using a discounted cash flow methodology and classified the Rights as long-term investments and related financial instruments on the consolidated balance sheet, with a corresponding credit to other income (expense) in the consolidated statement of operations for the year ended December 31, 2008. As a result of the illiquidity in the market for ARS investments, we have estimated the fair value of our ARS and the Rights using a Level 3 valuation methodology. During the six months ended June 30, 2009, we recorded a loss in the fair value of the Rights of $2.1 million in loss on investment and recorded an offsetting gain of $2.1 million for the value of the ARS within other income (expense) in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

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

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Due to certain capital expenditures incurred during the year ended December 31, 2008, including the expansion of our corporate headquarters facility and the implementation of a new financial software system, we expected that capital expenditures during the 12 months ended December 31, 2009 would be less than our capital expenditures during the 12 months ended December 31, 2008. However during the six months ended June 30, 2009, we transferred an increased amount of demonstration equipment from inventory to fixed assets as compared to the same period of 2008, and as a result, we expect capital expenditures will be slightly higher in 2009 than in 2008.

On July 28, 2009, we announced that our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2009. This resulted primarily from net loss for the period of $6.3 million, decreased by approximately $6.2 million in depreciation and amortization and stock-based compensation expense and decreased by approximately $0.1 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.6 million principally related to an increase in other assets and deferred revenue, offset by a decrease in amounts due to related party, accrued expenses and accounts receivable due to increased collection efforts and reduced sales. Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2009, which consisted primarily of the net proceeds from the sale of marketable securities of $5.4 million, offset by $4.7 million used for fixed asset purchases including demonstration equipment. Net cash used in financing activities during the six months ended June 30, 2009 was $0.2 million, principally relating to payments on capital lease obligations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to our critical accounting policies as of June 30, 2009.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, some of which are auction rate securities, federal agency notes and corporate bonds. The securities, other than money market funds and auction rate securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments, other than auction rate securities, mature by June 29, 2010. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	June 30, 2009	2009	2010
Investments (at fair value)	$21,295	$6,149	$15,146
Weighted average interest rate	3.13%	5.52%	2.16%

We hold investments in auction rate securities with underlying assets that generally consist of student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. During the six months ended June 30, 2009, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $1.9 million.

During the six months ended June 30, 2009, we adjusted the carrying amount of our ARS to estimated fair market value in accordance with FASB Statement No. 157, Fair Value Measurements, or SFAS 157. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in its portfolio, we may incur further other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As discussed further in “Liquidity and Capital Resources” above, in November 2008 we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc., or UBS, which permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 and July 2, 2012. Associated with the Rights, we classified $16.8 million of our ARS from available-for-sale securities to trading securities as of December 31, 2008. For the period ended June 30, 2009, we measured the value of the ARS, under the fair value option of SFAS 157 at $17.0 million and we recognized a recovery of $2.1 million in gain on investment. We measured the value of the Rights under SFAS 159 and recorded an offsetting loss of $2.1 million within other income (expense) in the statement of operations for the six month period ended June 30, 2009. We expect that the future changes in the fair value of the ARS will be mostly offset by the fair value movements in the related Rights.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 37% of our total international revenues during the six months ended June 30, 2009. Substantially all of the remaining 63% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In May 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we vigorously opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion on June 17, 2008. No decision on the motion has been rendered. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and we cross moved for Summary Judgment on January 15, 2009. The Court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The Court denied the insurer’s motion on May 13, 2009. Our fee application is currently before the Court.

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc., or CoolTouch, for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Our complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the 873 patent is not infringed and is invalid, and also asserted counterclaims against us in the same court alleging patent infringement by us. CoolTouch’s counterclaim alleged that our Affirm product infringes U.S. Patent Nos. 7,122,029 and 6,451,007, and that our Smartlipo product infringes U.S. Patent No. 7,217,265, and seeks damages in an unspecified amount, as well as injunctive relief. On February 18, 2009, CoolTouch dismissed, with prejudice, its counterclaims alleging that we infringe U.S. Patent Nos. 7,217,265 and 6,451,007. We are vigorously prosecuting our claims against CoolTouch and defending against CoolTouch’s remaining counterclaims. We are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the lawsuit as the matter is still ongoing.

On March 3, 2009, we announced that the U.S. District Court for the District of Massachusetts had issued a favorable set of rulings in a Markman hearing in our patent infringement lawsuit against CoolTouch. The lawsuit alleges that CoolTouch’s 1320 nm CoolLipo™ laser system infringes on the 873 patent, which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by the company’s largest shareholder, El.En. S.p.A.

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

As of June 30, 2009, there have been no any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on May 13, 2009. At the 2009 Annual Meeting, our stockholders elected all of the director nominees and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2008.

Holders of our class A and class B common stock, voting together as a single class, elected Thomas H. Robinson to serve as our class I classified director until our 2012 annual meeting of stockholders and until his successor is elected and qualified. Holders of our class B common stock, voting as a separate class, elected Ettore V. Biagioni, Andrea Cangioli, Leonardo Masotti and George J. Vojta to serve as our class B directors until our 2010 annual meeting and until their successors are elected and qualified.

The matters acted upon at the 2009 Annual Meeting, and the voting tabulation for each matter, are as follows:

Proposal 1:	The election of one class I classified director for the next three years (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Nominee	Votes For	Votes Withheld
Thomas H. Robinson	10,169,962	1,598,727

Proposal 2:	The election of four class B directors for the next year; (voted on by the holders of class B common stock, voting as a separate class):

Nominee	Votes For	Votes Withheld
Ettore V. Biagioni	2,938,628	0
Andrea Cangioli	2,938,628	0
Leonardo Masotti	2,938,628	0
George J. Vojta	2,938,628	0

Proposal 3:	Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009 (voted on by holders of class A common stock and class B common stock, voting together as a single class):

Votes For	Votes Against	Abstain
11,673,713	89,841	5,135

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: August 7, 2009	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 7, 2009	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002