Form 10-Q
period 2009-09-30
CYNOSURE INC
filed 2009-11-05
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 2, 2009:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,773,445
Class B Common Stock, $0.001 par value	2,975,297

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(unaudited) September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents (Note 5)	$47,492	$49,257
Short-term marketable securities (Notes 5 and 6)	22,461	25,112
Short-term investments and related financial instruments (Notes 5 and 6)	18,587	—
Accounts receivable, net	14,975	25,156
Amounts due from related party (Note 12)	49	40
Inventories	25,724	30,248
Prepaid expenses and other current assets	7,857	4,331
Deferred income taxes	6,871	6,825

Total current assets	144,016	140,969

Property and equipment, net	10,080	8,422
Long-term marketable securities (Notes 5 and 6)	2,005	—
Long-term investments and related financial instruments (Notes 5 and 6)	—	21,082
Other assets	2,906	2,649

Total assets	$159,007	$173,122

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,092	$5,095
Amounts due to related party (Note 12)	1,944	6,083
Accrued expenses	9,979	15,602
Deferred revenue	3,990	4,296
Capital lease obligation	299	398

Total current liabilities	20,304	31,474

Capital lease obligation, net of current portion	231	436
Deferred revenue, net of current portion	504	407
Other noncurrent liability	429	451

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 12,749 and 12,734 shares as of September 30, 2009 and December 31, 2008, respectively	13	13
Additional paid-in capital	116,776	111,892
Retained earnings	22,271	30,531
Accumulated other comprehensive loss	(1,234)	(1,795)
Treasury stock, 36 shares, at cost	(287)	(287)

Total stockholders’ equity	137,539	140,354

Total liabilities and stockholders’ equity	$159,007	$173,122

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$17,937	$38,209	$53,566	$114,167
Cost of revenues	7,460	13,396	21,997	38,645

Gross profit	10,477	24,813	31,569	75,522

Operating expenses:
Sales and marketing	8,743	13,911	29,696	41,190
Research and development	1,564	1,992	5,001	5,606
General and administrative	3,511	3,983	11,440	11,108

Total operating expenses	13,818	19,886	46,137	57,904

(Loss) income from operations	(3,341)	4,927	(14,568)	17,618

Interest income, net	83	549	454	1,977
Other income (expense), net	371	(425)	705	9

(Loss) income before income taxes	(2,887)	5,051	(13,409)	19,604

Income tax (benefit) provision	(972)	1,888	(5,149)	6,912

Net (loss) income	$(1,915)	$3,163	$(8,260)	$12,692

Basic net (loss) income per share	$(.15)	$.25	$(.65)	$1.01

Diluted net (loss) income per share	$(.15)	$.25	$(.65)	$.99

Basic weighted-average common shares outstanding	12,712	12,642	12,708	12,542

Diluted weighted-average common shares outstanding	12,712	12,854	12,708	12,806

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net (loss) income	$(8,260)	$12,692
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,948	2,901
Stock-based compensation expense	5,110	5,875
Accretion of discounts on marketable securities	244	241
Deferred income taxes	—	(26)
Gain on marketable investments	(6)	—
Loss on disposal of fixed assets	25	—
Changes in operating assets and liabilities:
Accounts receivable	10,484	(15,625)
Due from related party	(8)	(31)
Inventories	(529)	(6,988)
Net book value of demonstration inventory sold	520	626
Prepaid expenses and other current assets	(3,769)	679
Tax benefit from exercise of stock options	(3)	(1,555)
Accounts payable	(1,018)	3,774
Due to related party	(4.133)	2,213
Accrued expenses	(5,676)	1,815
Deferred revenue	(238)	635
Other noncurrent liability	(5)	264

Net cash (used in) provided by operating activities	(3,314)	7,490
Investing activities:
Purchases of property and equipment	(604)	(1,780)
Proceeds from the sales and maturities of marketable securities	29,985	43,115
Purchases of marketable securities	(27,176)	(39,674)
Increase in other noncurrent assets	(193)	—

Net cash provided by investing activities	2,012	1,661
Financing activities:
Proceeds from exercise of stock options	47	1,602
Excess tax benefits related to stock options	3	1,555
Payments on capital lease obligation	(303)	(356)

Net cash (used in) provided by financing activities	(253)	2,801
Effect of exchange rate changes on cash and cash equivalents	(210)	(230)

Net (decrease) increase in cash and cash equivalents	(1,765)	11,722
Cash and cash equivalents, beginning of the period	49,257	39,011

Cash and cash equivalents, end of the period	$47,492	$50,733

Supplemental cash flow information
Cash paid for interest	$64	$95

Cash (received) paid for taxes, net	$(1,625)	$5,369

Supplemental noncash investing and financing activities
Transfer of demonstration equipment to fixed assets for the nine months ended September 30, 2009 and 2008, respectively	$5,355	$3,089
Net unrealized gain (loss) on marketable securities, net of $13 and $(503) deferred income tax provision (benefit), for the nine months ended September 30, 2009 and 2008, respectively	$23	$(944)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, or any other period.

Note 2 — Accounting Pronouncements

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP: authoritative and nonauthoritative accounting literature. Effective September 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Cynosure does not expect the adoption of SFAS No. 166 to have a material impact on its financial position or results of operations.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Cynosure does not expect the adoption of ASU 2009-13 to have a material impact on its financial position or results of operations.

Note 3 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.5 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively; as well as related tax benefits of $0.5 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively. Cynosure recorded stock-based compensation expense $5.1 million and $5.9 million for the nine months ended September 30, 2009 and 2008 and related tax benefits of $1.7 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. Cynosure capitalized $53,000 and $76,000 of stock-based compensation expense as part of inventory during the nine months ended September 30, 2009 and 2008, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cost of revenues	$383	$411
Sales and marketing	2,250	2,365
Research and development	738	823
General and administrative	1,739	2,276

Total stock-based compensation expense	$5,110	$5,875

Cash received from option exercises was $47,000 and $1.6 million during the nine months ended September 30, 2009 and 2008, respectively. Cynosure recognized $15,000 and $1.6 million in actual tax benefits during the nine months ended September 30, 2009 and 2008, respectively. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 506,225 and 350,090 stock options during the nine months ended September 30, 2009 and 2008, respectively. Cynosure uses the Black-Scholes model to determine the weighted average fair value of options. The weighted-average fair value of the options granted during the nine months ended September 30, 2009 and 2008 was $4.38 and $13.53, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	1.87% - 2.66%	2.19% - 3.30%
Expected dividend yield	—	—
Expected lives	5.8 years	5.8 years
Expected volatility	63% - 64%	64% - 66%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is limited information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted in the nine months ended September 30, 2009 and 2008 was derived from the short-cut method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 4 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	(unaudited) September 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$3,076	$3,680
Work in process	1,297	999
Finished goods	21,351	25,569

	$25,724	$30,248

Note 5 — Fair Value

Effective January 1, 2008, Cynosure adopted the Fair Value Measurements Topic ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cynosure’s short-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date Cynosure has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and Cynosure received cash proceeds of approximately $8.2 million. During the nine months ended September 30, 2009, an additional $2.5 million in cash proceeds was received by Cynosure related to certain investments in ARS that were successfully called at full par value.

As of September 30, 2009 and December 31, 2008, Cynosure held $18.6 million and $21.1 million, respectively, at par value, of auction rate securities investments. The auction rate securities are managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Securities Rights (the Rights) from UBS. The Rights permit Cynosure to sell, or put, its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Cynosure expects to exercise its ARS Rights and put its auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights, therefore, Cynosure has reclassified its ARS and associated Rights to short-term investments and related financial instruments as of September 30, 2009. While the auction failures will limit Cynosure’s ability to liquidate these investments, until Cynosure exercises its Right on June 30, 2010, Cynosure believes that the ARS failures will not have an impact on its ability to fund ongoing operations and growth initiatives.

Prior to accepting the UBS offer, Cynosure classified its ARS as available-for-sale investments, as management’s intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity, and recorded resulting unrealized losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. By accepting the Rights, Cynosure can no longer assert that it has the intent to hold the ARS until anticipated recovery, as it expects to put the ARS to UBS on June 30, 2010, the earliest date possible. As a result, Cynosure recognized an other-than-temporary impairment charge of approximately $4.3 million, which is based on the $16.8 million fair value of the ARS using a discounted cash flow methodology. Cynosure recorded the $4.3 million charge in other income (expense) in the consolidated statement of operations for the year ended December 31, 2008, for the amount of unrealized loss not previously recognized in earnings. Additionally, during the fourth quarter of 2008, in accordance with the Debt and Equity Securities Topic ASC 320, Cynosure elected to transfer the ARS investments from the available-for-sale category to the trading category and account for the ARS at fair value with changes in fair value reported in earnings as they occur. During the three months ended September 30, 2009, Cynosure recognized a recovery of ARS of approximately $0.5 million which is based on the $16.9 million fair value of the ARS using a discounted cash flow methodology as discussed below. During the nine months ended September 30, 2009, Cynosure recorded $2.6 million as a recovery in ARS. Recoveries for both the three and nine month periods are recorded in other income (expense) in the consolidated statements of operations.

As discussed above, the enforceability of the Rights results in Cynosure having a put option. Since the terms of the Rights do not provide for net settlement, the Rights do not meet the definition of a derivative instrument under the Derivatives and Hedging Topic ASC 815. The Right is recognized as a separate freestanding asset, and is accounted for separately from the ARS investment. The Fair Value Option Topic ASC 825 permits an entity to elect the fair value option for recognized financial assets. Cynosure elected to measure the Rights under ASC 825 upon the initial acceptance of the Rights on November 3, 2008 and to recognize future changes in the fair value of the Rights as they occur in operations in order to offset the fair value movements of the ARS, which would create accounting symmetry with changes in the fair value of the ARS. As of December 31, 2008, Cynosure recorded approximately $4.3 million as the fair value of the Rights, using a discounted cash flow methodology, and classified the Rights as long-term investments and related financial instruments on the consolidated balance sheet, with a corresponding credit to other income (expense) in the consolidated statement of operations for the year ended December 31, 2008. During the three and nine months ended September 30, 2009, Cynosure recorded approximately $0.4 million, and $2.6 million respectively, for the loss on the value of the Rights, using a discounted cash flow methodology, with a corresponding charge to other income (expense) in the consolidated statements of operations. Since management expects to put the ARS to UBS on June 30, 2010, Cynosure classified the Rights to short-term investments and related financial instruments on the consolidated balance sheet as of September 30, 2009.

As a result of the illiquidity in the market for ARS investments and given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued its investments in ARS and the Rights using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program – FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 4% to 40% with a weighted average discount across the portfolio of 10%. In order to assess the fair value of the Rights, Cynosure adjusted the fair value of the Rights for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010, based on Level 3 data available at September 30, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Cynosure anticipates that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

In accordance with ASC 820-10-35, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, short and long-term marketable securities, short-term investments and related financial instruments) measured at fair value as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$33,850	$—	$—	$33,850
State and municipal bonds	—	4,346	—	4,346
Corporate obligations & commercial paper	—	1,523	—	1,523
US government agencies and treasuries	—	18,590	—	18,590
Equity securities	7	—	—	7
Auction rate securities	—	—	16,852	16,852
Auction rate securities rights	—	—	1,735	1,735

Total	$33,857	$24,459	$18,587	$76,903

(1)	Included in cash and cash equivalents

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the nine months ended September 30, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$21,082
Recovery on ARS included in gain on investments	2,562
Loss related to value of ARS Rights included in (loss) on investments	(2,557)
Net settlements	(2,500)

Balance at September 30, 2009	$18,587

Note 6 — Short and Long-Term Marketable Securities, Short-Term Investments and Related Financial Instruments

Cynosure accounts for investments in short and long-term marketable securities and short-term investments as available-for-sale and trading securities in accordance with ASC 320. Under ASC 320, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities. ASC 320-10-35 requires Cynosure to recognize all marketable securities on the consolidated balance sheets at fair value. Cynosure’s marketable securities are stated at fair value based on quoted market prices. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholder’s equity and adjustments to the fair value of marketable securities and short-term investments that are classified as trading are recorded in earnings.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Cynosure includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that are judged to be other-than-temporary on available-for-sale securities are reported in interest and investment income. Cynosure continually evaluates whether any marketable investments have been impaired in accordance with ASC 320-10-65. To determine whether an other-than-temporary impairment exists, Cynosure considers whether the intention is to sell the debt security and, if the Company does not intend to sell the debt security, Cynosure considers available evidence to assess whether it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis and if Cynosure expects to recover the entire cost basis of the security. During the three and nine months ended September 30, 2009 and 2008, Cynosure determined that no securities were other-than-temporarily impaired.

As of September 30, 2009, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$4,346		$4,346	$1	$(1)
Corporate obligations	1,523		1,514	9	—
US government agencies and treasuries	16,585		16,561	24	—
Equity securities	7		8	—	(1)

Total short-term marketable securities	$22,461		$22,429	$34	(2)

Long-term marketable securities:
US government agencies and treasuries	2,005		2,003	2	—

Total long-term marketable securities	$2,005		$2,003	$2	—

Total available-for-sale securities	$24,466		$24,432	$36	(2)

Trading Securities:
Auction rate securities	$16,853	*

Total marketable securities and short-term investments	$41,319

*	Excludes $1.7 million for fair value of ARS Rights.

As of September 30, 2009, Cynosure’s debt securities, included in short and long-term investments were as follows (in thousands):

		Original Maturities
	Total	Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$4,346	$4,346	$—	$—
Corporate obligations	1,523	1,523	—	—
US government agencies and treasuries	18,590	16,585	2,005	—
Auction rate securities	16,853	—	—	16,853

Total debt securities	$41,312	$22,454	$2,005	$16,853

Note 7 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2009, which is a component of accrued expenses in the consolidated balance sheets:

September 30, 2009
(in thousands)
Warranty accrual, beginning of period	$3,052
Warranty provision relating to new sales	3,594
Costs incurred	(4,222)

Warranty accrual, end of period	$2,424

Note 8 — Segment Information

In accordance with the Segment Reporting Topic ASC 280, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief decision-maker, as defined under ASC 280, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
United States	$8,269	$24,146	$23,599	$71,978
Europe	3,380	6,184	12,980	20,971
Asia / Pacific	4,225	5,216	11,418	12,723
Other	2,063	2,663	5,569	8,495

Total	$17,937	$38,209	$53,566	$114,167

Total assets by geographic area are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
United States	$141,211	$155,590
Europe	12,376	14,690
Asia / Pacific	7,406	4,539
Eliminations	(1,986)	(1,697)

Total	$159,007	$173,122

Long-lived assets by geographic area are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
United States	$8,992	$9,035
Europe	2,317	652
Asia / Pacific	1,677	1,384

Total	$12,986	$11,071

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or total assets for any period presented.

Cynosure Korea has long-lived assets of $1.4 million, or 11% of the Company’s total long-lived assets, as of September 30, 2009. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008. Cynosure Spain has long-lived assets of $1.7 million, or 13% of the Company’s total long-lived assets, as of September 30, 2009. These long-lived assets consist primarily of demonstration equipment.

Note 9 — Net (Loss) Income Per Common Share

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Basic weighted average common shares outstanding	12,712	12,642	12,708	12,542
Potential common shares pursuant to stock options	—	212	—	264

Diluted weighted average common shares outstanding	12,712	12,854	12,708	12,806

During the nine months ended September 30, 2009 and 2008 approximately 1,043,000 and 742,000 shares, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as the effect would have been anti-dilutive.

Note 10 — Comprehensive (Loss) Income

Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$21	$84
Cumulative translation adjustment	(1,255)	(1,879)

Total accumulated other comprehensive loss	$(1,234)	$(1,795)

The components of total comprehensive (loss) income for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Cumulative translation adjustment	$332	$(919)	$624	$(644)
Unrealized (loss) on marketable securities	(12)	(90)	(63)	(944)

Total other comprehensive gain (loss)	320	(1,009)	561	(1,588)
Reported net (loss) income	(1,915)	3,163	(8,260)	12,692

Total comprehensive (loss) income	$(1,595)	$2,154	$(7,699)	$11,104

Note 11 — Litigation

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

On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. (CoolTouch) for infringement of U.S. Patent No. 6,206,873, (the 873 patent). Cynosure’s complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the 873 patent is not infringed and is invalid. On March 3, 2009, Cynosure announced that the U.S. District Court for the District of Massachusetts had issued a favorable set of rulings in a Markman hearing in Cynosure’s patent infringement lawsuit against CoolTouch The lawsuit alleges that CoolTouch’s 1320 nm CoolLipo™ laser system infringes on the 873 patent, which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by the company’s largest shareholder, El.En. S.p.A. Cynosure is vigorously prosecuting its claims against CoolTouch.

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

Note 12 — Related Party Transactions

As of September 30, 2009, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2009 and 2008 were approximately $1.1 million and $3.9 million, respectively. Purchases of inventory from El.En. during the nine months ended September 30, 2009 and 2008 were approximately $3.4 million and $10.4 million, respectively. As of September 30, 2009 and December 31, 2008, amounts due to related party for these purchases were approximately $1.9 million and $6.1 million, respectively. Amounts due from El.En. as of September 30, 2009 and December 31, 2008 were $49,000 and $40,000, respectively, which represent services performed by Cynosure.

Note 13 — Income Taxes

Effective January 1, 2007, Cynosure adopted the provisions of the Income Tax Topic ASC 740. At September 30, 2009, there are no material gross unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 14 — Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual class capital structure consisting of $0.001 par value class A and class B common stock,. Cynosure has authorized 61,500,000 shares of $0.001 par value class A common stock and 8,500,000 shares of $0.001 par value class B common stock. As of September 30, 2009, there were 9,773,445 shares of class A common stock issued and 2,975,297 shares of class B common stock issued.

Note 15 — Subsequent Events

        Management evaluated all other activity of Cynosure through November 5, 2009 (the issue date of the Financial Statements) and concluded that no other subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements for the period ended September 30, 2009.

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

We sell 20 different aesthetic treatment systems and have focused our development and marketing efforts on offering leading, or flagship, products for each of the major aesthetic procedure categories that we address. Our flagship products are:

•	the Apogee Elite system for hair removal;

•	the Cynergy system for the treatment of vascular lesions;

•	the TriActive LaserDermology system for the temporary reduction of the appearance of cellulite;

•	the Affirm and SmartXide systems for anti-aging, including treatments for wrinkles, skin texture, skin discoloration and skin tightening

•	the Accolade system for the removal of benign pigmented lesions, including pigmented lesions known as Nevus of Ota and Nevus of Ito, as well as multi-colored tattoos; and

•	the Smartlipo, Smartlipo MPX and Smartlipo Triplex systems for LaserBodySculptingSM for the removal of unwanted fat.

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

In September 2009, we introduced the Performa CO2 in our international markets. This LaserSkinRenewal™ workstation, with customizable scanning delivery, offers micro ablative CO2 skin resurfacing and collagen rejuvenation in a single laser device.

In October 2009, we introduced Smartlipo Triplex, a laser lipolysis workstation featuring three wavelengths that combine to deliver high-powered fat absorption and tissue tightening through tissue coagulation. Smarlipo Triplex adds a 1440 nm wavelength to the MPX generation of the product, and employs our patented Multiplex technology to combine the benefits of multiple wavelengths in a single laser output.

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the nine months ended September 30, 2009, we derived approximately 90% of our revenues from sales of our products and 10% of our revenues from service. During the nine months ended September 30, 2008, we derived approximately 96% of our revenues from sales of our products and 4% of our revenues from service. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, four European countries, Japan, China and Korea and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2009, and 2008 we derived 52% and 32% of our revenues, respectively, from sales outside North America. As of September 30, 2009, we had 39 sales employees covering North America, 41 sales employees in four European countries, Japan, China and Korea and 28 distributors covering 71 countries.

The following table provides revenue data by geographical region for the nine months ended September 30, 2009 and 2008:

	Percentage of Revenues
	Nine-Months Ended September 30,
Region	2009	2008
North America	48%	68%
Europe	24	18
Asia/Pacific	21	11
Other	7	3

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2009 and 2008, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2009		2008
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$17,937	100%	$38,209	100%	$(20,272)	(53)%
Cost of revenues	7,460	42	13,396	35	(5,936)	(44)

Gross profit	10,477	58	24,813	65	(14,336)	(58)
Operating expenses
Sales and marketing	8,743	49	13,911	36	(5,168)	(37)
Research and development	1,564	9	1,992	5	(428)	(21)
General and administrative	3,511	20	3,983	10	(472)	(12)

Total operating expenses	13,818	77	19,886	52	(6,068)	(31)

(Loss) income from operations	(3,341)	(19)	4,927	13	(8,268)	(168)
Interest income, net	83	1	549	1	(466)	(85)
Other income (expense), net	371	2	(425)	(1)	796	(187)

(Loss) income before (benefit) provision for income taxes	(2,887)	(16)	5,051	13	(7,938)	(157)
(Benefit) provision for income taxes	(972)	(5)	1,888	5	(2,860)	(151)

Net (loss) income	$(1,915)	(11)	$3,163	8%	$(5,078)	(161)%

Revenues

Revenues in the three months ended September 30, 2009 decreased from the three months ended September 30, 2008 by $20.3 million, or 53%. The decrease was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Product sales in North America	$7,470	$24,152	$(16,682)	(69)%
Product sales outside North America	6,209	10,015	(3,806)	(38)
Global Parts, accessories and service sales	4,258	4,042	216	5

Total Revenues	$17,937	$38,209	$(20,272)	(53)%

•

Revenues from the sale of products in North America decreased by approximately $16.7 million, or 69%, from the 2008 period, primarily due to a decrease in the number of product units sold which we attribute to adverse general business conditions. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the third quarter of 2009, credit was more difficult to obtain and our potential customers were not as able to expand their practices or commit to purchasing equipment from us as compared to the third quarter of 2008. Additionally, we believe that due to the uncertain and adverse business conditions, some of our customers and potential customers anticipated a decline in the number of patients seeking discretionary aesthetic laser treatments and therefore, decided not to purchase during the quarter. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected.

•

Revenues from sales of products outside of North America decreased by approximately $3.8 million, or 38%, from the 2008 period, due to a decrease in the number of units sold by our Asia distributors and our European subsidiaries which we attribute to the adverse global business conditions. This decrease was partially offset by an increase in product units sold at our subsidiaries in Asia, including our recently established subsidiary in Korea.

•

Revenues from the global sale of parts, accessories and services increased $0.2 million, or 5%, from the 2008 period, which includes an increase in revenues generated from the sale of our service contracts.

Cost of Revenues

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Cost of revenues (in thousands)	$7,460	$13,396	$(5,936)	(44)%
Cost of revenues (as a percentage of total revenues)	42%	35%

The decrease in the cost of revenues was primarily attributable to a 53% decrease in revenues for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. Our cost of revenues increased as a percentage of revenues to 42% for the three months ended September 30, 2009, from 35% for the three months ended September 30, 2008, resulting in a decrease in our gross margin of 11%, quarter over quarter. The decline in gross margin in the third quarter of 2009 as compared to the third quarter of 2008 was primarily a result of the higher percentage of laser revenue from international distribution where our products tend to have lower sales prices than in North America.

Sales and Marketing

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Sales and marketing (in thousands)	$8,743	$13,911	$(5,168)	(37)%
Sales and marketing (as a percentage of total revenues)	49%	36%

Sales and marketing expenses decreased by $5.2 million, or 37%. The decrease is primarily attributed to a $1.7 million reduction in commission expense associated with the 60% decrease in laser revenue, as well as a decrease of $2.8 million in personnel costs, travel expenses and other administrative costs associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $0.7 million, primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Although we reduced sales and marketing expenses in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, our sales and marketing expenses for the three months ended September 30, 2009 increased as a percentage of total revenues to 49% as a result of the 53% decrease in total revenues.

Research and Development

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Research and development (in thousands)	$1,564	$1,992	$(428)	(22)%
Research and development (as a percentage of total revenues)	9%	5%

Research and development expenses decreased by $0.4 million for the three months ended September 30, 2009, when compared with the three months ended September 30, 2008 due to a reduction in professional services of $0.4 million.

General and Administrative

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
General and administrative (in thousands)	$3,511	$3,983	$(472)	(12)%
General and administrative (as a percentage of total revenues)	20%	10%

General and administrative expenses decreased by $0.5 million primarily due to a decrease in legal and professional services costs of $0.3 million, a decrease in stock compensation expense of $0.3 million and a $0.5 million decrease in personnel costs, travel expenses and other administrative costs related to the reduction in workforce. The overall decrease was partially offset by an increase to bad debt expense of $0.6 million.

Interest Income, net and Other Income (Expense), net

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Interest income, net (in thousands)	$83	$549	$(466)	(85)%
Other income (expense), net (in thousands)	$371	$(425)	$796	(187)%

The decrease in interest income is primarily due to investing in securities that carry less risk as opposed to a maximum return from the three month period ending September 30, 2009; as compared to the three month period ended September 30, 2008. The increase in other income and (expense), net is primarily a result of net foreign currency remeasurement gains in the third quarter of 2009 compared to net foreign currency remeasurement losses in the third quarter of 2008, as well as a $51,000 net recovery on auction rate securities, or ARS.

(Benefit) Provision for Income Taxes

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
(Benefit) provision for income taxes (in thousands)	$(972)	$1,888	$(2,860)	(151)%
(Benefit) provision as a % of income before (benefit) provision for income taxes	(34)%	37%

For the three months ended September 30, 2009, we recorded a pre-tax book loss and a benefit for income taxes as compared to pre-tax book income and a provision for income taxes for the three months ended September 30, 2008. The effective tax rates for the three months ended September 30, 2009 and 2008 were 34% and 37%, respectively. The decrease in the benefit as a percentage of income before benefit for income taxes is primarily due to changes in the jurisdictional mix of earnings and the impact of the R&D credit included in the three months ended September 30, 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2009 and 2008, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,
	2009		2008
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues	$53,566	100%	$114,167	100%	$(60,601)	(53)%
Cost of revenues	21,997	41	38,645	34	(16,648)	(43)

Gross profit	31,569	59	75,522	66	(43,953)	(58)
Operating expenses
Sales and marketing	29,696	55	41,190	36	(11,494)	(28)
Research and development	5,001	9	5,606	5	(605)	(11)
General and administrative	11,440	21	11,108	10	332	3

Total operating expenses	46,137	86	57,904	51	(11,767)	(20)

(Loss) income from operations	(14,568)	(27)	17,618	15	(32,187)	(183)
Interest income, net	454	1	1,977	2	(1,523)	(77)
Other income, net	705	1	9	—	696	7,733

(Loss) income before (benefit) provision for income taxes	(13,409)	(25)	19,604	17	(33,013)	(168)
(Benefit) provision for income taxes	(5,149)	(10)	6,912	6	(12,061)	(174)

Net (loss) income	$(8,260)	(15)%	$12,692	11%	$(20,952)	(165)%

Revenues

Revenues in the nine months ended September 30, 2009 decreased from revenues in the nine months ended September 30, 2008 by $60.6 million, or 53%. The decrease in revenues was attributable to a number of factors (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
Product sales in North America	$21,814	$72,220	$(50,406)	(70)%
Product sales outside North America	19,259	29,886	(10,627)	(36)
Global Parts, accessories and service sales	12,493	12,061	432	4

Total Revenues	$53,566	$114,167	$(60,601)	(53)%

•

Revenues from the sale of products in North America decreased by approximately $50.4 million, or 70%, from the 2008 period, primarily due to a decrease in the number of product units sold. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the nine months ended September 30, 2009, credit was more difficult to obtain and our potential customers were not as able to expand their practices or commit to purchasing equipment from us as compared to the nine months ended September 30, 2008. Additionally, we believe that due to the uncertain and adverse business conditions, some of our customers and potential customers anticipated a decline in the number of patients seeking discretionary aesthetic laser treatments and therefore, decided not to purchase during the quarter. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected.

•	Revenues from sales of products outside of North America decreased by approximately $10.6 million, or 36%, over the 2008 period, due to a decrease in the number of units sold.

•

Revenues from the global sale of parts, accessories and services increased by approximately $0.4 million, or 4%, over the 2008 period, primarily due to an increase in revenues generated from the sale of our service contracts, offset by a decrease in revenue sharing generated by our European subsidiaries.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
Cost of revenues (in thousands)	$21,997	$38,645	$(16,648)	(43)%
Cost of revenues (as a percentage of total revenues)	41%	34%

The decrease in the cost of revenues was primarily attributable to a 53% decrease in revenues for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. Our cost of revenues increased as a percentage of revenues to 41% for the nine months ended September 30, 2009, from 34% for the nine months ended September 30, 2008, resulting in a decrease in our gross margin of 11%, period over period. The decline in gross margin in the 2009 period as compared to the 2008 period was primarily a result of the higher percentage of laser revenue from international distribution where the company’s products tend to have lower sales prices than North America.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
Sales and marketing (in thousands)	$29,696	$41,190	$(11,494)	(28)%
Sales and marketing (as a percentage of total revenues)	55%	36%

Sales and marketing expenses decreased by $11.5 million, or 28%. The decrease is primarily attributed to a $4.8 million reduction in commission expense associated with the 60% decrease in laser revenue, as well as a decrease of $5.2 million in personnel costs, travel expenses and other administrative costs associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $1.5 million, primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Although we reduced sales and marketing expenses in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, our sales and marketing expenses for the nine months ended September 30, 2009 increased as a percentage of total revenues to 55% as a result of the 53% decrease in total revenues.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
Research and development (in thousands)	$5,001	$5,606	$(605)	(11)%
Research and development (as a percentage of total revenues)	9%	5%

Research and development expenses decreased by $0.6 million for the nine months ended September 30, 2009, when compared with the nine months ended September 30, 2008 due to a reduction in professional services of $0.4 million and a reduction in personnel and other travel related expenses of $0.2 million associated with the overall reduction of our workforce.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
General and administrative (in thousands)	$11,440	$11,108	$332	3%
General and administrative (as a percentage of total revenues)	21%	10%

General and administrative expenses increased by $0.3 million primarily due to an increase in bad debt expense of $1.5 million and an increase in legal and professional services costs of $0.3 million. The overall increase was partially offset by a $1.2 million reduction in personnel costs, travel related expenses and other administrative costs associated with the overall reduction of our workforce as well as reduced stock compensation expense of $0.3 million.

Interest Income, net and Other Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
Interest income, net (in thousands)	$454	$1,977	$(1,523)	(77)%
Other income, net (in thousands)	$705	$9	$696	7733%

The decrease in interest income is primarily due to investing in securities that carry less risk as opposed to a maximum return from the nine month period ending September 30, 2009; as compared to the nine month period ended September 30, 2008. The increase in other income is primarily a result of more net foreign currency remeasurement gains in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2009	2008
(Benefit) provision for income taxes (in thousands)	$(5,149)	$6,912	$12,061	175%
(Benefit) provision as a % of income before (benefit) provision for income taxes	(38)%	35%

For the nine months ended September 30, 2009, we recorded a pre-tax book loss and a benefit for income taxes as compared to pre-tax book income and a provision for income taxes for the nine months ended September 30, 2008. The effective tax rates for the nine months ended September 30, 2009 and 2008 were 38% and 35%, respectively. The increase in the benefit as a percentage of income before benefit for income taxes is primarily due to changes in the jurisdictional mix of earnings and the impact of the R&D credit included in the nine months ended September 30, 2009.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our short and long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At September 30, 2009, our cash, cash equivalents, short and long-term marketable securities, short-term investments and related financial instruments were $90.5 million. Our cash and cash equivalents of $47.5 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of investments in money market funds with commercial banks and financial institutions backed by U.S. treasuries or government obligations. Our short and long-term marketable securities of $24.5 million consist of investments in various state and municipal government obligations, bonds and corporate and U.S. government agencies and treasuries, all of which mature by May 31, 2011. Our short-term investments and related financial instruments, which include ARS with a fair market value of $16.9 and a related Right with a fair market value of $1.7 million, consist primarily of tax exempt certificates with an auction reset feature, with underlying assets consisting generally of student loans, substantially backed by the federal government.

In February 2008, auctions began to fail for auction rate securities and each auction since then has failed, with one exception. During the year ended December 31, 2008, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $8.2 million. During the nine months ended September 30, 2009, we received an additional $2.5 million in cash proceeds related to certain investments in ARS that were successfully called at full par value.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc., or UBS. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights; therefore, we have reclassified our ARS and associated Rights to short-term investments and other related financial instruments as of September 30, 2009. These Rights are nontransferable securities registered with the Securities and Exchange Commission, or the SEC. As a result of accepting the Rights, we have released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS’s marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

During the fourth quarter of 2008, we transferred the ARS investments, at their fair value of $16.8 million, from available-for-sale to trading marketable securities, as elected under the Debt and Equity Securities Topic ASC 320. We recognized an other-than-temporary impairment charge of approximately $4.3 million, which is based on the $16.8 million fair value of the ARS using a discounted cash flow methodology. We recorded the $4.3 million charge in other income (expense) in the consolidated statement of operations for the year ended December 31, 2008, for the amount of unrealized loss not previously recognized in earnings. Upon acceptance of the Rights, on November 3, 2008, we elected to measure the Rights under the provisions of the Fair Value Option Topic ASC 825 and to recognize future changes in the fair value of the Rights as they occur in operations in order to offset the fair value movements of the ARS, which would create accounting symmetry with changes in the fair value of the ARS. As of December 31, 2008, we recorded approximately $4.3 million as the fair value of the Rights, using a discounted cash flow methodology and classified the Rights as long-term investments and related financial instruments on the consolidated balance sheet, with a corresponding credit to other income (expense) in the consolidated statement of operations for the year ended December 31, 2008. As a result of the illiquidity in the market for ARS investments, we have estimated the fair value of our ARS and the Rights using a Level 3 valuation methodology. During the nine months ended September 30, 2009, we recorded a loss in the fair value of the Rights of $2.6 million in loss on investment and recorded an offsetting gain of $2.6 million for the value of the ARS within other income (expense) in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

Based on our expectations for future operating cash flows and our other sources of cash, we do not anticipate the current lack of short-term liquidity on these investments will affect our ability to execute our current business plan.

The disruptions in the financial and credit markets over the past 12 months have also reduced access to cash by our customers and potential customers. If the capital spending of our customers or potential customers continues to decrease, demand for our products would likely be adversely affected and our revenue will continue to decline. Challenging economic and credit conditions also may impair the ability of our customers to pay for our products and services for which they have contracted. While we continue to complete appropriate credit reviews of our customers prior to shipment of product and revenue recognition, we may be required to write off accounts receivable that become uncollectible.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Due to certain capital expenditures incurred during the year ended December 31, 2008, including the expansion of our corporate headquarters facility and the implementation of a new financial software system, we expect that capital expenditures during the 12 months ending December 31, 2009 will be less than our capital expenditures during the 12 months ended December 31, 2008. During the nine months ended September 30, 2009 and 2008, respectively, we transferred $5.4 million and $3.1 million of demonstration equipment to fixed assets.

On July 28, 2009, we announced that our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions. During the three months ended September 30, 2009, we did not repurchase any common stock under this program.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2009. This resulted primarily from net loss for the period of $8.3 million, decreased by approximately $9.1 million in depreciation and amortization and stock-based compensation expense and decreased by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $4.4 million principally related to a decrease in accounts receivable of $10.5 million due to increased collection efforts and reduced sales. This was offset by an increase in prepaid expenses and other assets related to our tax benefit position, and a decrease in amounts due to related party, accrued expenses and accounts payable. Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2009, which consisted primarily of the net proceeds of $2.8 million from the sale and maturities of marketable securities, offset by purchases of marketable securities, and partially offset by $0.6 million used for fixed asset purchases. Net cash used in financing activities during the nine months ended September 30, 2009 was $0.3 million, principally relating to payments on capital lease obligations.

Net cash provided by operating activities was $7.5 million for the nine months ended September 30, 2008. This resulted primarily from net income for the period of $12.7 million, increased by approximately $8.8 million in depreciation and amortization and stock-based compensation expense and increased by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $14.2 million principally related to an increase in accounts receivable due to an increase in sales, particularly in the last month of the quarter as the result of our introduction of the Smartlipo MPX systems, and an increase in inventory for anticipated future sales, offset by an increase in accounts payable and deferred revenue. Net cash provided by investing activities was $1.7 million for the nine months ended September 30, 2008, which consisted primarily of the net proceeds of $3.4 million from the sales and maturities of marketable securities, offset by purchases of marketable securities, and partially offset by $1.8 million used for fixed asset purchases. Net cash provided by financing activities during the nine months ended September 30, 2008 was $2.8 million, principally relating to proceeds from stock option exercises and related tax benefits.

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

A further discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no other material changes to our critical accounting policies as of September 30, 2009.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, some of which are auction rate securities, US government sponsored agency notes and treasuries, and corporate bonds. The securities, other than money market funds and auction rate securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments, other than auction rate securities, mature by May 31, 2011. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	September 30, 2009	2009	2010	2011
Investments (at fair value)	$24,459	$5,032	$17,422	$2,005

Weighted average interest rate	0.86%	1.08%	0.80%	0.79%

We hold investments in auction rate securities with underlying assets that generally consist of student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. During the nine months ended September 30, 2009, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $2.5 million.

During the nine months ended September 30, 2009, we adjusted the carrying amount of our ARS to estimated fair market value in accordance with the Fair Value Measurements Topic ASC 820. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in the portfolio, we may incur further other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As discussed further in “Liquidity and Capital Resources” above, in November 2008 we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc., or UBS, which permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 and July 2, 2012. Associated with the Rights, we classified $16.8 million of our ARS from available-for-sale securities to trading securities as of December 31, 2008. For the nine month period ended September 30, 2009, we measured the value of the ARS under ASC 820 at $16.9 million and we recognized a recovery of $2.6 million in gain on investment. We measured the value of the Rights under ASC 825 and recorded an offsetting loss of $2.6 million within other income (expense) in the statement of operations for the nine month period ended September 30, 2009. We expect that the future changes in the fair value of the ARS will be mostly offset by the fair value movements in the related Rights.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 36% of our total international revenues during the nine months ended September 30, 2009. Substantially all of the remaining 64% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc., or CoolTouch, for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Our complaint alleges that CoolTouch’s “CoolLipo” infringes on the 873 patent and seeks damages and injunctive relief. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the 873 patent is not infringed and is invalid On March 3, 2009, we announced that the U.S. District Court for the District of Massachusetts had issued a favorable set of rulings in a Markman hearing in our patent infringement lawsuit against CoolTouch. The lawsuit alleges that CoolTouch’s 1320 nm CoolLipo™ laser system infringes on the 873 patent, which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by the company’s largest shareholder, El.En. S.p.A. We are vigorously prosecuting our claims against CoolTouch.

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

As of September 30, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Cynosure, Inc.
(Registrant)

Date: November 5, 2009	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: November 5, 2009	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002