Form 10-K
period 2009-12-31
CYNOSURE INC
filed 2010-03-12
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2009: $74,756,894.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 8, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,774,991
Class B Common Stock, $0.001 par value	2,939,161

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	the Elite product line for hair removal, treatment of facial and leg veins and pigmentations;

•	the Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	the Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Cynergy product line for the treatment of vascular lesions;

•	the Accolade product line for the removal of benign pigmented lesions, including pigmented lesions as well as multi-colored tattoos; and

•	the TriActive product line for the temporary reduction of the appearance of cellulite.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China and Japan and through international distributors in 71 other countries. As of December 31, 2009, we had sold more than 9,600 aesthetic treatment systems worldwide. See Note 6 to our Consolidated Financial Statements for revenue, net asset and long-lived asset information by geographic region.

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

Industry

Aesthetic Market Opportunity

In 2009, Global Business Intelligence, an independent industry research and analysis company, reported that the aesthetic laser and energy devices market declined 40% in 2009 as compared to 2008, as the market was significantly impacted by the overall economic downturn. Global Business Intelligence also predicts that the U.S. medical aesthetic devices market is forecasted to reach $1.7 billion in 2016.

Key factors affecting growth rates in the markets for aesthetic treatment procedures and aesthetic laser equipment include:

•	improvements in overall economic conditions and an expanding physician base;

•	the aging population of industrialized countries and the amount of discretionary income of the “baby boomer” demographic segment;

•	the desire of many individuals to improve their appearance;

•	the development of technology that allows for safe and effective aesthetic treatment procedures as well as advances in treatable conditions;

•

the impact of managed care and reimbursement on physician economics, which has motivated physicians to establish or seek to expand their elective aesthetic practices with procedures that are paid for directly by patients; and

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

Our Solution

We offer tailored customer solutions to address the market for non-invasive light-based aesthetic treatment applications, including hair removal, treatment of vascular lesions, skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, temporary reduction of the appearance of cellulite, treatment of wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation. We also offer products for a minimally invasive procedure for LaserBodySculpting for the removal of unwanted fat. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and medi-spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance. As of December 31, 2009, we had sold more than 9,600 aesthetic treatment systems worldwide.

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

Energy Source	Type of Light/Wavelength	Principal Applications
Pulse Dye Laser	Visible light (Yellow)(585/595 nm)	Vascular lesions, including shallow and deep lesions

Alexandrite Laser	Near infrared invisible light (755 nm)	Hair removal, particularly for light skin types

Diode Laser	Near infrared invisible light (805/940/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite

Nd:Yag Laser	Near infrared invisible light (1064 nm)	Hair removal, particularly for medium and dark skin types Vascular lesions, particularly deep lesions

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types Vascular lesions, particularly shallow lesions and pigmented lesions Temporary reduction in the appearance of cellulite

Multiple Energy Source Workstations	Multiple	Multiple
(incorporating two or more energy sources)

•

Expansive Portfolio of Aesthetic Treatment Systems. We offer a variety of individual workstations tailored to specific high volume cosmetic applications to enable our customers to select the aesthetic treatment system best suited to their practice, business or clinical need. Our product portfolio includes single energy source systems as well as workstations that incorporate two or more different types of lasers or light-based technologies. By offering multiple technologies and system alternatives at a variety of price points, we seek to provide customers with tailored solutions that meet the specific needs of their practices while providing significant flexibility in their level of investment.

•

Upgrade Paths Within Product Families. We design our products to facilitate upgrading within product families. These upgrade paths provide our customers with the opportunity to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices.

•

Global Presence. We have offered our products in international markets for over 18 years, with approximately 54% of our revenue generated from product sales outside of North America in 2009. We target international markets through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China and Japan and through international distributors in 71 other countries.

•

Strong Reputation Established Over 18-Year History. We have been in the business of developing and marketing aesthetic treatment systems for over 18 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

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

•

Launch Innovative New Products and Technologies into High-Growth Aesthetic Applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 19 new products. In 2009, we introduced five new products or enhancements to our products. In March 2009, we launched the Elite MPX system, a multi-wavelength workstation that combines vascular treatment, hair removal and skin rejuvenation in a single system. Also in March 2009, we introduced SmartSense with ThermaGuide and ThermaView, our proprietary intelligent delivery systems for our Smartlipo laser lipolysis workstations. In May 2009, we introduced the Smartlipo MPX 46-watt system, adding an additional wavelength and increased power to the first generation Smartlipo platform. In September 2009, we introduced the Performa CO2 to the international markets offering micro ablative CO2 skin resurfacing and collagen rejuvenation in a single laser device. In October 2009, we introduced Smartlipo Triplex, an upgrade to the Smartlipo MPX workstation, adding a third wavelength that can be combined to deliver high-powered fat absorption and tissue tightening through tissue coagulation.

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 22 field service engineers in North America and 30 international field service engineers working directly for us or our international distributors. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

•

Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products.

Many of our existing traditional and non-traditional customers may be purchasers of additional aesthetic treatment systems to address increasing treatment volumes or new treatment applications. We also expect that customers purchasing our new modular products will be candidates for technology upgrades to enhance the capabilities of their systems. In addition, two of our flagship products, our Affirm and Smartlipo systems, contain consumable parts and we generate additional revenue on sales of these consumable parts to our existing customers. As we continue to grow our service organization, we are seeking to increase the percentage of our customers that enters into service contracts, which would provide additional recurring customer revenue.

Products

We offer a broad portfolio of aesthetic treatment systems that address a wide variety of applications.

The following table provides information concerning our flagship products and their applications. We use the flagship designation for our products that are our leading products for a particular application.

Application
	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Pigmented Lesions	Temporary Reduction of Appearance of Cellulite	Acne	Tattoo Removal	Anti- Aging	LaserBody Sculpting and Removal of Unwanted Fat
Flagship Product:
Elite / Elite MPX	Flagship	X	X	X
Smartlipo(2)/Smartlipo MPX		X	X	X				X	Flagship
Affirm / SmartSkin								Flagship
Cynergy		Flagship	X	X		X
Accolade				Flagship			X
TriActive LaserDermology(2)					Flagship

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance.
(2)	We distribute the TriActive LaserDermology and Smartlipo systems in North America pursuant to a distribution agreement with El.En S.p.A, which we refer to as El.En. We distribute the Smartlipo MPX systems internationally pursuant to a distribution agreement with El.En.

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

Two of our flagship products, our Affirm and Smartlipo systems, contain consumable parts. The Affirm system contains a highly durable micro lens array tip, which delivers the laser energy employed that can treat an average of ten treatment areas. We currently offer three different micro lens array tips, which cover a variety of treatment areas. The Smartlipo systems contain a consumable laser fiber that delivers the laser energy directly to subcutaneous fat cells-causing them to rupture.

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

Applications

Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation. Practitioners also use our products to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. The applications of our products are described below.

Hair Removal. In a typical laser or pulsed light hair removal treatment the practitioner selects appropriate laser or pulsed light parameters based on the patient’s skin and hair types and pre-cools the treatment area. Next, the practitioner applies the handpiece to the target area and delivers laser or pulsed light energy to the target melanin pigment of the hair follicle, destroying the hair follicle without harming the surrounding skin. Our Elite workstation is our flagship product for hair removal. In March 2009, we launched the Elite MPX system, a multi-wavelength workstation that combines vascular treatment, hair removal and skin rejuvenation in a single system. The workstation features a built-in Zimmer SmartCool® skin cooling system which is integrated into a single compact model saving office space and reducing treatment time. Our Elite MPX and Apogee Elite products include two energy sources in one laser system; an Alexandrite laser, which is best suited for patients with light skin types, and an Nd:Yag laser, which is best suited for hair removal for patients with medium and dark skin types or tanned skin. The practitioner can switch between these two energy sources simply by pushing a button on the system console. Our Elite MPX allows the practitioner to blend the two energy sources for a customized treatment protocol. The Apogee 5500 and Acclaim 7000 systems can also be used for hair removal.

LaserBodySculpting for the Removal of Unwanted Fat. The Smartlipo system was the first laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. The Smartlipo LaserBodySculpting(SM) procedure enables aesthetic surgeons to remove localized deposits of fat. The Smartlipo LaserBodySculpting procedure is performed by inserting a small cannula, or metal tube, containing a laser fiber and placing it under the skin in direct contact with the treatment area. The laser’s energy causes the fat cells to rupture and melt. In addition, the laser’s energy promotes collagen shrinkage and causes a tissue tightening effect. LaserBodySculpting is a minimally invasive procedure; therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures. Since we launched the

Smartlipo system in 2006, we have enhanced the product by increasing the energy levels from 6 watts to 18 watts therefore increasing the speed of the procedure. In 2008, we introduced Smartlipo MPX, which added a second wavelength in a new platform and includes our patented MultiPlex technology that enables the energy from two lasers to be blended. In March 2009, we introduced SmartSense with ThermaGuide and ThermaView, our proprietary intelligent delivery systems for our Smartlipo laser lipolysis workstations. In October 2009, we introduced Smartlipo Triplex which added a third wavelength to the system.

Anti-Aging. We believe the marketplace has moved to a less invasive approach toward treating the indications of anti-aging, including wrinkle reduction, pigmentation, redness and overall skin rejuvenation. Anti-aging treatments were historically performed by physicians who could only target one condition and one skin layer during each treatment. Previously, patients often faced longer, more painful procedures that penetrated deep into the dermal layers and could potentially damage healthy skin.

Our Affirm and SmartSkin workstations provide a non-ablative and micro-ablative treatment approach for wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation. The Affirm system was the first non ablative micro-rejuvenation system, which included our patent pending mid-infrared Combined Apex Pulse(TM), or CAP, delivery system and Xenon Pulsed Light, or XPL, technology in one system. Our proprietary CAP technology stimulates collagen production throughout the entire treatment area. It remodels collagen through the papillary dermis to promote collagen production and skin tightening through precise thermal manipulation of the epidermal and dermal tissue. The laser energy is delivered through a durable and disposable tip that can treat an average of ten treatment areas. The XPL portion of the system effectively eradicates dyschromia, a common condition associated with aging skin. The XPL provides enhanced outcomes by targeting superficial pigments, veins and the blush of rosacea associated with sun damaged skin. Our SmartSkin micro-ablative workstation includes a proprietary scanning delivery system that combines ablative CO2 resurfacing and rejuvenation in a single laser system. The SmartSkin system offers a range of settings that enable physicians to customize the treatment based on the aesthetic goals and downtime expectations of the individual patient.

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

Our Cynergy system is used for the treatment of vascular lesions. The Cynergy system combines a pulse dye laser, which is best suited for treating shallow vascular lesions, such as port wine birthmarks, facial veins and rosacea, and an Nd:Yag laser, which is best suited for treating large or deep veins, such as leg veins. The practitioner can switch between these two energy sources simply by pressing a button on the system console. The Cynergy system also includes our patented MultiPlex technology that enables the energy from the two lasers to be blended during delivery by quickly following a pulse of energy from the pulse dye laser with a pulse of energy from the Nd:Yag laser. Clinical studies that we have conducted have shown that Multiplex delivery allows for more efficient treatment of vascular lesions by reducing the amount of laser energy required and allowing the laser energy to penetrate deeper into the target area.

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

Each of our Elite, Acclaim 7000, and Cynergy systems can be used for skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions.

In February 2008, we introduced our Accolade system, which is our flagship solution for the removal of pigmented lesions. The Accolade is a high powered 755 nm, Q-switched Alexandrite laser. The combination of various spot sizes and the laser’s high repetition rates allow for rapid treatment. The target markets for the Accolade include Korea, China and Japan, where dermal lesions such as Nevus of Ota and Nevus of Ito are common.

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

We target potential customers through office visits, trade shows and trade journals. We also conduct clinical workshops and webinars featuring recognized expert panelists and opinion leaders to promote existing and new treatment techniques using our products. We believe that these workshops and webinars enhance customer loyalty and provide us with new sales opportunities. We also use direct mail programs to target specific segments of the market that we seek to access, such as members of medical societies and attendees at meetings sponsored by medical societies or associations. In addition, we maintain a public relations program that has resulted in sales opportunities based on our products being featured in several popular publications around the world.

We do not provide financing to our customers to purchase our products. If a potential customer requests financing, we refer the customer to third party financing sources.

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China and Japan and through independent distributors in 71 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in the United Kingdom, France, Germany, Spain, Korea, China, Japan, and Mexico. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. Currently, we have written distribution agreements with 26 of our 28 third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 22 field service engineers. Outside of North America, our sales and service subsidiaries and our trained distributors employ 30 field service engineers.

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

Research and Development

Our research and development team consists of 31 employees, including three physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to innovate and develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991. From time to time, we may enter into collaborative research and development agreements to enhance our technology and develop new products.

Our research and development expenses were approximately $6.7 million in 2009, $7.5 million in 2008 and $6.8 million in 2007. We expect our research and development expenditures to increase in absolute dollars, but decrease as a percent of revenues in 2010.

Manufacturing and Raw Materials

We manufacture all of our products, other than the Smartlipo, SmartSkin, Performa and TriActive systems, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software.

We design our products, including our Elite, Affirm, Accolade and Cynergy product families, so that they are built in a modular fashion using fewer components. This approach enables us to manufacture our products more efficiently.

We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Elite, Affirm, Accolade and Cynergy product families. We also depend exclusively on sole source suppliers for Alexandrite rods, which we use in the manufacturing of our Elite products, and for our SmartCool treatment cooling systems.

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

El.En. Commercial Relationship

The Smartlipo systems and SmartSkin, Performa and TriActive LaserDermology products sold by us were developed, and associated intellectual property rights are owned by El.En. El.En. manufactures, and we distribute, these products pursuant to distribution agreements between us and El.En. These agreements provide us with exclusive distribution rights in the United States and Canada for the single wavelength Smartlipo systems, SmartSkin and TriActive LaserDermology. These agreements also provide us with exclusive distribution rights worldwide for the Smartlipo MPX and Triplex systems and distribution rights outside the United States and Canada for the Performa system. The transfer prices for products that we currently distribute under the agreements are specified in the agreement; however, they may be changed by El.En. at its discretion upon 30 days’ notice.

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

The distribution agreement for the Smartlipo systems expires in 2014. The distribution agreement for the Smartlipo MPX and Triplex systems expires in 2016. The distribution agreement relating to the TriActive LaserDermology system will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of any subsequent renewal term. We or El.En.

may terminate the distribution agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the distribution agreement for the Smartlipo systems and TriActive LaserDermology if we do not meet annual minimum purchase obligations specified in the agreements.

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

As of December 31, 2009, we owned a total of 31 United States patents, as well as foreign counterparts to 16 of these patents. Our patent portfolio includes patents and patent applications with claims directed to:

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

In 2006, we entered into a patent cross-license agreement with Palomar Medical Technologies, Inc., which we refer to as Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products for certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In connection with this agreement, we agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for sales of hair removal products ranges from 3.75% to 7.5% of net sales beginning October 1, 2006, depending upon product configuration and the number of energy sources. Our revenues from systems that do not include hair removal capabilities and revenues from service are not subject to any past or future royalties under this agreement.

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Cynosure®, Apogee®, Apogee Elite®, Affirm® and SmartCool® marks, among others, in the United States. Our other trademarks include Affinity™, Acclaim™, Cynergy™, Smartlipo®, SmartSense® and Triplex™. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the TriActive® and Smartlipo® mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Competition

Our industry is subject to intense competition. Our products compete against laser and other light-based products offered by public companies, such as Syneron Medical Ltd., Cutera, Inc., Palomar Medical Technologies,Inc. and Solta Medical, Inc., as well as several smaller specialized private companies, such as Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

Employees

As of December 31, 2009, we had 255 employees, including 98 employees in sales and marketing functions, 31 employees in research, development and engineering functions, 84 employees in manufacturing and service functions and 42 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

ITEM 1A.	Risk Factors.

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We have a history of net losses, and we may not regain profitability.

Although we were profitable in 2005, 2007 and 2008, we incurred net losses of approximately $22.8 million in 2009 and $0.7 million in 2006. During the fourth quarter of 2008, due to the decrease in our revenue, we began to reduce our worldwide headcount, and as of December 31, 2009 have reduced it by approximately 25% from the third quarter of 2008. We also decreased spending on various programs and implemented general cost-control initiatives intended to reduce our 2009 operating expenses. During 2009, we reduced our operating expenses by $18.1 million, or 23%. We may not be able to regain or realize profitability on a quarterly or annual basis. If we are unable to regain profitability, the market value of our stock may decline, and you could lose all or a part of your investment.

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

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and economic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates and consumer confidence. Because consumer demand has dramatically decreased since the fourth quarter of 2008, practitioners’ demand for our products has also decreased, and we expect that it will continue to do so. Decreased demand for aesthetic procedures and for our products has had, and is likely to continue to have, an adverse effect on our operating results.

We may be exposed to credit risk of customers that have been adversely affected by weakened markets.

Due to adverse general business conditions, lack of available credit or favorable terms, the creditworthiness of our customers and potential customers may deteriorate over time, which may cause them to cancel or delay their purchase of our products. In addition, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers and potential customers. A significant delay in the collection of funds or a reduction of funds collected may impact our liquidity or result in bad debts.

Our competition may prevent us from achieving further market penetration or improving operating results.

Competition in the aesthetic laser industry is intense. Our products compete against products offered by public companies, such as Syneron Medical Ltd., Cutera, Inc., Palomar Medical Technologies, Inc., and Solta Medical, Inc., as well as several smaller specialized private companies, such as Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

We use Alexandrite rods to manufacture the lasers for our Elite products. We depend exclusively on Northrop Grumman SYNOPTICS to supply Alexandrite rods to us, and we are aware of no alternative supplier meeting our quality standards. We offer our SmartCool(R) treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. Both Alexandrite lasers and our SmartCool systems are important to our business.

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

Many of the components and subassemblies that comprise our aesthetic treatment systems are currently manufactured for us by a limited number of suppliers. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, Affirm and Accolade product families. We do not have long-term contracts with any of these third parties, including the third party supplier that assembles many of our components and subassemblies, for the supply of parts or services. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly and testing services, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results.

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

If our new products do not gain market acceptance, our revenues and operating results could suffer, and our newer generation product sales could cause earlier generation product sales to suffer.

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

As we introduce new technologies to the market, our earlier generation product sales could suffer, which may result in write-offs of those earlier generation products. For example, in 2009, we recorded a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted, in part, from customers adopting our newer generation products more quickly than we anticipated, coupled with the downturn in the overall aesthetic laser market.

If demand for our aesthetic treatment systems by non-traditional physician customers and spas does not increase, our revenues will suffer and our business will be harmed.

The percentage of revenues from non-traditional physician customers and spa purchasers of our products increased significantly from 2005 to 2009. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will continue to suffer and our business will be harmed.

We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in 78 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 54%, 34% and 36% of our revenues from sales outside North America for the years ended December 31, 2009, 2008 and 2007, respectively. Our gross margin for 2009 declined from 2008, primarily as a result of the higher percentage of laser revenue from international markets where our products tend to have lower average selling prices than in North America.

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

We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 35% of our total 2009 revenues outside of North America. Substantially all of the remaining 65% of our total 2009 revenues outside of North America were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we report our financial position and results of operations in U.S. dollars, our reported results of operations may be adversely affected by changes in the exchange rate between these currencies and the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, France, Spain the United Kingdom, Germany, Korea, China and Japan, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 16% of our product revenue in 2009, 16% of our product revenue in 2008 and 17% of our product revenue in 2007. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 26 of our 28 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle. We have made and expect to continue making significant investments in research and development and related product opportunities.

Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

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

Under the federal Telephone Consumer Protection Act, or TCPA, recipients of unsolicited facsimile “advertisements” may be entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Recipients of unsolicited facsimile advertisements may seek enforcement of the TCPA in state courts. The TCPA also permits states to initiate a civil action in a federal district court to enforce the TCPA against a party who engages in a pattern or practice of violations of the TCPA. In addition, complaints may be filed with the Federal Communications Commission, which has the power to assess penalties against parties for violations of the TCPA. In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed on numerous factual and legal grounds. The Court held a hearing on the plaintiff’s class certification motion on June 17, 2008, but no decision on the motion has been rendered. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and we cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The court denied the insurer’s motion on May 13, 2009. On January 7, 2010, the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend us against the putative class claims and to indemnify us for any single damages, attorneys’ fees or costs. Per agreement of the parties, we were awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment on January 27, 2010. The insurer’s appeal is currently pending before the U.S. First Circuit Court of Appeals.

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

Due to our current inability to sell certain of our Auction Rate Securities, the securities may experience temporary decline in value, and funds associated with the securities may be inaccessible until liquidated, resulting in an adverse impact to our income and results of operations.

Our short-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. During the years ended December 31, 2009 and 2008, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $2.7 million and $8.2 million, respectively. To date, during the first quarter of 2010, we received an additional $1.9 million in cash proceeds related to certain investments in ARS that were successfully called at full par value.

While the auction failures will limit our ability to liquidate these investments, we believe that the ARS failures will not have an impact on our ability to fund ongoing operations and growth initiatives. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments.

As of December 31, 2009 and 2008, we held $18.5 million and $21.1 million, respectively, at par value, of auction rate securities investments. The auction rate securities are managed by UBS. On November 3, 2008, we agreed to accept the Rights from UBS. The Rights permit us to sell, or put, our ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our ARS Rights and put our auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights; therefore, we have reclassified our ARS and associated Rights to short-term investments and related financial instruments as of December 31, 2009. While the auction failures will limit our ability to liquidate these investments, until we exercise our Rights on June 30, 2010, we believe that the ARS failures will not have an impact on our ability to fund ongoing operations and growth initiatives.

During 2008, in accordance with the Debt and Equity Securities Topic ASC 320, we elected to transfer the ARS investments from the available-for-sale category to the trading category and account for the ARS at fair value with changes in fair value reported in earnings as they occur. We recognized an other-than-temporary impairment charge of approximately $4.3 million, which is based on the $16.8 million fair value of the ARS using a discounted cash flow methodology. We recorded the $4.3 million charge in other income (expense) in the consolidated statement of operations for the year ended December 31, 2008, for the amount of unrealized loss not previously recognized in earnings. Upon acceptance of the Rights, on November 3, 2008, we elected to measure the Rights under the provisions of the Fair Value Option Topic ASC 825 and to recognize future changes in the fair value of the Rights as they occur in operations in order to offset the fair value movements of the ARS, which would create accounting symmetry with changes in the fair value of the ARS. As of December 31, 2008, we recorded approximately $4.3 million as the fair value of the Rights, using a discounted cash flow methodology and classified the Rights as long-term investments and related financial instruments on the consolidated balance sheet, with a corresponding credit to other income (expense) in the consolidated statement of operations for the year ended December 31, 2008. During the year ended December 31, 2009, we recorded a recovery in the value of the ARS of $2.9 million and an offsetting loss of $2.9 million for the fair value of the Rights within other income (expense), net in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis until settlement.

Risks Related to Our Relationship with El.En.

El.En. has substantial control over us and could delay or prevent a change of control.

El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. El.En. owns approximately 100% of our outstanding class B common stock, which comprises 23% of our aggregate outstanding common stock. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our class A common stock and class B common stock outstanding or less than 50% of the number of shares of our class B common stock outstanding, El.En., as holder of a majority of the shares of our class B common stock, will have the right:

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our single wavelength Smartlipo systems, SmartSkin and TriActive LaserDermology products, exclusive worldwide distribution rights for our Smartlipo MPX and Triplex products and distribution rights outside the United States and Canada for the Performa system. El.En. competes with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products worldwide. Our business could be materially and adversely affected by competition from El.En.

Conflicts of interest may arise between us and El.En., and these conflicts might ultimately be resolved in a manner unfavorable to us.

For financial reporting purposes, our financial results are included in El.En.’s consolidated financial statements. Two of our directors, Andrea Cangioli and Leonardo Masotti, and the spouse of Leonardo Masotti, are also officers or directors of El.En. and certain of its subsidiaries and affiliates that compete with us in the worldwide market. These two directors own or have an interest in substantial amounts of El.En. stock. Ownership interests of our directors in El.En. stock, or service as a director of our company while at the same time serving as, or being the spouse of, a director or officer of El.En., could give rise to conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies.

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

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the United States and corresponding patents and patent applications in many foreign jurisdictions. Although we have reached a patent infringement settlement agreement with CoolTouch Inc., we do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

We lease a 67,500 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in December 2012. In addition, we lease an aggregate of approximately 34,000 square feet of space at eight other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion on June 17, 2008, but no decision on the motion has been rendered. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and we cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The court denied the insurer’s motion on May 13, 2009. On January 7, 2010, the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend us against the putative class claims and to indemnify us for any single damages, attorneys’ fees or costs. Per agreement of the parties, we were awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment on January 27, 2010. The insurer’s appeal is currently pending before the U.S. First Circuit Court of Appeals.

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc., or CoolTouch, for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Our complaint alleged that CoolTouch’s “CoolLipo” infringes on the 873 patent and sought damages and injunctive relief. The lawsuit alleged that CoolTouch’s 130nm CoolLipo TM laser system infringes on the 873 patent, which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by our largest shareholder, El.En., and licensed by us. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the 873 patent is not infringed and is invalid and also asserted counterclaims against us in the same court alleging patent infringement by us. On February 18, 2009, CoolTouch dismissed, with prejudice, its counterclaims alleging that we infringed U.S. Patent Nos. 7,217,265 and 6,451,007.

On January 14, 2010, CoolTouch agreed to a Consent Judgment that it has infringed on the 873 patent and that the patent is valid and enforceable. CoolTouch also has granted to us and El.En. a royalty free license to any patents or patent applications owned or controlled by CoolTouch related to the treatment of fat and cellulite. Under the terms of the settlement, CoolTouch will make payments representing a 9% royalty on sales of CoolLipo made prior to the agreement and a portion of our legal expenses. CoolTouch also has agreed to pay a royalty rate of 10% of future net sales for any licensed product sold strictly for lipolysis, and 7.5% of future net sales for any licensed product sold for lipolysis and at least one other aesthetic procedure.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.

Our class A common stock trades on The Nasdaq Global Market under the symbol “CYNO” The following table sets forth, for the periods indicated, the high and low sales prices of our class A common stock on The Nasdaq Global Market.

	High	Low
Fiscal Year Ended December 31, 2008
First quarter	$28.24	$17.58
Second quarter	$26.24	$19.66
Third quarter	$25.23	$17.38
Fourth quarter	$18.15	$6.64

Fiscal Year Ended December 31, 2009
First quarter	$9.70	$4.50
Second quarter	$8.70	$5.57
Third quarter	$11.85	$6.74
Fourth quarter	$12.62	$9.65

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

On March 8, 2010, the closing price per share of our class A common stock was $9.84, as reported on The Nasdaq Global Market. The number of record holders of our class A common stock as of March 8, 2010 was 11. The number of record holders of our class B common stock as of March 8, 2010 was three.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate on August 1, 2010, unless our Board of Directors discontinues it sooner. During the year ended December 31, 2009, we repurchased 3,314 shares of our common stock at an aggregate cost of approximately $32,000 and at a weighted average price of $9.75 per share under this program.

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2009—October 31, 2009	—	$—	—	$10,000,000
November 1, 2009—November 30, 2009	—	—	—	10,000,000
December 1, 2009—December 31, 2009	3,314	9.75	3,314	9,967,566

Total	3,314	$9.75	3,314	$9,967,566

We have never paid or declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

At December 31, 2009, our total cash, cash equivalents, marketable securities, short-term investments and related financial instruments balance was $92.0 million.

We did not sell any unregistered securities during the period covered by this Annual Report filed on Form 10-K.

The following graph compares cumulative total shareholder return on our class A common stock from December 9, 2005, the date our class A common stock commenced trading on the Nasdaq National Market, through December 31, 2009 with the cumulative total return for the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies Manufacturers. This graph assumes investment of $100 on December 9, 2005 in our class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies Manufacturers and assumes all dividends are reinvested. We have never paid dividends on our class A common stock and have no present plans to do so.

Name	12/09/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
NASDAQ Medical Dev/Ins/Sup Manufacturers	$100.00	$96.78	$102.01	$129.70	$69.84	$101.86
NASDAQ U.S. Index	100.00	97.65	107.26	116.34	56.07	80.58
Cynosure, Inc.	100.00	110.20	83.62	139.78	48.23	60.70

Item 6.	Selected Consolidated Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$72,825	$139,662	$124,315	$78,401	$56,262

Cost of revenues	32,808	48,705	44,507	32,920	25,843

Gross profit	40,017	90,957	79,808	45,481	30,419
Operating expenses:
Sales and marketing	39,098	53,062	42,058	26,213	17,506
Research and development	6,679	7,497	6,827	4,673	3,199
General and administrative	14,556	17,837	11,346	8,975	5,103
Royalty settlement	—	—	—	10,000	—

Total operating expenses	60,333	78,396	60,231	49,861	25,808

(Loss) income from operations	(20,316)	12,561	19,577	(4,380)	4,611
Interest income, net	523	2,498	2,516	2,579	89
Gain (loss) on investments	22	(46)	(171)	118	—
Other income (expense), net	672	(43)	866	813	(368)

(Loss) income before provision for (benefit from) income taxes and minority interest	(19,099)	14,970	22,788	(870)	4,332
Provision for (benefit from) income taxes	3,659	4,771	8,276	(266)	102
Minority interest in net income of subsidiary	—	—	—	46	70

Net (loss) income	$(22,758)	$10,199	$14,512	$(650)	$4,160

Basic net (loss) income per share	$(1.79)	$0.81	$1.21	$(0.06)	$0.64

Diluted net (loss) income per share	$(1.79)	$0.80	$1.15	$(0.06)	$0.54

Basic weighted average common shares outstanding	12,709	12,581	11,993	11,084	6,522

Diluted weighted average common shares outstanding	12,709	12,806	12,654	11,084	7,715

	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments and related financial instruments	$91,967	$95,451	$86,097	$57,246	$64,646
Working capital	106,908	109,495	113,732	80,460	79,227
Total assets	145,233	173,122	149,844	109,566	100,168
Capital lease obligation, net of current portion	171	436	794	1,069	814
Retained earnings	7,773	30,531	20,332	5,820	6,470
Total stockholders’ equity	123,830	140,354	120,878	85,870	83,151

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive procedures to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, temporarily reduce the appearance of cellulite, treat wrinkles, skin texture, skin discoloration and skin tightening, and to perform minimally invasive procedures such as LaserBodySculptingTM for the removal of unwanted fat. As of December 31, 2009, we had sold more than 9,600 aesthetic treatment systems worldwide.

We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In 2005, we completed our initial public offering of our class A common stock. As of December 31, 2009, El.En. owns approximately 100% of our class B common stock, which comprises 23% of our aggregate outstanding common stock. El.En., through its ownership of our class B common stock, has the right to elect and remove a majority of our board of directors and to approve stockholder-proposed amendments to our bylaws and amendments to specified provisions of our certificate of incorporation.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	the Elite product line for hair removal, treatment of facial and leg veins and pigmentations;

•	the Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	the Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Cynergy product line for the treatment of vascular lesions;

•	the Accolade product line for the removal of benign pigmented lesions as well as multi-colored tattoos; and

•	the TriActive product line for the temporary reduction of the appearance of cellulite.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our Company’s strength. Since 2002, we have introduced 19 new products. In 2009, we introduced five new products or enhancements to our products:

•	In March 2009, we launched the Elite MPX system, a multi-wavelength workstation that combines vascular treatment, hair removal and skin rejuvenation in a single system;

•	In March 2009, we introduced SmartSense with ThermaGuide and ThermaView, our proprietary intelligent delivery systems for our Smartlipo laser lipolysis workstations;

•	In May 2009, we introduced the Smartlipo MPX 46-watt system, adding an additional wavelength and increased power to the first generation Smartlipo platform;

•	In September 2009, we introduced the Performa CO2 to the international markets offering micro-ablative CO2 skin resurfacing and collagen rejuvenation in single laser device; and

•

In October 2009, we introduced Smartlipo Triplex, an upgrade to the Smartlipo MPX workstation adding a third wavelength that can be combined to deliver high-powered fat absorption and tissue tightening through tissue coagulation.

As a result of our product development efforts along with decreased revenues for 2009, our research and development expenses as a percentage of revenues increased for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Revenues

We generate revenues primarily from sales of our products, parts and accessories and from services, including product warranty revenues. In 2009, we derived approximately 77% of our revenues from sales of our products and 23% of our revenues from parts, accessories and service revenues. During 2009, recurring revenues from service contracts provided some stability to our revenue base. In 2008, we derived approximately 88% of our revenues from sales of our products and 12% of our revenues from parts, accessories and service revenues. In 2007, we derived approximately 89% of our revenues from sales of our products and 11% of parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period, revenues from service in the period in which the service occurs and revenues from our revenue sharing arrangement in the period the procedures are performed.

We sell directly in North America, France, Spain, the United Kingdom, Germany, Korea, China and Japan and use distributors to sell our products in other countries where we do not have a direct presence. We derived 54%, 34% and 36% of our revenues from sales outside North America for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had 35 sales employees in North America, 23 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and distributors that cover 71 countries. The following table provides revenue data by geographical region for the years ended December 31, 2009, 2008 and 2007:

	Percentage of Revenues
	Year Ended December 31,
	2009	2008	2007
Region
North America	46%	66%	64%
Europe	27	20	22
Asia/Pacific	21	11	10
Other	6	3	4

Total	100%	100%	100%

See Note 6 to our consolidated financial statements included in this Annual Report for revenues and asset data by geographic region.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes royalties incurred on certain products sold, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control. In 2009, we recorded a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting our newer generation products more quickly than we anticipated, coupled with the downturn in the overall aesthetic laser market.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to decrease in absolute dollars as well as decrease as a percentage of revenues in 2010.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred. We expect our research and development expenditures to increase in absolute dollars, though we do not expect them to increase as a percentage of revenues in 2010.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executives, accounting and administrative personnel, professional fees and other general corporate expenses. We expect our general and administrative expenses to decrease in absolute dollars, as well as decrease as a percentage of revenues in 2010.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our short and long-term marketable securities and short-term investments consisting of state and municipal bonds, auction rate securities, corporate bonds, U.S. government sponsored enterprises and treasuries. Interest expense consists primarily of interest due on capitalized leases.

Gain (Loss) on Investments and Other Income (Expense), net

Gain (loss) on investments consists primarily of recoveries and losses related to the fair value of ARS or the Rights. Other income (expense), net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Provision for Income Taxes

As of December 31, 2009, we maintain a full valuation allowance on the net deferred tax assets in the United States, Germany, Japan and Mexico. During the fourth quarter of 2009, we determined that our net domestic deferred tax assets were no longer more-likely-than-not realizable. As a result, we recorded a deferred tax provision charge of $10.4 million to establish a full valuation allowance on our net domestic deferred tax assets. At December 31, 2009, we had a cumulative three-year domestic pre-tax book income, however, we expect to be in a cumulative three-year domestic pre-tax book loss at least as of December 31, 2010 and 2011 due to the significant pre-tax book loss incurred in 2009. Therefore, the utilization of our net domestic deferred tax assets is dependent on future earnings, which cannot be projected with certainty at this time. We have recorded a current year tax receivable of $3.4 million related to the benefit of our current year federal tax net operating loss that will be carried back to prior years to recover previously paid income taxes.

Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results.

Results of Operations

Year Ended December 31, 2009 and 2008

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Change 2008 to 2009
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$55,869	77%	$123,208	88%	(67,339)	(55)%
Parts, accessories and service revenues	16,956	23	16,454	12	502	3

Total revenues	72,825	100	139,662	100	(66,837)	(48)
Cost of revenues	32,808	45	48,705	35	(15,897)	(33)

Gross profit	40,017	55	90,957	65	(50,940)	(56)
Operating expenses:
Sales and marketing	39,098	54	53,062	38	(13,964)	(26)
Research and development	6,679	9	7,497	5	(818)	(11)
General and administrative	14,556	20	17,837	13	(3,281)	(18)

Total operating expenses	60,333	83	78,396	56	(18,063)	(23)

(Loss) income from operations	(20,316)	(28)	12,561	9	(32,877)	(262)
Interest income, net	523	1	2,498	2	(1,975)	(79)
Gain (loss) on investments	22	—	(46)	—	68	148
Other income (expense), net	672	1	(43)	—	715	1,663

(Loss) income before provision for income taxes	(19,099)	(26)	14,970	11	(34,069)	(228)
Provision for income taxes	3,659	5	4,771	3	(1,112)	(23)

Net (loss) income	$(22,758)	(31)%	$10,199	7%	$(32,957)	(323)%

Revenues

Total revenue for the year ended December 31, 2009 decreased by $66.8 million, or 48%, to $72.8 million as compared to the year ended December 31, 2008 revenues of $139.7 million. (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2009	2008
Product sales in North America	$27,871	$85,188	$(57,317)	(67)%
Product sales outside North America	27,998	38,020	(10,022)	(26)
Global parts, accessories and service sales	16,956	16,454	502	3

Total Revenues	$72,825	$139,662	$(66,837)	(48)%

•

Revenues from the sale of products in North America decreased by approximately $57.3 million, or 67%, from the 2008 period, primarily due to a decrease in the number of product units sold. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each year is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the year ended December 31, 2009, credit was more difficult to obtain and our potential customers were not as able to expand their practices or commit to purchasing equipment from us as compared to the year ended December 31, 2008. Additionally, we believe that due to the uncertain and adverse business conditions, some of our customers and potential customers anticipated a decline in the number of patients seeking discretionary aesthetic laser treatments and therefore, decided not to purchase new systems during the year. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected.

•

Revenues from sales of products outside of North America decreased by approximately $10.0 million, or 26%, from the 2008 period, due to a decrease in the number of units sold by our Asian distributors and our European subsidiaries, which we attribute to the adverse global business conditions. This decrease was partially offset by an increase in product units sold at our subsidiaries in Asia, including our recently established subsidiary in Korea.

•

Revenues from the global sale of parts, accessories and services increased $0.5 million, or 3%, from the 2008 period, which includes an increase in revenues generated from the sale of our service contracts.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2009	2008
Cost of revenues (in thousands)	$32,808	$48,705	$(15,897)	(33)%
Cost of revenues (as a percentage of total revenues)	45%	35%

Total cost of revenues decreased $15.9 million, or 33%, to $32.8 million in 2009, as compared to $48.7 million in 2008. Our total cost of revenues increased as a percentage of total revenues to 45% for the year ended December 31, 2009, from 35% for the year ended December 31, 2008 primarily due to a higher percentage of laser revenue from our international distribution where our products tend to have lower average selling prices than North America. Also, in 2009, we recorded a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting our newer generation products more quickly than we anticipated, coupled with the downturn in the overall aesthetic laser market.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2009	2008
Sales and marketing (in thousands)	$39,098	$53,062	$(13,964)	(26)%
Sales and marketing (as a percentage of total revenues)	54%	38%

Sales and marketing expenses decreased $14.0 million, or 26%, to $39.1 million in 2009, as compared to $53.1 million in 2008. The decrease was primarily attributable to a decrease of $5.2 million in commission expense associated with the 55% decrease in laser revenue, as well as a decrease of $6.9 million in personnel costs, consulting costs and travel expenses associated with the reduction of our North American and international direct sales organization and a decrease of $1.9 million in promotional costs primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Although we reduced sales and marketing expenses in the year ended December 31, 2009, as compared to the year ended December 31, 2008, our sales and marketing expenses for the year ended December 31, 2009 increased as a percentage of total revenues to 54% as a result of the 48% decrease in total revenues.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2009	2008
Research and development (in thousands)	$6,679	$7,497	$(818)	(11)%
Research and development (as a percentage of total revenues)	9%	5%

Research and development expenses decreased by $0.8 million for the year ended December 31, 2009, as compared with the year ended December 31, 2008 due to a reduction in professional services of $0.3 million and a reduction in personnel and other travel related expenses of $0.5 million associated with the overall reduction of our workforce.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2009	2008
General and administrative (in thousands)	$14,556	$17,837	$(3,281)	(18)%
General and administrative (as a percentage of total revenues)	20%	13%

General and administrative expenses decreased by $3.3 million primarily due to a decrease in bad debt expense of $1.5 million and a decrease of $1.2 million related to the reduction in personnel costs, travel related expenses and other administrative costs associated with the overall reduction of our workforce, as well as reduced stock compensation expense of $0.6 million.

Interest Income, net

	Year Ended December 31,		$ Change	% Change
	2009	2008
Interest income, net (in thousands)	$523	$2,498	$(1,975)	(79)%

The decrease in interest income, net is primarily due to investing in securities that carry less risk as opposed to a maximum return from the year ending December 31, 2009, as compared to the year ended December 31, 2008.

Gain (Loss) on Investment and Other Income (Expense), net

	Year Ended December 31,		$ Change	% Change
	2009	2008
Gain (loss) on investment (in thousands)	22	(46)	68	148%
Other income (expense), net (in thousands)	672	(43)	715	1,663%

The gain (loss) on investment during the year ended December 31, 2009 relates to the recovery of $2.9 million for the fair value of the ARS and an offsetting loss of $2.9 million in the fair value of the Rights, netting to a gain of $22,000 for the year ended December 31, 2009. For the year ended December 31, 2008, an other-than-temporary impairment charge of ARS of $4.3 million was realized and we established the value of the Rights of $4.3 million, netting to a loss of $46,000. The increase in other income (expense) is primarily a result of net foreign currency remeasurement gains in the year ended December 31, 2009 compared to the net foreign currency remeasurement loss for the year ended December 31, 2008 due to the weakening of the U.S. dollar during 2009, primarily against the Euro.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2009	2008
Provision for income taxes (in thousands)	$3,659	$4,771	$(1,112)	(23)%
Provision as a percentage of income before provision for income taxes	(19)%	32%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. In 2009, we recorded an income tax provision of $3.7 million, representing an effective tax rate of (19%). In 2008, we recorded an income tax provision of $4.8 million, representing an effective tax rate of 32%. Our 2009 effective tax rate changed from 2008 primarily due to the valuation allowance that was established against our $10.4 million of net domestic deferred tax assets.

Year Ended December 31, 2008 and 2007

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Change 2007 to 2008
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$123,208	88%	$110,669	89%	$12,539	11%
Parts, accessories and service revenues	16,454	12	13,646	11	2,808	21

Total revenues	139,662	100	124,315	100	15,347	12
Cost of revenues	48,705	35	44,507	36	4,198	9

Gross profit	90,957	65	79,808	64	11,149	14
Operating expenses:
Sales and marketing	53,062	38	42,058	34	11,004	26
Research and development	7,497	5	6,827	5	670	10
General and administrative	17,837	13	11,346	9	6,491	57

Total operating expenses	78,396	56	60,231	48	18,165	30

Income from operations	12,561	9	19,577	16	(7,016)	(36)
Interest income, net	2,498	2	2,516	2	(18)	(1)
Loss on sale of investment	(46)	—	(171)	—	125	73
Other (expense) income, net	(43)	—	866	1	(909)	(105)

Income before provision for income taxes	14,970	11	22,788	18	(7,818)	(34)
Provision for income taxes	4,771	3	8,276	7	(3,505)	(42)

Net income	$10,199	7%	$14,512	12%	$(4,313)	(30)%

Revenues

Although our revenues in the fourth quarter of 2008 decreased as compared to the fourth quarter of 2007, total revenues in the year ended December 31, 2008 exceeded revenues in 2007 by $15.3 million, or 12%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2008	2007
Product sales in North America	$85,188	$73,728	$11,460	16%
Product sales outside North America	38,020	36,941	1,079	3
Global parts, accessories and service sales	16,454	13,646	2,808	21

Total Revenues	$139,662	$124,315	$15,347	12%

•

Revenues from the sale of products in North America increased $11.5 million, or 16%, to $85.2 million in 2008 as compared to $73.7 million in 2007. The increase was attributable to an increase in the number of product units sold and a higher average selling price due to a favorable change in product mix. The increase in North American revenues also resulted from the introduction of new products, particularly our Smartlipo MPX system and Affirm CO2, which were introduced in the second and third quarter of 2008, respectively.

•

Revenues from sales of products outside of North America increased $1.1 million, or 3%, to $38.0 million in 2008 as compared to $36.9 million in 2007. The increase was mainly attributable to an increase in sales in Asia/Pacific of $3.2 million, or 82%, over 2007, resulting from our increased focus on direct selling, for which we receive higher average selling prices as compared to sales through distributors.

•

Revenues from the sale of parts and accessories and services increased $2.8 million, or 21%, to $16.5 million in 2008 as compared to $13.6 million in 2007. The increase was primarily attributable to an increase in revenues generated from service contracts year over year, which is related to the overall increase in volume of sales during the past three years. The increase was also attributable to an increase in revenues generated from the sale of disposable components, related to our Affirm and Smartlipo systems that were introduced in late 2006, and the sale of other parts and accessories.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2008	2007
Cost of revenues (in thousands)	$48,705	$44,507	$4,198	9%
Cost of revenues (as a percentage of total revenues)	35%	36%

Total cost of revenues increased $4.2 million, or 9%, to $48.7 million in 2008, as compared to $44.5 million in 2007. The increase in the total cost of revenues was primarily attributable to an increase in direct labor, overhead and material costs associated with increased sales of our products and royalties incurred on the sale of hair-removal systems. Our total cost of revenues decreased as a percentage of total revenues to 35% in 2008 from 36% in 2007, resulting in an increase in our gross margin of 1% from 2007 to 2008. The improved margin resulted primarily from higher average selling prices of our products due to a favorable change in product and geographical mix, in part as a result of the introduction of our Smartlipo MPX and Affirm CO2 systems during the second and third quarter of 2008, respectively, as well as higher average selling prices on the Affirm and Smartlipo family of systems, year over year.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2008	2007
Sales and marketing (in thousands)	$53,062	$42,058	$11,004	26%
Sales and marketing (as a percentage of total revenues)	38%	34%

Sales and marketing expenses increased $11.0 million, or 26%, to $53.1 million in 2008, as compared to $42.1 million in 2007. The increase was primarily attributable to an increase of $5.6 million in personnel costs, consulting costs and travel expenses associated with the expansion of our North American direct sales organization, which was offset by a decrease of $0.2 million in commission expense. Personnel costs and travel expenses associated with our international subsidiaries increased by $2.1 million, due to the expansion of our worldwide sales and marketing force, particularly at the management level, which includes an increase of $0.3 million in commission expense. Promotional costs increased $2.4 million, primarily due to our increased number of clinical workshops, trade shows and other promotional efforts, as well as increased spending on international related marketing efforts. Sales and marketing expenses also increased due to an increase of $1.2 million in stock-based compensation expense and was partially offset by $0.4 million in other administrative costs. Sales and marketing expenses increased as a percentage of revenue up to 38% of revenue for 2008 due primarily to lower than expected sales during the fourth quarter as a result of the current economic environment.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2008	2007
Research and development (in thousands)	$7,497	$6,827	$670	10%
Research and development (as a percentage of total revenues)	5%	5%

Research and development expenses increased $0.7 million or 10%, to $7.5 million in 2008, as compared to $6.8 million in 2007. The increase was primarily attributable to an increase of $0.8 million in personnel costs and in increase in project research costs and product engineering expenses of $0.3 million related to the ongoing development of new products and accessories. The increase is offset by a decrease in stock-based compensation expense of $0.4 million, which is due to the vesting of a variable stock option awarded to a non-employee that occurred in 2007 for which there is no related stock-based compensation expense in 2008. As a percentage of revenues, research and development expenses remained relatively consistent, with no material difference as a percentage of revenue.

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

Interest Income, net

	Year Ended December 31,		$ Change	% Change
	2008	2007
Interest income, net (in thousands)	$2,498	$2,516	$(18)	(1)%

Interest income, net remained relatively consistent, year over year due to an overall increase in our total investment portfolio of $3.3 million, or 4%, from $75.1 million as of December 31, 2007 to $78.4 million as of December 31, 2008, partially offset by decreases in interest rates.

(Loss) on Investment and Other (Expense) Income, net

	Year Ended December 31,		$ Change	% Change
	2008	2007
Loss on investment (in thousands)	(46)	(171)	125	73%
Other (expense) income, net (in thousands)	(43)	866	(909)	(105)%

In 2008, we recognized an impairment loss on our investments in auction rate securities of approximately $43,000. In 2007, we recognized a net loss of $0.2 million due to an impairment loss on the value of the securities received in 2006 in connection with the sale of our investment in Solx. The variance in other (expense) income, net is a result of net foreign currency remeasurement losses during 2008 compared to the foreign currency remeasurement gains in 2007 due to the strengthening of the U.S. dollar during 2008.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2008	2007
Provision for income taxes (in thousands)	$4,771	$8,276	$(3,505)	(42)%
Provision as a percentage of income before provision for income taxes	32%	36%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. In 2008, we recorded an income tax provision of $4.8 million, representing an effective tax rate of 32%. In 2007, we recorded an income tax provision of $8.3 million, representing an effective tax rate of 36%. Our 2008 effective tax rate decreased from 2007, primarily due to an increased benefit from the 2008 and 2007 research and development tax credit, a relative increase in tax-exempt income, and a one-time intercompany bad debt deduction claimed in error that was identified as a result of our 2003 IRS examination but was settled in December 2007.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

At December 31, 2009, our cash, cash equivalents, short and long-term marketable securities, short-term investments and related financial instruments were $92.0 million, as compared to $95.5 million at December 31, 2008. Our cash and cash equivalents of $44.8 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our short-term marketable securities of $23.7 million consist of investments in various state and municipal governments, corporate bonds and treasuries all of which mature by December 1, 2010. Our long-term marketable securities of $5.0 million consist of investments in U.S. government agencies all of which mature by May 31, 2011. Our short-term investments and related financial instruments, which includes Auction Rate Securities (“ARS”) with a fair market value of $16.4 million and a related Right with a fair market value of $2.1 million, consist primarily of tax exempt certificates with an auction reset feature (auction rate securities), with underlying assets consisting generally of student loans, which are substantially backed by the federal government.

In February 2008, auctions began to fail for ARS and each auction since then has failed, with one exception. During the years ended December 31, 2009 and 2008, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $2.7 million and $8.2 million, respectively. To date, during the first quarter of 2010, we received an additional $1.9 million in cash proceeds related to certain investments in ARS that were successfully called at full par value.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, or Rights, from UBS Financial Services Inc., or UBS. The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights; therefore, we have reclassified our ARS and associated Rights to short-term investments and other related financial instruments as of December 31, 2009. These Rights are nontransferable securities registered with the Securities and Exchange Commission, or the SEC. As a result of accepting the Rights, we have released UBS and its employees/agents from all claims except claims for consequential damages directly or indirectly relating to UBS’s marketing and sale of ARS and agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.

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

As a result of the illiquidity in the market for ARS investments, we have estimated the fair value of our ARS and the Rights using a Level 3 valuation methodology. During the year ended December 31, 2009, we recorded a recovery of $2.9 million for the value of the ARS and an offsetting loss of $2.9 million in the fair value of the Rights within other income (expense) in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis until settlement.

Based on our expectations for future operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred minimal capital expenditures during the year ended December 31, 2009, and expect that capital expenditures during the next 12 months will be relatively consistent. During the year ended December 31, 2009 and 2008, respectively, we transferred $7.4 million and $4.0 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate on August 1, 2010, unless our Board of Directors discontinues it sooner. During the year ended December 31, 2009, we repurchased 3,314 shares of our common stock at an aggregate cost of approximately $32,000 and at a weighted average price of $9.75 per share under this program.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $1.5 million for the year ended December 31, 2009. This resulted primarily from net loss for the period of $22.8 million, decreased by approximately $11.6 million in depreciation and amortization and stock-based compensation expense, $6.8 million in deferred tax assets and approximately $0.4 million in accretion of discounts on marketable securities. Net changes in working capital items reduced cash from operating activities by approximately $2.4 million principally related to a decrease in accounts receivable of $13.6 million due to reduced sales and increased collection efforts, and a decrease in inventory of $1.3 million primarily related to less purchases made during 2009 and the sale of inventory on hand at December 31, 2008, net of a $2.1 million charge to write-down inventory. This was offset by an increase in prepaid expenses and other assets related to our tax receivable position, and a decrease in amounts due to related party, accrued expenses and accounts payable. Net cash used in investing activities was $2.3 million for the year ended December 31, 2009, which consisted primarily of the net purchases of $1.5 million of marketable securities, offset by sales and maturities of marketable securities, and partially offset by $0.7 million used for fixed asset purchases. Net cash used in financing activities during the year ended December 31, 2009 was $0.4 million, principally relating to payments on capital lease obligations.

Net cash provided by operating activities was $10.1 million for the year ended December 31, 2008. This resulted primarily from net income for the period of $10.2 million, approximately $11.4 million in depreciation and stock-based compensation expense, partially offset by approximately $2.8 million in deferred income tax benefits. Net changes in working capital items reduced cash from operating activities by approximately $9.1 million, principally due to an increase in inventory for anticipated future sales and lower-than-expected sales for the fourth quarter, as well as an increase in accounts receivable reflecting the record sales during 2008, an overall slowdown in collections as certain customers were affected by the overall economic environment and the tightening of the credit markets and an increase in accounts payable and amounts due to a related party. These were partially offset by a decrease in accrued expenses. Net cash used in investing activities was $2.3 million for the year ended December 31, 2008, which consisted primarily of $47.5 million used to purchase marketable securities and $1.9 million used for fixed asset purchases, offset by $48.1 million in proceeds generated from sales and maturities of securities. Net cash provided by financing activities during the year ended December 31, 2008 was $2.9 million, principally relating to proceeds from option exercises of $1.6 million, tax benefits related to stock options of $1.8 million and partially offset by $0.5 million in payments on capital lease obligations.

Net cash provided by operating activities was $18.7 million for the year ended December 31, 2007. This resulted primarily from net income for the period of $14.5 million, increased by approximately $8.6 million in depreciation and stock-based compensation expense and decreased by approximately $1.8 million in deferred income tax benefits. Net changes in working capital items decreased cash from operating activities by approximately $3.1 million principally related to an increase in inventory for anticipated future sales and an increase in accounts receivable reflecting the record sales during the fourth quarter of 2007, offset by an increase in accrued expenses. Net cash used in investing activities was $5.5 million for the year ended December 31, 2007, which consisted primarily of $72.1 million used to purchase marketable securities, offset by $68.2 million in proceeds generated from sales and maturities of securities, $1.5 million used for fixed asset purchases. Net cash provided by financing activities during the year ended December 31, 2007 was $12.8 million, principally relating to proceeds from option exercises of $6.1 million, tax benefits related to stock options of $7.4 million and offset by $0.4 million in payments on capital lease obligations.

Contractual Obligations

Our significant outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. Our facility leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which we recognize the expense on a straight-line basis. In addition, we guaranteed the lease obligations for two facilities that are operated by Sona MedSpa and will be obligated to pay these leases if Sona MedSpa cannot or does not make the required lease payments. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2009.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$480	$299	$173	$8		$—
Operating leases	4,399	1,621	2,607	171		—
Lease guarantees	61	43	18	—		—

Total contractual obligations	$4,940	$1,963	$2,798	$179	$

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

Revenue Recognition and Deferred Revenue

In accordance with the Revenue Recognition Topic ASC 605-10-S99, we recognize revenue from sales of aesthetic treatment systems and parts and accessories when each of the following four criteria are met:

•	delivery has occurred;

•	there is persuasive evidence of an agreement;

•	the fee is fixed or determinable; and

•	collection is reasonably assured.

Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period as services are provided.

We defer, until earned, payments that we receive in advance of product delivery or performance of services. When we enter into arrangements with multiple elements, which may include sales of products together with service contracts and warranties, we allocate revenue among the elements based on each element’s relative fair value in accordance with the principles of ASC 605-25, Revenue Recognition Topic—Multiple Element Arrangements. This allocation requires us to make estimates of fair value for each element.

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $11.8 million as of December 31, 2009, compared with $25.2 million as of December 31, 2008. The allowance for doubtful accounts as of December 31, 2009 was $3.0 million and as of December 31, 2008 was $2.9 million. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectability issues and our historical experience with losses.

The disruptions in the financial and credit markets, which began in the fourth quarter of 2008, have reduced our customers’ and potential customers’ access to cash. If the capital spending of our customers’ or potential customers’ continues to decrease, demand for our products would likely be adversely affected and our revenue will likely decline. Challenging economic and credit conditions also may impair the ability of our customers to pay for our products and services for which they have contracted. While we continue to complete appropriate credit review of our customers prior to shipment of product and revenue recognition, we may be required to write off accounts receivable that become uncollectible. During the years ended December 31, 2009 and 2008, we wrote off uncollectible accounts totaling approximately $2.5 million and $2.8 million, respectively, related to certain customers that no longer had the ability to meet their payment obligations to us. These write-offs related to a number of customer accounts that were not individually significant to us. We believe that these customers were adversely affected by several factors resulting from a significant downturn in the overall economic environment, including declines in their business, reductions in financial liquidity, bankruptcy, lack of available credit and the loss of previously approved credit. We believe we may continue to experience credit losses, which could cause our provisions for doubtful accounts to increase. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $21.8 million as of December 31, 2009 compared to $30.2 million as of December 31, 2008. The decrease in inventory primarily relates to reduced purchases for the year ended December 31, 2009, the sale of our inventory on hand at December 31, 2008 and the transfer of demonstration equipment. Our inventory allowance was $3.9 million and $1.5 million as of December 31, 2009 and 2008, respectively. The increase in inventory allowance primarily relates to a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting our newer generation products more quickly than we anticipated, coupled with the downturn in the overall aesthetic laser market.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted the Fair Value Measurements Topic ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Our short-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. During the years ended December 31, 2009 and 2008, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $2.7 million and $8.2 million, respectively. To date, during the first quarter of 2010, an additional $1.9 million in cash proceeds was received by us related to certain investments in ARS that were successfully called at full par value.

While the auction failures will limit our ability to liquidate these investments, we believe that the ARS failures will not have an impact on our ability to fund ongoing operations and growth initiatives. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments.

As of December 31, 2009 and 2008, we held $18.5 million and $21.1 million, respectively, at par value, of auction rate securities investments. The auction rate securities are managed by UBS. On November 3, 2008, we agreed to accept the Rights from UBS. The Rights permit us to sell, or put, our ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our ARS Rights and put our auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights; therefore, we have reclassified our ARS and associated Rights to short-term investments and related financial instruments as of December 31, 2009. While the auction failures will limit our ability to liquidate these investments, until we exercise our Rights on June 30, 2010, we believe that the ARS failures will not have an impact on our ability to fund ongoing operations and growth initiatives.

During 2008, in accordance with ASC 320, we elected to transfer the ARS investments from the available-for-sale category to the trading category and account for the ARS at fair value with changes in fair value reported in earnings as they occur. We recognized an other-than-temporary impairment charge of approximately $4.3 million, which is based on the $16.8 million fair value of the ARS using a discounted cash flow methodology. We recorded the $4.3 million charge in other income (expense) in the consolidated statement of operations for the year ended December 31, 2008, for the amount of unrealized loss not previously recognized in earnings. Upon acceptance of the Rights, on November 3, 2008, we elected to measure the Rights under the provisions of ASC 825 and to recognize future changes in the fair value of the Rights as they occur in operations in order to offset the fair value movements of the ARS, which would create accounting symmetry with changes in the fair value of the ARS. As of December 31, 2008, we recorded approximately $4.3 million as the fair value of the Rights, using a discounted cash flow methodology and classified the Rights as long-term investments and related financial instruments on the consolidated balance sheet, with a corresponding credit to other income (expense) in the consolidated statement of operations for the year ended December 31, 2008. During the year ended December 31, 2009, we recorded a recovery in the value of the ARS of $2.9 million and an offsetting loss of $2.9 million for the fair value of the Rights within other income (expense), net in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

As a result of the illiquidity in the market for ARS investments and given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, we value our investments in ARS and the Rights using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program—FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 6% to 41% with a weighted average discount across the portfolio of 11%. In order to assess the fair value of the Rights, we adjusted the fair value of the Rights for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010, based on Level 3 data available at December 31, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718). ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.

During the year ended December 31, 2009, we applied an estimated annual forfeiture rate of 5% for grants issued to senior management and 14% for grants issued to our employees in determining the expense recorded in the consolidated statements of operations. Upon review of our actual rate of forfeitures since the adoption of ASC 718, and in consideration of the reduction in force that took place during 2009, we changed our estimated forfeiture rate for employee grants in 2009 from 14% to 21%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $328,000 and as a reduction in stock-based compensation expense during the year ended December 31, 2009. We expect our forfeiture rate on future grants to decrease to historical levels.

During the year ended December 31, 2008, we applied an estimated annual forfeiture rate of 5% for grants issued to all of our employees in determining the expense recorded in the consolidated statements of operations.

Upon review of our actual rate of forfeitures since the adoption of ASC 718, and in consideration of the reduction in force that took place during 2008, we changed our estimated forfeiture rate for employee grants in 2008 from 5% to 14%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $329,000 and as a reduction in stock-based compensation expense during the year ended December 31, 2008.

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to our initial public offering in December 2005, we believe there is not adequate information on the volatility of our own shares. As such, our estimated expected stock price volatility is based on a weighted-average of our own historic volatility and the average volatility of other similar companies in the same industry. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted since adoption of ASC 718 was derived from the short-cut method described in SEC’s Staff ASC 718. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with ASC 718 and the Equity Topic, ASC 505.

Income Taxes

We provide for income taxes in accordance with ASC 740, Accounting for Income Taxes. ASC 740 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions following the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU or Update) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial position or statement of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. We do not expect the adoption of ASU 2010-06 to have a material impact on our financial position or statement of operations.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, some of which are auction rate securities, commercial paper, federal agency notes and corporate obligations and treasuries. The securities, other than money market funds and auction rate securities, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). All investments other than auction rate securities mature by May 31, 2011. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31, 2009	2010	2011
Investments (at fair value)	$30,321	$25,313	$5,008
Weighted average interest rate	0.66%	0.65%	0.71%

We hold investments in auction rate securities with underlying assets that generally consist of student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. During the year ended December 31, 2009, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $2.7 million.

During the year ended December 31, 2009, we adjusted the carrying amount of our ARS to estimated fair market value in accordance with the Fair Value Measurements Topic ASC 820. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in the portfolio, we may incur further other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As of December 31, 2009 and 2008, we held $18.5 million and $21.1 million, respectively, at par value, of auction rate securities investments. As discussed further in “Liquidity and Capital Resources” above, the auction rate securities are managed by UBS. On November 3, 2008, we agreed to accept the Rights from UBS. The Rights permit us to sell, or put, our ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our ARS Rights and put our auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights; therefore, we have reclassified our ARS and associated Rights to short-term investments and related financial instruments as of December 31, 2009. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis. While the auction failures will limit our ability to liquidate these investments, until we exercise our Rights on June 30, 2010, we believe that the ARS failures will not have an impact on our ability to fund ongoing operations and growth initiatives.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 35% of our total international revenues during the year ended December 31, 2009. Substantially all of the remainder of our revenues was from sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included beginning on page F-1 and are incorporated in this report by reference

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cynosure, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2009 of Cynosure, Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2010 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2010 Proxy Statement under the caption “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2010 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2010 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2010 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2010 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2010 Proxy Statement under the captions “RELATED-PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2010 Proxy Statement under the caption “PROPOSAL 3—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this report by reference.

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

Signature	Title	Date
/s/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2010

/s/ TIMOTHY W. BAKER Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	March 12, 2010

/s/ ANDREA CANGIOLI Andrea Cangioli	Director	March 12, 2010

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 12, 2010

/s/ LEONARDO MASOTTI Leonardo Masotti	Director	March 12, 2010

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	March 12, 2010

/s/ GEORGE J. VOJTA George J. Vojta	Director	March 12, 2010

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 12, 2010

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,797	$49,257
Short-term marketable securities (Notes 3 and 4)	23,708	25,112
Short-term investments and related financial instruments (Notes 3 and 4)	18,454	—
Accounts receivable, net of allowance of $2,983 and $2,861 in 2009 and 2008, respectively	11,773	25,156
Inventories	21,815	30,248
Prepaid expenses and other current assets	6,441	4,371
Deferred income taxes	160	6,825

Total current assets	127,148	140,969
Property and equipment, net	10,567	8,422
Long-term marketable securities (Notes 3 and 4)	5,008	—
Long-term investments and related financial instruments (Notes 3 and 4)	—	21,082
Other assets	2,510	2,649

Total assets	$145,233	$173,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,822	$5,095
Amounts due to related party (Note 8)	1,350	6,083
Accrued expenses	9,535	15,602
Deferred revenue	4,269	4,296
Capital lease obligations	264	398

Total current liabilities	20,240	31,474
Capital lease obligations, net of current portion	171	436
Deferred revenue, net of current portion	620	407
Other noncurrent liability	372	451
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2009 and 2008 Issued—no shares as of December 31, 2009 and 2008	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2009 and 2008 Issued—9,775 Class A shares and 2,975 Class B shares at December 31, 2009; Issued—9,759 Class A shares and 2,975 Class B Shares at December 31, 2008	13	13
Additional paid-in capital	117,814	111,892
Retained earnings	7,773	30,531
Accumulated other comprehensive loss	(1,451)	(1,795)
Treasury stock, 3 Class A shares and 36 Class B shares, at cost, at December 31, 2009; 36 class B shares, at cost, at December 31, 2008	(319)	(287)

Total stockholders’ equity	123,830	140,354

Total liabilities and stockholders’ equity	$145,233	$173,122

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Product revenues	$55,869	$123,208	$110,669
Parts, accessories and service revenues	16,956	16,454	13,646

Total revenues	72,825	139,662	124,315
Cost of revenues	32,808	48,705	44,507

Gross profit	40,017	90,957	79,808
Operating expenses:
Sales and marketing	39,098	53,062	42,058
Research and development	6,679	7,497	6,827
General and administrative	14,556	17,837	11,346

Total operating expenses	60,333	78,396	60,231

(Loss) income from operations	(20,316)	12,561	19,577
Interest income, net	523	2,498	2,516
Gain (loss) on investments (Note 3)	22	(46)	(171)
Other income (expense), net	672	(43)	866

(Loss) income before provision for income taxes	(19,099)	14,970	22,788
Provision for income taxes	3,659	4,771	8,276

Net (loss) income	$(22,758)	$10,199	$14,512

Basic net (loss) income per share	$(1.79)	$0.81	$1.21

Diluted net (loss) income per share	$(1.79)	$0.80	$1.15

Basic weighted average common shares outstanding	12,709	12,581	11,993

Diluted weighted average common shares outstanding	12,709	12,806	12,654

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

(LOSS) INCOME

(In thousands)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders Equity	Comprehensive Income (Loss)
	Shares	$0.001 Par Value
						Shares	Cost
Balance at December 31, 2006	11,210	11	81,026	5,820	(700)	(36)	(287)	85,870

Stock-based compensation expense	—	—	5,777	—	—	—	—	5,777
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	8,434	—	—	—	—	8,434
Exercise of stock options	1,238	1	6,061	—	—	—	—	6,062
Net income	—	—	—	14,512	—	—	—	14,512	$14,512
Cumulative translation adjustment	—	—	—	—	155	—	—	155	155
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	68	—	—	68	68
Balance at December 31, 2007	12,448	$12	$101,298	$20,332	$(477)	(36)	$(287)	$120,878	$14,735

Stock-based compensation expense	—	—	7,408	—	—	—	—	7,408
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	1,570	—	—	—	—	1,570
Exercise of stock options	286	1	1,616	—	—	—	—	1,617
Net income	—	—	—	10,199	—	—	—	10,199	$10,199
Cumulative translation adjustment	—	—	—	—	(1,376)	—	—	(1,376)	(1,376)
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	58	—	—	58	58

Balance at December 31, 2008	12,734	$13	$111,892	$30,531	$(1,795)	(36)	$(287)	$140,354	$8,881

Stock-based compensation expense	—	—	6,184	—	—	—	—	6,184
Tax deficiency from stock-based compensation expense in excess of book deductions	—	—	(320)	—	—	—	—	(320)
Exercise of stock options	16	—	58	—	—	—	—	58
Repurchase of common stock	—	—		—	—	(3)	(32)	(32)
Net loss	—	—	—	(22,758)	—	—	—	(22,758)	$(22,758)
Cumulative translation adjustment	—	—	—	—	422	—	—	422	422
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	(78)	—	—	(78)	(78)

Balance at December 31, 2009	12,750	$13	$117,814	$7,773	$(1,451)	(39)	$(319)	$123,830	$(22,414)

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(22,758)	$10,199	$14,512
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,444	3,994	2,792
(Gain) loss on investments	(22)	46	259
Stock-based compensation	6,184	7,422	5,777
Deferred income taxes	6,775	(2,819)	(1,742)
Loss on disposal of fixed assets	24	—	—
Accretion of discounts on marketable securities	407	267	281
Changes in operating assets and liabilities:
Accounts receivable	13,617	(1,665)	(3,496)
Due from related party	40	(34)	327
Inventories	1,255	(12,327)	(6,887)
Net book value of demonstration inventory sold	734	730	247
Prepaid expenses and other current assets	(2,082)	(214)	1,574
Accounts payable	(280)	2,318	(3,261)
Due to related party	(4,723)	3,826	1,256
Tax benefit from stock option exercises	(3)	(1,774)	(7,357)
Accrued expenses	(6,313)	(506)	13,902
Deferred revenue	172	327	454
Other noncurrent liability	(5)	264	97

Net cash (used in) provided by operating activities	(1,534)	10,054	18,735
Investing activities:
Purchases of property and equipment	(656)	(1,889)	(1,535)
Proceeds from the sales and maturities of securities	37,145	48,121	68,174
Purchases of marketable securities	(38,625)	(47,452)	(72,140)
Acquisition of Orient MG	—	(512)	—
(Increase) decrease in other assets	(192)	(555)	12

Net cash used in investing activities	(2,328)	(2,287)	(5,489)
Financing activities:
Payments on short-term loan and note payable to related party	—	—	(168)
Excess tax benefit on options exercised	3	1,774	7,357
Repurchases of common stock	(32)	—	—
Proceeds from stock option exercises	58	1,617	6,062
Payments on capital lease obligation	(390)	(481)	(440)

Net cash (used in) provided by financing activities	(361)	2,910	12,811
Effect of exchange rate changes on cash and cash equivalents	(237)	(431)	(736)

Net (decrease) increase in cash and cash equivalents	(4,460)	10,246	25,321
Cash and cash equivalents, beginning of year	49,257	39,011	13,690

Cash and cash equivalents, end of year	$44,797	$49,257	$39,011

Supplemental cash flow information:
Cash paid for interest	$81	$123	$154

Cash paid for income taxes	$1,304	$6,383	$263

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$7,359	$4,048	$2,703
Assets acquired under capital lease	$—	$—	$204

Income taxes receivable related to stock options	$—	$—	$1,077

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure GmbH, Cynosure S.A.R.L., Cynosure UK Limited, Cynosure Spain, S.L., Cynosure KK, Suzhou Cynosure Medical Devices, Co., Cynosure Mexico and Cynosure Korea Limited (See Note 5). All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation specifically related to parts accessories and service revenue within the consolidated statements of operations due to the fact that these revenues have exceeded 10% of our total revenue for the year ended December 31, 2009.

Cash, Cash Equivalents, Short and Long-Term Marketable Securities and Short-term Investments and related financial instruments

Cynosure considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Cynosure accounts for investments in short and long-term marketable securities and long-term investments as available-for-sale and trading securities in accordance with Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities Topic. Under ASC 320, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Under ASC 320, securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities. ASC 320 requires Cynosure to recognize all marketable securities on the consolidated balance sheets at fair value. Cynosure’s marketable securities are stated at fair value based on quoted market prices. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders’ equity and adjustments to the fair value of marketable securities and long-term investments that are classified as trading are recorded in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. The cost of securities sold is determined by the specific identification method. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, short and long-term marketable securities, accounts receivable, short-term investments and related financial instruments and capital leases. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, approximates their carrying value at December 31, 2009 and 2008.

Cynosure adopted the provisions of ASC 820, Fair Value Measurements Topic, for financial assets and liabilities measured on a recurring basis on January 1, 2008. ASC 820 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the consolidated financial statements as a result of the adoption of this Topic. The additional disclosure requirements regarding fair value measurements are included in Note 3 to the consolidated financial statements.

Accounts Receivable and Concentration of Credit Risk

Cynosure’s accounts receivable balance, net of allowance for doubtful accounts, was $11.8 million as of December 31, 2009, compared with $25.2 million as of December 31, 2008. The allowance for doubtful accounts as of December 31, 2009 was $3.0 million and as of December 31, 2008 was $2.9 million. Cynosure maintains an allowance for doubtful accounts based upon the aging of its receivable balances, known collectibility issues and Cynosure’s historical experience with losses.

The disruptions in the financial and credit markets, which began in the fourth quarter of 2008, have reduced Cynosure’s customers and potential customers access to cash. If the capital spending of Cynosure’s customers or potential customers continues to decrease, demand for its products would likely be adversely affected and Cynosure’s revenue will likely decline further. Challenging economic and credit conditions also may impair the ability of Cynosure’s customers to pay for its products and services for which they have contracted. While Cynosure continues to complete appropriate credit review of its customers prior to shipment of product and revenue recognition, Cynosure may be required to write off accounts receivable that become uncollectible. During the years ended December 31, 2009 and 2008, Cynosure wrote off uncollectible accounts totaling approximately $2.5 million and $2.8 million, related to certain customers that no longer had the ability to meet their payment obligations to Cynosure. These write-offs related to a number of customer accounts that were not individually significant to Cynosure. Cynosure believes that these customers were adversely affected by several factors resulting from a significant downturn in the overall economic environment, including declines in their business, reductions in financial liquidity, bankruptcy, lack of available credit and the loss of previously approved credit. Cynosure believes credit losses may still be experienced, which could cause the Company’s provision for doubtful accounts to increase. Cynosure works to mitigate bad debt exposure through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Cynosure’s revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales that the Company considers to be at risk.

No customer accounted for 10% or greater of revenue during 2009, 2008 or 2007. No customer accounted for 10% or greater of accounts receivable as of December 31, 2009 or 2008. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2009	2008	2007
	(In thousands)
Balance at beginning of year	$2,861	$1,451	$1,009
Additions	2,667	4,200	524
Deductions	(2,545)	(2,790)	(82)

Balance at end of year	$2,983	$2,861	$1,451

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2009	2008
	(In thousands)
Raw materials	$3,700	$3,680
Work in process	1,302	999
Finished goods	16,813	25,569

	$21,815	$30,248

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

	2009	2008	2007
	(In thousands)
Balance at beginning of year	$1,527	$1,568	$995
Additions	2,930	361	922
Deductions	(508)	(402)	(349)

Balance at end of year	$3,949	$1,527	$1,568

In 2009, Cynosure recorded a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting Cynosure’s newer generation products more quickly than the Company anticipated, coupled with the downturn in the overall aesthetic laser market.

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

Cynosure recognizes revenue from sales of aesthetic treatment systems and parts and accessories in accordance with the Revenue Recognition Topic ASC 605-10-S99. Cynosure recognizes revenue from sales of its treatment systems and parts and accessories upon delivery, provided there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. Revenues from the sales of service and warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided. Payments received by Cynosure in advance of product delivery or performance of services are deferred until earned. Multiple-element arrangements are evaluated in accordance with the principles of ASC 605-25, Revenue Recognition Topic—Multiple Element Arrangements and Cynosure allocates revenue among the elements based upon each element’s relative fair value.

During the year ended December 31, 2006, Cynosure entered into arrangements with two customers that included fees that were not considered to be fixed or determinable. Therefore, revenue was recognized under these arrangements as payments became due. Cynosure recognized $3.0 million of revenue during the year ended December 31, 2007 under these arrangements which were completed during 2007. There was no revenue recognized under these arrangements during the year ended December 31, 2008 or 2009.

In accordance with the provisions of ASC 605-45, Revenue Recognitions Topic—Principal Agent Considerations, Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $0.3 million, $0.7 million, and $0.5 million for the years ended

December 31, 2009, 2008 and 2007, respectively. Shipping and handling costs included as a component of cost of revenue totaled $0.3 million, $0.8 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cynosure collects sales tax from its customers on product sales for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. Cynosure presents its sales taxes on a net basis; therefore, these taxes are excluded from revenues.

Product Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$3,052	$3,094	$2,803
Warranty provision related to new sales	4,422	4,378	3,821
Costs incurred	(5,034)	(4,420)	(3,530)

Balance at end of year	$2,440	$3,052	$3,094

Royalty Costs

Under a cross-license agreement with Palomar Medical Technologies, Inc. (Palomar), Cynosure has a non-exclusive license to integrate its products for certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar has a non-exclusive license under certain U.S. and foreign patents held by Cynosure. In connection with this agreement, Cynosure has agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for sales of hair removal products ranges from 3.75% to 7.5% of net sales, depending upon product configuration and the number of energy sources. Cynosure’s revenues from systems that do not include hair removal capabilities and revenues from service are not subject to any royalties under this agreement.

Research and Development

Research and development costs consist of salaries and other personnel-related expenses, including stock-based compensation, of employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of Cynosure’s products and from time to time expenses associated with collaborative research agreements that the Company may enter into. These costs are expensed as incurred.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $0.6 million, $0.9 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement gains of approximately $573,000, $17,000 and $821,000 during 2009, 2008 and 2007, respectively, which are included in other income (expense), net, in the consolidated statements of operations. These remeasurement gains are primarily caused by a weakening U.S. Dollar versus the Euro.

Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)
Unrealized gain on marketable securities, net of taxes	$6	$84
Cumulative translation adjustment	(1,457)	(1,879)

Total accumulated other comprehensive loss	$(1,451)	$(1,795)

The components of total other comprehensive income (loss) for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Cumulative translation adjustment	$422	$(1,376)
Unrealized (loss) gain on marketable securities	(78)	58

Total other comprehensive income (loss)	$344	$(1,318)

Stock-Based Compensation

Cynosure follows the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718). ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.

During the year ended December 31, 2007, Cynosure applied an estimated annual forfeiture rate of 1% in determining the expense recorded in the consolidated statements of operations. Upon review of its actual rate of forfeitures since the adoption of ASC 718 and in consideration of management’s expectations for future forfeitures, Cynosure changed its estimated annual forfeiture rate in 2007 from 1% to 5%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $313,000 as a reduction in stock-based compensation expense during the year ended December 31, 2007.

During the year ended December 31, 2008, Cynosure applied an estimated annual forfeiture rate of 5% in determining the expense recorded in the consolidated statements of operations. Upon review of its actual rate of forfeitures since the adoption of ASC 718 and in consideration of the reduction in force that took place during the fourth quarter of 2008, Cynosure changed its estimated forfeiture rate for employee grants issued to the general workforce in 2008 from 5% to 14%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $329,000 as a reduction in stock-based compensation expense during the year ended December 31, 2008.

During the year ended December 31, 2009, Cynosure applied an estimated annual forfeiture rate of 5% for grants issued to senior management and 14% for grants issued to its employees in determining the expense recorded in the consolidated statements of operations. Upon review of its actual rate of forfeitures since the adoption of ASC 718, and in consideration of the reduction in force that took place during the fourth quarter of 2009, Cynosure changed its estimated forfeiture rate for employee grants in 2009 from 14% to 21%. This change in estimate was recorded as a cumulative catch-up adjustment of approximately $328,000 and as a reduction in stock-based compensation expense during the year ended December 31, 2009. Cynosure expects its forfeiture rate on future grants to decrease to historical levels.

Cynosure recorded stock-based compensation expense of $6.2 million, $7.4 million and $5.8 million. Cynosure capitalized $53,000 and $50,000, respectively, of stock-based compensation expense as a part of inventory as of December 31, 2009 and 2008.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cost of revenues	$447	$538	$373
Sales and marketing	2,685	2,987	1,966
Research and development	899	1,046	1,410
General and administrative	2,153	2,708	2,028
Other Expenses	—	143	—

Total stock-based compensation expense	$6,184	$7,422	$5,777

As of December 31, 2009, there was $4.2 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years. Cash received from option exercises was $0.1 million, $1.6 million and $6.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. Cynosure recognized $0.3 million in tax deficiencies from these option exercises for the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, Cynosure recognized $1.6 million and $8.4 million in tax benefits in excess of book deductions from these option exercises, respectively.

Cynosure granted 506,225, 372,090 and 558,050 stock options during the years ended December 31, 2009, 2008 and 2007, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted-average fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was $4.38, $13.15 and $18.84, respectively, using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.87% - 2.66%	2.19% - 3.30%	3.35% - 4.77%
Expected dividend yield	—	—	—
Expected term	5.8 years	5.8 years	5.8 years
Expected volatility	63% - 64%	64% - 66%	70%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to Cynosure’s initial public offering in December 2005, Cynosure believes there is not adequate information on the volatility of its own shares. As such, Cynosure’s estimated expected stock price volatility is based on a weighted-average of its own historic volatility and of the average volatilities of other similar companies in the same industry. Cynosure believes this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a single comparable company in the same industry. Cynosure’s expected term of options granted during the twelve months ended December 31, 2009, 2008 and 2007 was derived from the simplified method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with ASC 718 and the Equity Topic, ASC 505.

In July 2006, Cynosure entered into a consulting agreement with a former employee, who agreed to provide services to the Company after his employment terminates for a period of one year from the effective date of the agreement. This consulting agreement can be terminated at any time by either party. In connection with this agreement, all vested incentive stock options granted to this former employee were converted into an equivalent number of vested non-qualified stock options in order to avoid termination of such options and allow the former employee to exercise such options during the term of the consulting agreement. This agreement also provided for an additional year of vesting of all of the unvested options previously granted to the former employee, while he was employed by the Company, throughout the term of the consulting agreement. During the year ended December 31, 2007, Cynosure recorded approximately $0.7 million of additional stock-based compensation expense related to this agreement. This agreement expired in 2007 and no additional stock-based compensation expense was recorded in the years ended December 31, 2008 and 2009.

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

Income Taxes

Cynosure provides for income taxes in accordance with ASC 740, Accounting for Income Taxes (ASC 740). ASC 740 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Cynosure accounts for uncertain tax positions following the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net (Loss) Income per Common Share

Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Common shares outstanding includes both Class A and Class B as each share participates equally in earnings. Class B shares are convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2009 and 2008 is as follows:

	Years Ended December 31,
	2009	2008	2007
Net (loss) income	$(22,258)	10,199	14,512
Basic weighted average common shares outstanding	12,709	12,581	11,993
Weighted average common equivalent shares	—	225	661

Diluted weighted average common shares outstanding	12,709	12,806	12,654

Basic net (loss) income per share	$(1.79)	$0.81	$1.21

Diluted net (loss) income per share	$(1.79)	$0.80	$1.15

For the year ended December 31, 2009, the number of basic and diluted weighted average shares outstanding was the same. The Company had outstanding options to purchase approximately 1.0 million shares of the Company’s common stock that were potential dilutive securities outstanding as of December 31, 2009; however, any increase in the number of shares of common stock equivalents for the year ended December 31, 2009 would be antidilutive based on the net loss for the year and therefore were not included.

For the year ended December 31, 2008, options to purchase approximately 1.1 million shares of the Company’s common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive. For the year ended December 31, 2007, options to purchase approximately 0.2 million shares of the Company’s common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Cynosure does not expect the adoption of ASU 2009-13 will have a material impact on its financial position or statement of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Cynosure does not expect the adoption of ASU 2010-06 will have a material impact on its financial position or results of operations.

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

Cynosure’s short-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed, with one exception. To date, Cynosure has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. During the years ended December 31, 2009 and 2008, certain investments in ARS were successfully called at full par value and Cynosure received cash proceeds of approximately $2.7 million and $8.2 million, respectively. To date, during the first quarter of 2010, Cynosure received an additional $1.9 million in cash proceeds related to certain investments in ARS that were successfully called at full par value.

As of December 31, 2009 and 2008, Cynosure held $18.5 million and $21.1 million, respectively, at par value, of auction rate securities investments. The auction rate securities are managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Securities Rights (the Rights) from UBS. The Rights permit Cynosure to sell, or put, its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Cynosure expects to exercise our ARS Rights and put the auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights, therefore, Cynosure has reclassified its ARS and associated Rights to short-term investments and related financial instruments as of December 31, 2009. While the auction failures will limit its ability to liquidate these investments, until Cynosure exercises its Right on June 30, 2010, Cynosure believes that the ARS failures will not have an impact on its ability to fund ongoing operations and growth initiatives.

As a result of accepting the Rights, in 2008, Cynosure recognized an other-than-temporary impairment charge of approximately $4.3 million, which is based on the $16.8 million fair value of the ARS using a discounted cash flow methodology. Cynosure recorded the $4.3 million charge in other income (expense) in the consolidated statement of operations for the year ended December 31, 2008, for the amount of unrealized loss not previously recognized in earnings. Additionally, during the fourth quarter of 2008, in accordance with the Debt and Equity Securities Topic ASC 320, Cynosure elected to transfer the ARS investments from the available-for-sale category to the trading category and account for the ARS at fair value with changes in fair value reported in earnings as they occur. During the year ended December 31, 2009, Cynosure recorded a recovery in the fair value of the ARS of $2.9 million and an offsetting loss $2.9 million for the value of the Rights within other income (expense) in the statement of operations. Cynosure anticipates that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis until settlement.

As a result of the illiquidity in the market for ARS investments and given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued its investments in ARS and the Rights using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program—FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 6% to 41% with a weighted average discount across the portfolio of 11%. In order to assess the fair value of the Rights, Cynosure adjusted the fair value of the Rights for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010, based on Level 3 data available at December 31, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In accordance with ASC 820, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities, long-term investments and related financial instruments) measured at fair value as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$28,000	$—	$—	$28,000
State and municipal bonds(2)	—	13,285	—	13,285
Corporate obligations	—	1,503	—	1,503
US government sponsored enterprises	—	15,533	—	15,533
Equity securities	7	—	—	7
Auction rate securities	—	—	16,387	16,387
Auction rate securities rights	—	—	2,067	2,067

Total	$28,007	$30,321	$18,454	$76,782

(1)	Included in cash and cash equivalents at December 31, 2009.
(2)	$1.6 million included in cash and cash equivalents at December 31, 2009.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the year ended December 31, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$21,082
Other-than-temporary impairment charge included in (loss) on investments	(2,873)
Realized gain related to value of ARS Rights included in gain on investments	2,895
Net settlements	(2,650)

Balance at December 31, 2009	$18,454

4. Short and Long-Term Marketable Securities, Short-term Investments and Related Financial Instruments

Cynosure’s available-for-sale securities at December 31, 2009 consist of approximately $30.3 million of investments in debt securities consisting of state and municipal bonds, corporate bonds, U.S. Government agencies , treasuries and approximately $7,000 in equity securities. Cynosure’s trading securities at December 31, 2009 consist of approximately $16.4 million of investments in auction rate securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments in trading securities are recorded at fair market value, with any adjustments recorded to earnings.

As of December 31, 2009, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$1,612		$1,612	$—	$—

Total cash equivalents	$1,612		$1,612	$—	$—

Short-term marketable securities:
State and municipal bonds	$11,673		$11,671	$2	$—
Corporate obligations	1,503		1,502	1	—
U.S. government sponsored enterprises	10,525		10,515	10	—
Equity securities	7		8	—	(1)

Total short-term marketable securities	$23,708		$23,696	$13	$(1)

Long-term marketable securities:
U.S. government agencies and treasuries	5,008		5,011		(3)

Total long-term marketable securities	$5,008		$5,011	$—	—

Total available-for-sale securities	$30,328		$30,319	$13	$(4)

Trading Securities:
Short-term investments:
Auction rate securities	$16,387	*

Total marketable securities and short-term investments	$46,715

*	Excludes $2.1 million for fair value of ARS Rights

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

As of December 31, 2009, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$13,285	$13,285	$—	$—
Corporate obligations	1,503	1,503	—	—
U.S. government sponsored enterprises	15,533	10,525	5,008	—

Total available-for-sale debt securities	$30,321	$25,313	$5,008	$—

5. Acquisitions

In December 2008, Cynosure established a wholly-owned subsidiary in Korea, Cynosure, Korea Limited. (Cynosure Korea) in order to acquire the aesthetic laser sales division of Orient MG CO, Ltd. (Orient MG), an independent distributor of Cynosure’s products and services in the Korean market. On December 3, 2008, Cynosure Korea acquired the aesthetic laser business and assets of Orient MG through an asset purchase agreement for $1.0 million, which consisted of a cash payment of $464,000 by Cynosure and Cynosure’s forgiveness of $536,000 in accounts payable due to Cynosure and $50,000 of direct legal costs. The business purpose of this acquisition was to gain the ability to sell directly in Korea by acquiring the product registration licenses, customer lists and hire the employees operating this division from Orient MG. The assets acquired from Orient MG over which the purchase price was allocated in accordance with ASC 805, Business Combinations, included $164,000 of intangible assets, related to product registration rights and customer lists, with the remaining purchase price of $886,000 allocated to goodwill. Cynosure assigned an estimated useful life of five years to the product registration licenses, which was based on product lifecycles, and assigned an estimated useful life of two years to the customer lists.

In accordance with ASC 350, Cynosure evaluated the goodwill at the Korea reporting unit for impairment at December 31, 2009. Impairment is a condition that exists when the carrying amount of the goodwill exceeds its implied fair value. In accordance with ASC 350, step one of the evaluation process includes determining the fair value of the reporting unit, and then comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists and no loss is recognized. However, if the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the company would move to step two to further evaluate the goodwill.

At December 31, 2009, Cynosure calculated the fair value of the goodwill at the Korea reporting units using a discounted cash flow model resulting in a fair value of the reporting unit in excess of its carrying value. Therefore, Cynosure concluded that no impairment condition existed. Cynosure will continue to monitor the goodwill for impairment annually, unless events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

6. Segment and Geographic Information

In accordance with ASC 280, Segment Reporting Topic, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief decision-maker, as defined under ASC 280, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United States	$30,736	$85,736	$71,605
Europe	19,554	27,716	27,373
Asia/Pacific	15,113	16,237	12,970
Other	7,422	9,973	12,367

	$72,825	$139,662	$124,315

Net assets by geographic area are as follows:

	December 31,
	2009	2008
	(In thousands)
United States	$120,149	$136,672
Europe	6,215	6,675
Asia/Pacific	2,378	1,423
Eliminations	(4,912)	(4,416)

	$123,830	$140,354

Long-lived assets by geographic area are as follows:

	December 31,
	2009	2008
	(In thousands)
United States	$8,398	$9,035
Europe	2,867	652
Asia/Pacific	1,812	1,384

	$13,077	$11,071

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue for any period presented.

Cynosure Korea has long-lived assets of $1.4 million, or 11% of the Company’s total long-lived assets, as of December 31, 2009. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008. Cynosure Spain has long-lived assets of $2.0 million, or 15% of the Company’s total long-lived assets, as of December 31, 2009. These long-lived assets consist primarily of demonstration equipment.

7. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2009 Cost	2008 Cost
	(In thousands)
Equipment	3-5	$3,486	$3,227
Furniture and fixtures	5	1,979	1,410
Computer equipment and software	3	3,137	2,988
Leased Equipment	5	2,594	2,758
Leasehold improvements	5	1,463	1,540
Demonstration equipment	3	16,988	10,442
Construction in-progress		25	33

		29,672	22,398
Less: Accumulated depreciation and amortization		(19,105)	(13,976)

		$10,567	$8,422

Depreciation expense relating to property and equipment was $4.8 million, $3.6 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the cost of assets recorded under capitalized leases was approximately $2.4 million and $2.8 million, respectively, and the related accumulated amortization was approximately $2.1 million and $1.9 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2009	2008
	(In thousands)
Accrued payroll and taxes	$501	$2,719
Accrued employee benefits	721	719
Accrued warranty costs	2,434	3,614
Accrued commissions	1,027	2,435
Accrued other	4,852	6,115

	$9,535	$15,602

8. Related Party Transactions

Purchases of inventory from El.En. S.p.A, (“El.En.”) during the years ended December 31, 2009, 2008 and 2007 were approximately $4.9 million, $15.8 million and $8.1 million, respectively. As of December 31, 2009 and 2008, amounts due to related party for these purchases were approximately $1.4 million and $6.1 million, respectively. Amounts due from El.En. as of December 31, 2008 were $40,000, which represent services performed by Cynosure and are included within prepaid expenses and other current assets. There were no amounts due from El.En. as of December 31, 2009.

9. Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual class capital structure consisting of $0.001 par value class A and class B common stock. Cynosure has authorized 61,500,000 shares of $0.001 par value class A common stock and 8,500,000 shares of $0.001 par value class B common stock. As of December 31, 2009, there were 9,775,027 shares of class A common stock issued and 2,975,297 shares of class B common stock issued. The rights, preferences and privileges of each class of common stock are as follows:

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

Treasury Stock

On July 28, 2009, Cynosure’s Board of Directors authorized the repurchase of up to $10 million of its class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate on August 1, 2010, unless Cynosure’s Board of Directors discontinues it sooner. During the year ended December 31, 2009, Cynosure repurchased 3,314 shares of its common stock at an aggregate cost of approximately $32,000 and at a weighted average price of $9.75 per share under this program.

10. Stock-Based Compensation

2004 Stock Option Plan

In October 2004, the Board of Directors adopted and the stockholders approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2007, there were no shares available for future grant under the 2004 Plan.

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

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. The number of shares of class A common stock reserved for issuance under the 2005 Plan is 2,188,369 shares. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2009, there are 474,898 shares available for future grant under the 2005 Plan.

Stock option activity under the 1992 Plan, the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	703,004	$ 3.00 - $39.39	$17,76		$1,533
Unvested	649,743	3.00 - $39.39	23.44		256

Outstanding, December 31, 2008	1,352,747	3.00 - $39.39	20.49	7.89 years	1,789
Granted	506,225	5.07 - 7.84	7.55
Exercised	(15,671)	3.00 - 7.84	3.77		$50
Forfeited	(117,574)	4.50 - 39.39	24.29

Outstanding, December 31, 2009	1,725,727	$ 3.00 - $39.39	$16.58	7.54 years	$3,601

Vested	1,139,742	$ 3.00 - $39.39	$18.13		$2,050
Unvested	585,985	3.00 - $39.39	13.57		1,551

Vested or expected to vest, December 31, 2009	1,569,065	$ 3.00 - $39.39	$19.73	7.30 years	$1,126

Exercisable, December 31, 2009	1,139,742	$ 3.00 - $39.39	$18.13	6.89 years	$2,050

11. Income Taxes

(Loss) income before income tax provision consists of the following:

	2009	2008	2007
	(In thousands)
Domestic	$(18,446)	$11,735	$17,694
Foreign	(653)	3,235	5,094

Total	$(19,099)	$14,970	$22,788

The provision for income taxes consists of:

	2009	2008	2007
	(In thousands)
Current:
Federal	$(3,422)	$5,691	$7,602
State	122	754	471
Foreign	184	1,145	1,945

Total current	(3,116)	7,590	10,018
Deferred:
Federal	6,187	(2,360)	(1,326)
State	512	(245)	(90)
Foreign	76	(214)	(326)

Total deferred	6,775	(2,819)	(1,742)

	$3,659	$4,771	$8,276

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2009	2008	2007
Income tax provision at federal statutory rate:	35.0%	35.0%	35.0%
(Decrease) increase in tax resulting from -
State taxes, net of federal benefit	3.7	1.8	—
Nondeductible expenses	(1.4)	1.9	1.0
Tax-exempt interest income	0.6	(4.5)	(3.0)
Effect of foreign taxes	0.8	(1.3)	(1.8)
Stock-based compensation	(1.3)	1.9	0.3
Research and development credit	1.1	(3.0)	—
Change in valuation allowance	(56.6)	—	—
Effect of IRS Exam settlement	—	—	4.2
Other	(1.1)	0.1	0.6

Effective income tax rate	(19.2)%	31.9%	36.3%

Significant components of Cynosure’s net deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Foreign net operating loss carryforwards and temporary differences	$1,210	$880
Domestic net operating loss and credit carryforwards	1,247	—
Reserves and allowances	2,943	2,472
Depreciation	498	252
Stock-based compensation	5,072	3,337
Other temporary differences	660	922

Gross deferred tax assets	11,630	7,863
Valuation allowance for deferred tax assets	(11,210)	(382)

Net deferred tax assets	$420	$7,481

During the fourth quarter of 2009, Cynosure determined that its net domestic deferred tax assets were no longer more-likely-than-not realizable. As a result, Cynosure recorded a deferred tax provision of $10.4 million to establish a full valuation allowance on its net domestic deferred tax assets. At December 31, 2009, Cynosure had a cumulative three-year domestic pre-tax book income; however, Cynosure expects to be in a cumulative three-year domestic pre-tax book loss at least as of December 31, 2010 and 2011 due to the significant pre-tax book loss incurred in 2009. Therefore, the utilization of Cynosure’s net domestic deferred tax assets is dependent on future earnings, which cannot be projected with certainty at this time. Cynosure has recorded a receivable of $3.4 million related to the benefit of current year federal tax net operating loss that will be carried back to prior years to recover previously paid income taxes.

At December 31, 2009, Cynosure has foreign net operating losses of approximately $3.5 million in various foreign jurisdictions available to reduce future foreign income. Foreign net operating losses in Germany, the United Kingdom, and France do not expire. Other foreign net operating loss carryovers begin to expire in 2016. For the year ended December 31, 2009, Cynosure recorded a deferred tax provision of $0.4 million related to its foreign deferred tax assets and therefore, as of December 31, 2009 maintained a full valuation allowance on all of its foreign deferred tax assets in Germany, Japan, and Mexico.

In 2006, Cynosure adopted ASC 718, Accounting for Stock Based Compensation. In 2009, the Company recognized an immaterial benefit for stock based compensation deductions, which was recorded to additional paid-in capital. Cynosure also reduced its deferred tax assets by $0.3 million for stock options that have expired unexercised in the current year. This charge was recorded to additional paid-in capital.

Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $7.6 million, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with a hypothetical calculation.

In July 2006, the guidance within ASC 740 related to accounting for income taxes was issued which clarified a company’s accounting for uncertain income tax positions that are recognized in financial statements. Cynosure adopted the accounting pronouncements for uncertain tax positions as of January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2009 and 2008, Cynosure had no material unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2009 and 2008 in the statement of operations and balance sheet was immaterial.

No significant changes or material settlements for uncertain tax positions are expected in the next reporting year.

12. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $286,000, $366,000 and $135,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

13. Commitments and Contingencies

Lease Commitments

Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through March 2012. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1.8 million, $1.7 million and $1.7 million, respectively.

Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through June 2014. Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
2010	$1,621	$299
2011	1,251	142
2012	1,356	31
2013	85	6
2014	86	2

Total minimum lease payments	$4.399	$480

Less amount representing interest		(45)

Present value of obligations under capital leases		$435
Current portion of capital lease obligations		264

Capital lease obligations, net of current portion		$171

Lease Guarantees

During 2000 and 2001, Cynosure guaranteed the lease obligations for two locations that are operated by Sona MedSpa, and will be obligated to pay these leases if Sona MedSpa cannot make the required lease payments. Minimum lease payments guaranteed by Cynosure as of December 31, 2009 are as follows, in thousands:

2010	$43
2011	18

Total minimum lease payments guaranteed by Cynosure	$61

Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. Cynosure also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with Cynosure and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion on June 17, 2008, but no decision on the motion has been rendered. Cynosure is not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, Cynosure commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. On August 11, 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and Cynosure cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. The court denied the insurer’s motion on May 13, 2009. On January 7, 2010 the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend Cynosure against the putative class claims and to indemnify Cynosure for any single damages, attorneys’ fees or costs. Per agreement of the parties, Cynosure was awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment on January 27, 2010. The insurer’s appeal of Cynosure’s fee application is currently pending before the U.S. First Circuit Court of Appeals.

On January 9, 2008, Cynosure commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc., or CoolTouch, for infringement of U.S. Patent No. 6,206,873, or the 873 patent. Cynosure’s complaint alleged that CoolTouch’s “CoolLipo” infringes on the 873 patent and sought damages and injunctive relief. The lawsuit alleged that CoolTouch’s 130nm CoolLipo TM laser system infringes on the 873 patent, which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by Cynosure’s largest shareholder, El.En. S.p.A., and licensed by Cynosure. On January 31, 2008, CoolTouch answered Cynosure’s complaint, denying liability and alleging that the 873 patent is not infringed and is invalid and also asserted counterclaims against Cynosure in the same court alleging patent infringement by the Company. On February 18, 2009, CoolTouch dismissed, with prejudice, its counterclaims alleging that Cynosure infringed U.S. Patent Nos. 7,217,265 and 6,451,007.

On January 14, 2010, CoolTouch agreed to a Consent Judgment that it has infringed on the 873 patent and that the patent is valid and enforceable. CoolTouch also has granted to Cynosure and El.En. a royalty free license to any patents or patent applications owned or controlled by CoolTouch related to the treatment of fat and cellulite. Under the terms of the settlement, CoolTouch will make payments representing a 9% royalty on sales of CoolLipo made prior to the agreement and a portion of Cynosure’s legal expenses. CoolTouch also has agreed to pay a royalty rate of 10% of future net sales for any licensed product sold strictly for lipolysis, and 7.5% of future net sales for any licensed product sold for lipolysis and at least one other aesthetic procedure.

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

14. Subsequent Events

On January 14, 2010, Cynosure settled a patent infringement lawsuit against CoolTouch Inc., regarding a laser technology to remove subcutaneous fat (See Note 13 for further details).

Management evaluated all other activity of Cynosure and concluded that no other subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements for the period ended December 31, 2009.

15. Summary Selected Quarterly Financial Data (Unaudited)

During the fourth quarter of 2009, Cynosure recorded a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting Cynosure’s newer generation products more quickly than the Company anticipated, coupled with the downturn in the overall aesthetic laser market.

During the fourth quarter of 2009, Cynosure determined that its net domestic deferred tax assets were no longer more-likely-than-not realizable. As a result, Cynosure recorded a deferred tax provision of $10.4 million to establish a full valuation allowance on certain net domestic deferred tax assets. At December 31, 2009, Cynosure had a cumulative three-year domestic pre-tax book income, however, Cynosure expects to be in a cumulative three-year domestic pre-tax book loss ending December 31, 2010 and 2011 due to the significant pre-tax book loss incurred in 2009. Therefore, the utilization of Cynosure’s net domestic deferred tax assets is dependent on future earnings, which cannot be projected with certainty at this time.

During the fourth quarter of 2008, Cynosure recorded a write off of approximately $2.8 million related to uncollectible accounts from certain customers affected by the overall economic environment and the tightening of the credit markets, which subsequently caused a number of practitioners to be unable to meet their payment obligations during the fourth quarter.

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2009. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(In thousands, except per share data)
Revenues	$14,816	$20,813	$17,937	$19,259
Gross profit	$9,016	$12,076	$10,477	$8,448
Loss from operations	$(7,135)	$(4,092)	$(3,341)	$(5,748)
Net loss	$(4,021)	$(2,324)	$(1,915)	$(14,498)
Basic net loss per share	$(0.32)	$(0.18)	$(0.15)	$(1.14)
Diluted net loss per share	$(0.32)	$(0.18)	$(0.15)	$(1.14)

	Quarter Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(In thousands, except per share data)
Revenues	$36,763	$39,195	$38,209	$25,495
Gross profit	$24,392	$26,317	$24,813	$15,435
Income (loss) from operations	$5,899	$6,793	$4,927	$(5,058)
Net income (loss)	$4,870	$4,660	$3,163	$(2,494)
Basic net income (loss) per share	$0.39	$0.37	$0.25	$(0.20)
Diluted net income (loss) per share	$0.38	$0.36	$0.25	$(0.20)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

4.1	Specimen certificate evidencing shares of class A common stock (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.3*	2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.4*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.5*	Employment Agreement, dated January 1, 2003, between the Company and George Cho (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.6*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.7†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.8†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.9	Promissory Note, dated October 1, 2004, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.10	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.11	Reimbursement Agreement among the Company, El.En. S.p.A. and BRCT, Inc. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.12*	Option Agreement, dated December 17, 2003, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.13*	Option Agreement, dated May 13, 2005, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.14	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed November 7, 2006)

Exhibit Number	Description
10.15*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.