Form 10-Q
period 2010-03-31
CYNOSURE INC
filed 2010-05-07
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 3, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,769,079
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents (Note 4)	$35,742	$44,797
Short-term marketable securities (Notes 4 and 5)	38,381	23,708
Short-term investments and related financial instruments (Notes 4 and 5)	14,599	18,454
Accounts receivable, net	11,236	11,773
Inventories	20,637	21,815
Prepaid expenses and other current assets	6,384	6,441
Deferred income taxes	368	160

Total current assets	127,347	127,148

Property and equipment, net	10,010	10,567
Long-term marketable securities (Notes 4 and 5)	3,013	5,008
Other assets	2,285	2,510

Total assets	$142,655	$145,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,411	$4,822
Amounts due to related party (Note 11)	1,931	1,350
Accrued expenses	9,382	9,535
Deferred revenue	4,096	4,269
Capital lease obligation	233	264

Total current liabilities	20,053	20,240

Capital lease obligation, net of current portion	122	171
Deferred revenue, net of current portion	595	620
Other noncurrent liability	349	372

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,780 Class A shares and 2,975 Class B shares at March 31, 2010; Issued— 9,775 Class A shares and 2,975 Class B shares at December 31, 2009, respectively	13	13
Additional paid-in capital	119,066	117,814
Retained earnings	4,961	7,773
Accumulated other comprehensive loss	(2,109)	(1,451)
Treasury stock, 11 Class A shares and 36 Class B shares at March 31, 2010, at cost; 3 Class A shares and 36 Class B shares at December 31, 2009, at cost	(395)	(319)

Total stockholders’ equity	121,536	123,830

Total liabilities and stockholders’ equity	$142,655	$145,233

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Product revenues	$14,221	$10,902
Parts, accessories and service revenues	4,672	3,914

Total revenues	18,893	14,816
Cost of revenues	8,093	5,800

Gross profit	10,800	9,016

Operating expenses:
Sales and marketing	8,402	10,530
Research and development	1,707	1,741
General and administrative	3,233	3,880

Total operating expenses	13,342	16,151

Loss from operations	(2,542)	(7,135)
Interest income, net	53	265
Other expense, net	(151)	(56)

Loss before provision (benefit) for income taxes	(2,640)	(6,926)
Provision (benefit) for income taxes	172	(2,905)

Net loss	$(2,812)	$(4,021)

Basic net loss per share	$(0.22)	$(0.32)

Diluted net loss per share	$(0.22)	$(0.32)

Basic weighted average common shares outstanding	12,711	12,701

Diluted weighted average common shares outstanding	12,711	12,701

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(2,812)	$(4,021)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,479	1,129
(Gain) loss on investments	(20)	74
Stock-based compensation expense	1,220	1,825
Gain on disposal of fixed assets	(13)	—
Accretion of discounts on marketable securities	216	47
Changes in operating assets and liabilities:
Accounts receivable	256	6,977
Inventories	(334)	(1,404)
Net book value of demonstration inventory sold	208	49
Prepaid expenses and other current assets	10	(2,763)
Accounts payable	(374)	(1)
Due to related party	590	(2,924)
Tax benefit from stock option exercises	—	(3)
Accrued expenses	(33)	(5,073)
Deferred revenue	(161)	214
Other noncurrent liability	(1)	(5)

Net cash provided by (used in) operating activities	231	(5,879)

Investing activities:
Purchases of property and equipment	(99)	(363)
Proceeds from the sales and maturities of marketable securities	14,375	13,909
Purchases of marketable securities	(23,400)	(11,276)
Increase in other noncurrent assets	(35)	(216)

Net cash (used in) provided by investing activities	(9,159)	2,054

Financing activities:
Excess tax benefit on options exercised	—	3
Repurchases of common stock	(76)	—
Proceeds from stock option exercises	38	37
Payments on capital lease obligation	(65)	(108)

Net cash used in financing activities	(103)	(68)
Effect of exchange rate changes on cash and cash equivalents	(24)	61

Net decrease in cash and cash equivalents	(9,055)	(3,832)
Cash and cash equivalents, beginning of the period	44,797	49,257

Cash and cash equivalents, end of the period	$35,742	$45,425

Supplemental cash flow information
Cash paid for interest	$13	$24

Cash paid for income taxes	$73	$49

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$1,152	$1,405
Net unrealized (loss) gain on marketable securities, net of $(1) and $5 deferred income tax (benefit) provision	$(1)	$8

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.2 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. Cynosure capitalized $47,000 and $71,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2010 and 2009, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cost of revenues	$86	$121
Sales and marketing	579	787
Research and development	178	269
General and administrative	377	648

Total stock-based compensation expense	$1,220	$1,825

Cash received from option exercises was $38,000 and $37,000 during the three months ended March 31, 2010 and 2009, respectively. Cynosure had no actual tax benefits recognized during the three months ended March 31, 2010 and $11,000 in actual tax benefits recognized during the three months ended March 31, 2009. Actual tax benefits are primarily the result of disqualifying dispositions of incentive stock options exercised which result in a reduction of income taxes payable.

Cynosure granted 354,500 and 376,000 stock options during the three months ended March 31, 2010 and 2009, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options, rather than a binomial model. The weighted average fair value of the options granted during the three months ended March 31, 2010 and 2009 was $5.63 and $4.44, respectively, using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.33%	1.87%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	59%	63%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the three months ended March 31, 2010 and 2009 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Raw materials	$3,180	$3,700
Work in process	1,213	1,302
Finished goods	16,244	16,813

	$20,637	$21,815

Note 4 — Fair Value

U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cynosure’s short-term investments and related financial instruments consist of tax exempt certificates with an auction reset feature (auction rate securities or ARS) whose underlying assets are generally student loans, which are substantially backed by the federal government. Auctions have failed for these securities since 2008, however, to date Cynosure has collected all interest receivable on outstanding ARS when due and expects to continue to do so in the future. During the year ended December 31, 2009, certain investments in ARS were successfully called at full par value and Cynosure received cash proceeds of approximately $2.7 million. During the three months ended March 31, 2010, an additional $3.9 million in cash proceeds related to certain investments in ARS were successfully called at full par value. To date, during the second quarter of 2010, Cynosure received an additional $2.7 million in cash proceeds related to certain investments in ARS that were successfully called at full par value.

As of March 31, 2010 and December 31, 2009, Cynosure held $14.6 million and $18.5 million, respectively, at par value, of auction rate securities investments. The auction rate securities are managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Securities Rights (the Rights) from UBS. The Rights permit Cynosure to sell, or put, its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. Cynosure expects to exercise its ARS Rights and put its auction rate securities to UBS on June 30, 2010, the earliest date allowable under the Rights.

During the fourth quarter of 2008, Cynosure elected to transfer the ARS investments from the available-for-sale category to the trading category and account for the ARS at fair value with changes in fair value reported in earnings as they occur. During the year ended December 31, 2009, Cynosure recorded a recovery in the fair value of the ARS of $2.9 million and an offsetting loss of $2.9 million for the value of the Rights. During the three months ended March 31, 2010, Cynosure recorded a recovery in the fair value of the ARS of $1.2 million and an offsetting loss of $1.2 million for the value of the Rights. These amounts have been recorded within other income (expense) in the statement of operations. Cynosure anticipates that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis until settlement.

As a result of the illiquidity in the market for ARS investments and given the current failures in the auction markets to provide quoted market prices of the securities, as well as the lack of any correlation of these instruments to other observable market data, Cynosure valued its investments in ARS and the Rights using a discounted cash flow methodology with the most significant inputs categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program—FFELP), the probability of the auction succeeding or the security being called, the estimated period to liquidation, and an illiquidity discount factor. Based on these inputs, discounts from par ranged from 2% to 37% with a weighted average discount across the portfolio of 6%. In order to assess the fair value of the Rights, Cynosure adjusted the fair value of the Rights for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010, based on Level 3 data available at March 31, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities, short-term investments and related financial instruments) measured at fair value as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$19,308	$—	$—	$19,308
State and municipal bonds (2)	—	20,630	—	20,630
US government sponsored enterprises	—	22,371	—	22,371
Equity securities	14	—	—	14
Auction rate securities	—	—	13,723	13,723
Auction rate securities rights	—	—	876	876

Total	$19,322	$43,001	$14,599	$76,922

(1)	Included in cash and cash equivalents at March 31, 2010.
(2)	$1.6 million included in cash and cash equivalents at March 31, 2010.

During the three months ended March 31, 2010, there were no significant transfers in and out of Level 1 and Level 2.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the three months ended March 31, 2010 (in thousands):

Auction Rate Securities
Balance at December 31, 2009	$18,454
Recovery on ARS included in gain on investments	1,211
Loss related to value of ARS Rights included in (loss) on investments	(1,191)
Net settlements	(3,875)

Balance at March 31, 2010	$14,599

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5 — Short and Long-Term Marketable Securities, Short-Term Investments and Related Financial Instruments

Cynosure’s available-for-sale securities at March 31, 2010 consist of approximately $43.0 million of investments in debt securities consisting of state and municipal bonds, U.S. government agencies and treasuries and approximately $14,000 in equity securities. Cynosure’s trading securities at March 31, 2010 consist of approximately $13.7 million of investments in auction rate securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments in trading securities are recorded at fair market value, with any adjustments recorded to earnings. As of March 31, 2010, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$1,621		$1,621	$—	$—

Total cash equivalents	$1,621		$1,621	$—	$—

Short-term marketable securities:
State and municipal bonds	$19,009		$19,013	$—	$(4)
US government sponsored enterprises	19,358		19,362	8	(12)
Equity securities	14		8	6	—

Total short-term marketable securities	$38,381		$38,383	$14	(16)

Long-term marketable securities:
US government sponsored enterprises	3,013		3,007	7	(1)

Total long-term marketable securities	$3,013		$3,007	$7	(1)

Total available-for-sale securities	$43,015		$43,011	$21	$(17)

Trading Securities:
Short-term investments:
Auction rate securities	$13,723	*

Total marketable securities and short-term investments	$56,738

*	Excludes $0.9 million for fair value of ARS Rights.

As of March 31, 2010, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$20,630	$20,630	$—	$—
U.S. government sponsored enterprises	22,371	19,358	3,013	—

Total available-for-sale debt securities	$43,001	$39,988	$3,013	$—

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2010, which is a component of accrued expenses in the consolidated balance sheets:

March 31, 2010
(in thousands)
Warranty accrual, beginning of period	$2,440
Warranty provision related to new sales	714
Costs incurred	(846)

Warranty accrual, end of period	$2,308

Note 7 — Segment Information

Cynosure identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief decision-maker is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table represents total revenue by geographic destination:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
United States	$6,184	$7,367
Europe	6,234	3,929
Asia / Pacific	3,667	1,964
Other	2,808	1,556

Total	$18,893	$14,816

Total assets by geographic area are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
United States	$126,523	$127,752
Europe	11,842	13,123
Asia / Pacific	6,140	6,346
Eliminations	(1,850)	(1,988)

Total	$142,655	$145,233

Long-lived assets by geographic area are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
United States	$8,086	$8,398
Europe	2,373	2,867
Asia / Pacific	1,836	1,812

Total	$12,295	$13,077

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or total assets for any period presented.

Cynosure Korea has long-lived assets of $1.4 million, or 11% of the Company’s total long-lived assets, as of March 31, 2010. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008. Cynosure Spain has long-lived assets of $1.7 million, or 14% of the Company’s total long-lived assets, as of March 31, 2010. These long-lived assets consist primarily of demonstration equipment.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 8 — Net Loss Per Common Share

Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Common shares outstanding includes both Class A and Class B common stock as each participates equally in earnings. Class B shares are convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,812)	(4,021)

Basic weighted average common shares outstanding	12,711	12,701
Weighted average common equivalent shares	—	—

Diluted weighted average common shares outstanding	12,711	12,701

Basic net loss per share	$(0.22)	$(0.32)

Diluted net loss per share	$(0.22)	$(0.32)

For the three months ended March 31, 2010 and 2009, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for the three months ended March 31, 2010 and 2009 would be antidilutive based on the net loss for the period. Options outstanding to purchase 994,000 and 1,417,000 at March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 9 — Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$4	$6
Cumulative translation adjustment	(2,113)	(1,457)

Total accumulated other comprehensive loss	$(2,109)	$(1,451)

The components of total comprehensive loss for the three month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cumulative translation adjustment	$(656)	$(771)
Unrealized loss on marketable securities	(2)	(75)

Total other comprehensive loss	(658)	(846)
Reported net loss	(2,812)	(4,021)

Total comprehensive loss	$(3,470)	$(4,867)

Note 10 — Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Note 11 — Related Party Transactions

As of March 31, 2010, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2010 and 2009 were approximately $1.4 million and $1.2 million, respectively. As of March 31, 2010 and December 31, 2009, amounts due to related party for these purchases were approximately $1.9 million and $1.4 million, respectively. There were no amounts due from El.En. as of March 31, 2010 or December 31, 2009.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12 — Income Taxes

At March 31, 2010, there are no material gross unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and clarifies inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company’s adoption of ASU 2010-06 for Level 1 and 2 assets did not have a material impact on its financial position or statement of operations. Cynosure does not expect the adoption of ASU 2010-06 on Level 3 assets will have a material impact on its financial position or statement of operations.

Note 14 – Subsequent Events

Management evaluated all other activity of Cynosure and concluded that no other subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements for the period ended March 31, 2010.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, particularly in Part I — Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 12, 2010. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the three months ended March 31, 2010, we derived approximately 75% of our revenues from sales of our products and 25% of our revenues from parts, accessories and service revenues. During the three months ended March 31, 2009, we derived approximately 74% of our revenues from sales of products and 26% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, France, Spain, the United Kingdom, Germany, Korea, China and Japan and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2010, and 2009 we derived 60% and 47% of our revenues, respectively, from sales outside North America. As of March 31, 2010, we had 32 sales employees covering North America, 28 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 28 distributors covering 71 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2010 and 2009:

	Percentage of Revenues
	Three-Months Ended March 31,
Region	2010	2009
North America	40%	53%
Europe	33	27
Asia/Pacific	19	13
Other	8	7

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2010 and 2009, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				$ Change	% Change
	2010		2009
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$14,221	75%	$10,902	74%	$3,319	30%
Parts, accessories and service revenues	4,672	25	3,914	26	758	19

Total revenues	18,893	100	14,816	100	4,077	28
Cost of revenues	8,093	43	5,800	39	2,293	40

Gross profit	10,800	57	9,016	61	1,784	20
Operating expenses
Sales and marketing	8,402	44	10,530	71	(2,128)	(20)
Research and development	1,707	9	1,741	12	(34)	(2)
General and administrative	3,233	17	3,880	26	(647)	(17)

Total operating expenses	13,342	70	16,151	109	(2,809)	(17)

Loss from operations	(2,542)	(13)	(7,135)	(48)	4,593	(64)
Interest income, net	53	—	265	2	(212)	(80)
Other expense, net	(151)	(1)	(56)	—	(95)	170

Loss before provision (benefit) for income taxes	(2,640)	(14)	(6,926)	(47)	4,286	62
Provision (benefit) for income taxes	172	1	(2,905)	(20)	3,077	(106)

Net loss	$(2,812)	(15)%	$(4,021)	(27)%	$1,209	30%

Revenues

Revenues in the three months ended March 31, 2010 increased from the three months ended March 31, 2009 by $4.1 million or 28%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Product sales in North America	$6,328	$6,257	$71	1%
Product sales outside North America	7,893	4,645	3,248	70
Parts, accessories and service sales	4,672	3,914	758	19

Total Revenues	$18,893	$14,816	$4,077	28%

•

Revenues from the sale of products in North America increased 1% from the first quarter of 2009. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the first quarter of 2010, credit continued to be difficult to obtain and our potential customers were not as able to expand their practices or commit to purchasing equipment from us.

•

Revenues from sales of products outside of North America increased by approximately $3.2 million, or 70%, from the 2009 period, due to stronger revenues from our European and Asian subsidiaries as well as sales to our international distributors.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.8 million, or 19%, from the 2009 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories.

Cost of Revenues

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Cost of revenues (in thousands)	$8,093	$5,800	$2,293	40%
Cost of revenues (as a percentage of total revenues)	43%	39%

Total cost of revenues increased $2.3 million, or 40%, to $8.1 million for three months ended March 31, 2010, as compared to $5.8 million for the three months ended March 31, 2009, primarily related to our 28% increase of revenues. Our total cost of revenues increased as a percentage of total revenues to 43% for the three months ended March 31, 2010, from 39% for the three months ended March 31, 2009, primarily due to a higher percentage of laser revenue from our international distribution where our products tend to have lower average selling prices than North America.

Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Sales and marketing (in thousands)	$8,402	$10,530	$(2,128)	(20)%
Sales and marketing (as a percentage of total revenues)	44%	71%

Sales and marketing expenses decreased $2.1 million, or 20%. The decrease is primarily attributed to a decrease of $1.2 million in personnel, administrative costs and travel expenses associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $0.9 million, primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Our sales and marketing expenses for the three months ended March 31, 2010 also decreased as a percentage of revenue to 44% partially due to the reduction of these expenses as well as a 28% increase to revenues for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Research and development (in thousands)	$1,707	$1,741	$(34)	(2)%
Research and development (as a percentage of total revenues)	9%	12%

Research and development expenses remained relatively consistent for the three months ended March 31, 2010 when compared with the three months ended March 31, 2009.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
General and administrative (in thousands)	$3,233	$3,880	$(647)	(17)%
General and administrative (as a percentage of total revenues)	17%	26%

General and administrative expenses decreased $0.6 million, or 17%, primarily related to a decrease in legal and professional costs incurred in connection with our patent infringement case against CoolTouch, which was settled in January 2010.

Interest Income, net

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Interest income, net (in thousands)	$53	$265	$(212)	(80)%

The decrease in interest income, net was primarily due to our investing in securities that carry less risk as opposed to a maximum return from the three month period ending March 31, 2009.

Other Expense, net

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Other expense, net (in thousands)	$151	$56	$95	170%

The increase in other expense, net is primarily a result of net foreign currency remeasurement losses being greater in the first quarter of 2010 than in the first quarter of 2009 due to the weakening of the U.S. dollar, primarily against the euro.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Provision (benefit) for income taxes (in thousands)	$172	$(2,905)	$3,077	(106)%
Provision (benefit) as a % of income before provision (benefit) for income taxes	7%	(42)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended March 31, 2010, we recorded an income tax provision of $0.2 million, representing an effective tax rate of 7%. Given the uncertainty of future income in the U.S. we continued to maintain a valuation allowance against our net domestic deferred tax assets, and therefore we did not receive a benefit for our losses in the U.S. for the first quarter of 2010. During the three months ended March 31, 2009, we recorded an income tax benefit of $2.9 million, representing an effective tax rate of (42)%. The effective tax rate from the 2009 period to the 2010 period changed primarily due to the valuation allowance maintained against the net domestic deferred tax assets, including current year net operating losses at March 31, 2010.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At March 31, 2010, our cash, cash equivalents, short and long-term marketable securities, short-term investments and related financial instruments were $91.7 million. Our cash and cash equivalents of $35.7 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Our short-term marketable securities of $38.4 million consist of investments in various state and municipal governments, U.S. government treasuries and agencies all of which mature by March 31, 2011. Our long-term marketable securities of $3.0 million consist of investments in U.S. government agencies all of which mature by May 31, 2011. Our short-term investments and related financial instruments, which includes ARS with a fair market value of $13.7 million and a related Right with a fair market value of $0.9 million, consist primarily of tax exempt certificates with an auction reset feature (auction rate securities), with underlying assets consisting generally of student loans, which are substantially backed by the federal government.

Auctions have failed for these securities since 2008, however, to date we have collected all interest receivable on outstanding ARS when due and expect to do so in the future. During the year ended December 31, 2009, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $2.7 million. During the three months ended March 31, 2010, we received an additional $3.9 million in cash proceeds related to certain investments in ARS that were successfully called at full par value. To date, during the second quarter of 2010, we received an additional $2.7 million in cash proceeds related to certain investments in ARS that were successfully called at full par value.

On November 3, 2008, we agreed to accept Auction Rate Security Rights, (the Rights), from UBS Financial Services Inc. (UBS). The Rights permit us to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise these Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights.

During the fourth quarter of 2008, we elected to transfer the ARS investments from available-for-sale to the trading category and account for the ARS at fair value with changes in fair value reported in earnings as they occur. During the year ended December 31, 2009, we recorded a recovery in the fair value of the ARS of $2.9 million and an offsetting loss of $2.9 million for the value of the Rights. During the three months ended March 31, 2010, we recorded a recovery in the fair value of the ARS of $1.2 million in gain on investment and recorded an offsetting loss of $1.2 million for the value of the Rights within other income (expense) in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis.

Based on our expectations for future operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred minimal capital expenditures for the three months ended March 31, 2010 and expect capital expenditures for the remainder of the year to be relatively consistent with the year ended December 31, 2009. During the three months ended March 31, 2010 and 2009, respectively, we transferred $1.2 million and $1.4 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate on August 1, 2010, unless our Board of Directors discontinues it sooner. During the three months ended March 31, 2010, we repurchased 7,700 shares of our common stock at an aggregate cost of approximately $76,000 and at a weighted average price of $9.74 per share under this program. As of March 31, 2010 we have repurchased an aggregate of 11,014 shares under the program.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2010. This resulted primarily from net loss for the period of $2.8 million, increased by approximately $2.7 million in depreciation and amortization and stock-based compensation expense and increased by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $0.2 million principally related to an increase in amounts due to related party of $0.6 million and a decrease in accounts receivable of $0.3 million due to increased collection efforts offset by a decrease in deferred revenue $0.2 million and a decrease in accounts payable of $0.4 million. Net cash used in investing activities was $9.2 million for the three months ended March 31, 2010, which consisted primarily of net purchases of marketable securities of $9.0 million and $0.1 million used for fixed asset purchases. Net cash used in financing activities during the three months ended March 31, 2010 was $0.1 million, principally relating to payments on capital lease obligations and common stock repurchases.

Net cash used in operating activities was $5.9 million for the three months ended March 31, 2009. This resulted primarily from net loss for the period of $4.0 million, decreased by approximately $3.0 million in depreciation and amortization and stock-based compensation expense and decreased by approximately $0.1 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $4.9 million principally related to an increase in income tax receivable and a decrease in amounts due to related party and accrued expenses offset by a decrease in accounts receivable due to increased collection efforts and reduced sales. Net cash provided by investing activities was $2.1 million for the three months ended March 31, 2009, which consisted primarily of the net proceeds from the sale of marketable securities of $2.6 million and offset by $0.4 million used for fixed asset purchases. Net cash used in financing activities during the three months ended March 31, 2009 was $0.1 million, principally relating to payments on capital lease obligations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to our critical accounting policies as of March 31, 2010.

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

	As of March 31, 2010	Maturing in 2010	Maturing in 2011
Investments (at fair value)	$43,001	$23,056	$19,945
Weighted average interest rate	0.38%	0.31%	0.47%

We hold investments in auction-rate securities or ARS with underlying assets that generally consist of student loans, which are substantially backed by the federal government. Auctions have failed for these securities since 2008, however, to date we have collected all interest receivable on outstanding ARS when due and expect to do so in the future. During the three months ended March 31, 2010, certain investments in ARS were successfully called at full par value and we received cash proceeds of approximately $3.9 million.

During the three months ended March 31, 2010, we adjusted the carrying amount of our ARS to estimated fair market value. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in its portfolio, we may incur further temporary impairments or other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As of March 31, 2010 and December 31, 2009, we held $14.6 million and $18.5 million, respectively, at par value, of auction rate security investments. As discussed further in “Liquidity and Capital Resources” above, we expect to exercise our Rights and put the ARS back to UBS at par value on June 30, 2010, the earliest date allowable under the Rights. We measured the value of the ARS at $14.6 million and we recognized a recovery of $1.2 million in gain on investment and recorded an offsetting loss of $1.2 million for the value of the Rights within other income (expense) in the statement of operations. We anticipate that any future changes in the fair value of the ARS will be mostly offset by the changes in the fair value of the related Rights, both of which will be adjusted to their estimated fair value on an ongoing basis. While the auction failures will limit our ability to liquidate these investments, until we exercise our Rights on June 30, 2010, we believe that the ARS failures will not have an impact on our ability to fund ongoing operations and growth initiatives.

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 38% of our total international revenues during the three months ended March 31, 2010. Substantially all of the remaining 62% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. Therefore, we believe that the potential loss that would result from an increase or decrease in the exchange rate is immaterial to our business and net assets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 9, 2008, we commenced a lawsuit in the U.S. District Court for the District of Massachusetts against CoolTouch Inc. (CoolTouch) for infringement of U.S. Patent No. 6,206,873 (the 873 patent). Our complaint alleged that CoolTouch’s “CoolLipo” infringes on the 873 patent and sought damages and injunctive relief. The lawsuit alleged that CoolTouch’s 130nm CoolLipo TM laser system infringes on the 873 patent, which relates to methods for liquefying and removing subcutaneous fat cells through the use of laser energy. The 873 patent is owned by our largest shareholder, El.En. S.p.A., and licensed by us. On January 31, 2008, CoolTouch answered our complaint, denying liability and alleging that the 873 patent is not infringed and is invalid and also asserted counterclaims against us in the same court alleging patent infringement by us. On February 18, 2009, CoolTouch dismissed, with prejudice, its counterclaims alleging that we infringed U.S. Patent Nos. 7,217,265 and 6,451,007.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of March 31, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate on August 1, 2010, unless our Board of Directors discontinues it sooner. During the three months ended March 31, 2010, we repurchased 7,700 shares of our Class A common stock at an aggregate cost of approximately $76,000 and at a weighted average price of $9.74 per share under this program. As of March 31, 2010, we have repurchased an aggregate of 11,014 shares under the program.

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2010:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2010—January 31, 2010	—	$—	—	$9,967,566
February 1, 2010—February 28, 2010	600	9.75	600	9,961,692
March 1, 2010—March 31, 2010	7,100	9.74	7,100	9,892,234

Total	7,700	$9.74	7,700	$9,892,234

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: May 7, 2010	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 7, 2010	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002