Form 10-Q
period 2010-06-30
CYNOSURE INC
filed 2010-08-06
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 2, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,743,889
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) June 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents (Note 4)	$25,474	$44,797
Short-term marketable securities (Notes 4 and 5)	62,717	23,708
Short-term investments and related financial instruments (Notes 4 and 5)	5,900	18,454
Accounts receivable, net	10,671	11,773
Inventories	19,967	21,815
Prepaid expenses and other current assets	3,343	6,441
Deferred income taxes	324	160

Total current assets	128,396	127,148

Property and equipment, net	9,014	10,567
Long-term marketable securities (Notes 4 and 5)	2,013	5,008
Other noncurrent assets	2,140	2,510

Total assets	$141,563	$145,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,676	$4,822
Amounts due to related party (Note 11)	2,081	1,350
Accrued expenses	9,822	9,535
Deferred revenue	3,011	4,269
Capital lease obligation	202	264

Total current liabilities	19,792	20,240

Capital lease obligation, net of current portion	85	171
Deferred revenue, net of current portion	586	620
Other noncurrent liability	325	372

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,785 Class A shares and 2,975 Class B shares at June 30, 2010; Issued— 9,775 Class A shares and 2,975 Class B shares at December 31, 2009, respectively	13	13
Additional paid-in capital	120,326	117,814
Retained earnings	3,484	7,773
Accumulated other comprehensive loss	(2,653)	(1,451)
Treasury stock, 11 Class A shares and 36 Class B shares at June 30, 2010 (at cost), and 3 Class A shares and 36 Class B shares at December 31, 2009 (at cost)	(395)	(319)

Total stockholders’ equity	120,775	123,830

Total liabilities and stockholders’ equity	$141,563	$145,233

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product revenues	$16,385	$16,492	$30,606	$27,394
Parts, accessories and service revenues	5,104	4,321	9,776	8,235

Total revenues	21,489	20,813	40,382	35,629
Cost of revenues	9,069	8,737	17,162	14,537

Gross profit	12,420	12,076	23,220	21,092

Operating expenses:
Sales and marketing	8,645	10,423	17,047	20,953
Research and development	1,848	1,696	3,555	3,437
General and administrative	2,830	4,049	6,063	7,929

Total operating expenses	13,323	16,168	26,665	32,319

Loss from operations	(903)	(4,092)	(3,445)	(11,227)

Interest income, net	45	106	98	371
Other (expense) income, net	(550)	390	(701)	334

Loss before provision (benefit) for income taxes	(1,408)	(3,596)	(4,048)	(10,522)

Provision (benefit) for income taxes	69	(1,272)	241	(4,177)

Net loss	$(1,477)	$(2,324)	$(4,289)	$(6,345)

Basic net loss per share	$(0.12)	$(0.18)	$(0.34)	$(0.50)

Diluted net loss per share	$(0.12)	$(0.18)	$(0.34)	$(0.50)

Basic weighted-average common shares outstanding	12,710	12,711	12,711	12,706

Diluted weighted-average common shares outstanding	12,710	12,711	12,711	12,706

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(4,289)	$(6,345)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,888	2,535
Stock-based compensation expense	2,437	3,646
(Gain) loss on investments	(21)	45
Loss on disposal of fixed assets	7	25
Deferred income taxes	1	—
Accretion of discounts on marketable securities	448	139
Changes in operating assets and liabilities:
Accounts receivable	402	8,093
Inventories	(1,031)	(850)
Net book value of demonstration inventory sold	748	299
Prepaid expenses and other current assets	2,995	(4,813)
Accounts payable	(73)	(1,173)
Due to related party	748	(3,164)
Tax benefit from stock option exercises	(2)	(3)
Accrued expenses	588	(4,777)
Deferred revenue	(1,214)	640
Other noncurrent liability	(1)	(6)

Net cash provided by (used in) operating activities	4,631	(5,709)

Investing activities:
Purchases of property and equipment	(244)	(510)
Proceeds from the sales and maturities of marketable securities	29,741	24,277
Purchases of marketable securities	(53,603)	(18,835)
Increase in other noncurrent assets	(46)	(205)

Net cash (used in) provided by investing activities	(24,152)	4,727

Financing activities:
Excess tax benefit on options exercised	2	3
Repurchases of common stock	(75)	—
Proceeds from stock option exercises	78	42
Payments on capital lease obligation	(133)	(208)

Net cash used in financing activities	(128)	(163)
Effect of exchange rate changes on cash and cash equivalents	326	62

Net decrease in cash and cash equivalents	(19,323)	(1,083)
Cash and cash equivalents, beginning of the period	44,797	49,257

Cash and cash equivalents, end of the period	$25,474	$48,174

Supplemental cash flow information
Cash paid for interest	$26	$44

Cash paid for income taxes	$178	$49

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$2,110	$4,188
Net unrealized gain on marketable securities, net of $11 and $18 deferred income tax provision	$21	$32

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.2 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively. Cynosure recorded stock-based compensation expense of $2.4 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively. Cynosure capitalized $51,000 and $17,000 of stock-based compensation expense as part of inventory during the six months ended June 30, 2010 and 2009, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$103	$142	$189	$263
Sales and marketing	591	797	1,170	1,584
Research and development	160	260	338	529
General and administrative	363	622	740	1,270

Total stock-based compensation expense	$1,217	$1,821	$2,437	$3,646

Cash received from option exercises was $78,000 and $42,000 during the six months ended June 30, 2010 and 2009, respectively.

Cynosure granted 397,000 and 445,500 stock options during the six months ended June 30, 2010 and 2009, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2010 and 2009 was $5.82 and $4.43, respectively, using the following assumptions:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	2.10% - 2.50%	1.87% - 2.66%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	59%	63% - 64%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the six months ended June 30, 2010 and 2009 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$3,363	$3,700
Work in process	1,034	1,302
Finished goods	15,570	16,813

	$19,967	$21,815

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities and short-term investments) measured at fair value as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$11,311	$—	$—	$11,311
State and municipal bonds	—	17,334	—	17,334
Treasuries and government agencies	—	47,385	—	47,385
Equity securities	11	—	—	11
Auction rate securities	—	5,900	—	5,900

Total	$11,322	$70,619	$—	$81,941

(1)	Included in cash and cash equivalents at June 30, 2010.

At June 30, 2010, Cynosure’s short-term investments consisted of auction rate securities (ARS) at full par value. As of June 30, 2010 and December 31, 2009, Cynosure held $5.9 million and $18.5 million, respectively, at par value, of auction rate securities investments. The ARS were managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Securities Rights (the Rights) from UBS. The Rights permitted Cynosure to sell, or Put, its ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. On June 30, 2010, Cynosure exercised the Rights and Put its ARS to UBS at full par value. The transaction settled on July 1, 2010.

During the six months ended June 30, 2010, there were no significant transfers in and out of Level 1 and Level 2. ARS were transferred from Level 3 to Level 2, as the Rights were valued using the quoted price of the Rights and exercised at June 30, 2010, providing Cynosure with full par value of the ARS.

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the six months ended June 30, 2010 (in thousands):

Level 3 Assets
Balance at December 31, 2009	$18,454
Recovery on ARS included in gain on investments	1,212
Loss related to value of ARS Rights included in (loss) on investments	(1,191)
Transfer to Level 2	(5,900)
Net settlements	(12,575)

Balance at June 30, 2010	$—

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5 — Short and Long-Term Marketable Securities and Short-Term Investments

Cynosure’s available-for-sale securities at June 30, 2010 consist of approximately $64.7 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $11,000 in equity securities. Cynosure’s trading securities at June 30, 2010 consisted of approximately $5.9 million of investments in auction rate securities at full par value. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments in trading securities are recorded at fair market value, with any adjustments recorded to earnings. As of June 30, 2010, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$17,334	$17,334	$3	$(3)
Treasuries and government agencies	45,372	45,343	31	(2)
Equity securities	11	14	—	(3)

Total short-term marketable securities	$62,717	$62,691	$34	(8)

Long-term marketable securities:
Treasuries and government agencies	$2,013	$2,010	3	—

Total long-term marketable securities	2,013	2,010	$3	—

Total available-for-sale securities	$64,730	$64,701	$37	$(8)

Trading Securities:
Short-term investments:
Auction rate securities	$5,900

Total marketable securities and short-term investments	$70,630

As of June 30, 2010, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$17,334	$17,334	$—	$—
Treasuries and government agencies	47,385	45,372	2,013	—

Total available-for-sale debt securities	$64,719	$62,706	$2,013	$—

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2010, which is a component of accrued expenses in the consolidated balance sheets:

June 30, 2010
(in thousands)
Warranty accrual, beginning of period	$2,440
Warranty provision related to new sales	1,501
Costs incurred	(1,882)

Warranty accrual, end of period	$2,059

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table represents total revenue by geographic destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
United States	$8,491	$7,963	$14,675	$15,330
Europe	6,007	5,671	12,241	9,600
Asia / Pacific	5,447	5,229	9,114	7,193
Other	1,544	1,950	4,352	3,506

Total	$21,489	$20,813	$40,382	$35,629

Total assets by geographic area are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
United States	$126,237	$127,752
Europe	10,768	13,123
Asia / Pacific	6,199	6,346
Eliminations	(1,641)	(1,988)

Total	$141,563	$145,233

Long-lived assets by geographic area are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
United States	$7,673	$8,398
Europe	1,718	2,867
Asia / Pacific	1,763	1,812

Total	$11,154	$13,077

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or total assets for any period presented.

Cynosure Korea has long-lived assets of $1.4 million, or 12% of the Company’s total long-lived assets, as of June 30, 2010. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008. Cynosure Spain has long-lived assets of $1.3 million, or 12% of the Company’s total long-lived assets, as of June 30, 2010. These long-lived assets consist primarily of demonstration equipment.

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,477)	$(2,324)	$(4,289)	$(6,345)

Basic weighted average common shares outstanding	12,710	12,711	12,711	12,706
Weighted average common equivalent shares	—	—	—	—

Diluted weighted average common shares outstanding	12,710	12,711	12,711	12,706

Basic net loss per share	$(0.12)	$(0.18)	$(0.34)	$(0.50)

Diluted net loss per share	$(0.12)	$(0.18)	$(0.34)	$(0.50)

For the three and six months ended June 30, 2010 and 2009, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for those periods would be antidilutive based on the net loss for the period. During the three months ended June 30, 2010 and 2009, respectively, outstanding options to purchase 1,245,000 and 1,560,000 were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive. During the six months ended June 30, 2010 and 2009, respectively, outstanding options to purchase 1,213,000 and 1,561,000 were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 9 — Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$24	$6
Cumulative translation adjustment	(2,677)	(1,457)

Total accumulated other comprehensive loss	$(2,653)	$(1,451)

The components of total comprehensive loss for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Cumulative translation adjustment	$(564)	$1,062	$(1,220)	$291
Unrealized gain (loss) on marketable securities	20	24	18	(51)

Total other comprehensive (loss) gain	(544)	1,086	(1,202)	240
Reported net loss	(1,477)	(2,324)	(4,289)	(6,345)

Total comprehensive loss	$(2,021)	$(1,238)	$(5,491)	$(6,105)

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 10 — Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. Cynosure also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with Cynosure and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion on June 17, 2008, but no decision on the motion was rendered. On July 14, 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case; however, the Company believes that the plaintiff is likely to file a motion requesting that the Court vacate the dismissal order. Cynosure is not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

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

Note 11 — Related Party Transactions

As of June 30, 2010, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2010 and 2009 were approximately $1.6 million and $1.1 million. Purchases of inventory from El.En. during the six months ended June 30, 2010 and 2009 were approximately $3.0 million and $2.3 million, respectively. As of June 30, 2010 and December 31, 2009, amounts due to related party for these purchases were approximately $2.1 million and $1.4 million, respectively. There were no amounts due from El.En. as of June 30, 2010 or December 31, 2009.

Note 12 — Income Taxes

At June 30, 2010, there are no material gross unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 13 — Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Cynosure adopted ASU 2009-13 during the second quarter of 2010 and applied it retrospectively beginning January 1, 2010. The adoption of ASU 2009-13 did not have a material impact on Cynosure’s financial position or statement of operations.

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

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the six months ended June 30, 2010, we derived approximately 76% of our revenues from sales of our products and 24% of our revenues from parts, accessories and service revenues. During the six months ended June 30, 2009, we derived approximately 77% of our revenues from sales of products and 23% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, France, Spain, the United Kingdom, Germany, Korea, China and Japan and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2010, and 2009 we derived 59% and 53% of our revenues, respectively, from sales outside North America. As of June 30, 2010, we had 30 sales employees covering North America, 29 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 28 distributors covering 71 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2010 and 2009:

	Percentage of Revenues
	Six-Months Ended June 30,
Region	2010	2009
North America	41%	47%
Europe	30	27
Asia/Pacific	23	20
Other	6	6

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended June, 2010 and 2009, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				$ Change	% Change
	2010		2009
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$16,385	76%	$16,492	79%	$(107)	(1)%
Parts, accessories and service revenues	5,104	24	4,321	21	783	18

Total revenues	21,489	100	20,813	100	676	3
Cost of revenues	9,069	42	8,737	42	332	4

Gross profit	12,420	58	12,076	58	344	3
Operating expenses
Sales and marketing	8,645	40	10,423	50	(1,778)	(17)
Research and development	1,848	9	1,696	8	152	9
General and administrative	2,830	13	4,049	19	(1,219)	(30)

Total operating expenses	13,323	62	16,168	77	(2,845)	(18)

Loss from operations	(903)	(4)	(4,092)	(20)	3,189	78
Interest income, net	45	—	106	—	(61)	(58)
Other (expense) income, net	(550)	(3)	390	2	(940)	(241)

Loss before provision (benefit) for income taxes	(1,408)	(7)	(3,596)	(17)	2,188	61
Provision (benefit) for income taxes	69	—	(1,272)	(6)	1,341	105

Net loss	$(1,477)	(7)%	$(2,324)	(11)%	$847	36%

Revenues

Revenues in the three months ended June 30, 2010 increased from the three months ended June 30, 2009 by $0.7 million or 3%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Product sales in North America	$7,867	$7,793	$74	1%
Product sales outside North America	8,518	8,699	(181)	(2)
Parts, accessories and service sales	5,104	4,321	783	18

Total Revenues	$21,489	$20,813	$676	3%

•

Revenues from the sale of products in North America increased 1% from the second quarter of 2009. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the second quarter of 2010, credit continued to be difficult to obtain and, as a result, our potential customers were not as able to expand their practices or commit to purchasing equipment from us.

•

Revenues from sales of products outside of North America decreased by approximately $0.2 million, or 2%, from the 2009 period due to a decrease in the number of laser units sold. Similar to North America, the availability of credit outside of North America remained limited and demand for discretionary aesthetic laser treatments remained uncertain in the second quarter of 2010. As a result, our revenues were, and may continue to be, adversely affected.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.8 million, or 18%, from the 2009 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Cost of revenues (in thousands)	$9,069	$8,737	$332	4%
Cost of revenues (as a percentage of total revenues)	42%	42%

Total cost of revenues increased $0.3 million, or 4%, to $9.1 million for three months ended June 30, 2010, as compared to $8.7 million for the three months ended June 30, 2009, primarily related to our 3% increase in revenues. Our total cost of revenues as a percentage of total revenues was 42% for the three months ended June 30, 2010 and for the three months ended June 30, 2009.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Sales and marketing (in thousands)	$8,645	$10,423	$(1,778)	(17)%
Sales and marketing (as a percentage of total revenues)	40%	50%

Sales and marketing expenses decreased $1.8 million, or 17%. The decrease is primarily attributed to a decrease of $0.7 million in personnel, administrative costs and travel expenses associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $0.9 million, primarily due to a decreased number of workshops, trade shows and other promotional efforts. Stock compensation expense also decreased $0.2 million as compared to the 2009 period. Our sales and marketing expenses for the three months ended June 30, 2010 decreased as a percentage of revenue to 40% primarily due to the reduction of these expenses as compared to the three months ended June 30, 2009.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Research and development (in thousands)	$1,848	$1,696	$152	9%
Research and development (as a percentage of total revenues)	9%	8%

Research and development expenses increased $0.2 million, or 9% for the three months ended June 30, 2010 when compared with the three months ended June 30, 2009. The increase is primarily due to increased professional fees and consulting associated with clinical studies.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
General and administrative (in thousands)	$2,830	$4,049	$(1,219)	(30)%
General and administrative (as a percentage of total revenues)	13%	19%

General and administrative expenses decreased $1.2 million, or 30%, due to a decrease in legal and professional costs incurred in connection with our patent infringement case against CoolTouch of $0.5 million, which was settled in January 2010. Bad debt expense also decreased $0.6 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Interest Income, net

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Interest income, net (in thousands)	$45	$106	$(61)	(58)%

The decrease in interest income, net is primarily due to our investing in securities that bear less risk and lower interest rates than the comparable period in 2009.

Other (Expense) Income, net

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Other (expense) income, net (in thousands)	$(550)	$390	$(940)	(241)%

The decrease in other (expense) income, net is primarily a result of net foreign currency remeasurement losses in the second quarter of 2010 primarily associated with the weakening of the euro, compared to net foreign currency remeasurement gains in the second quarter of 2009 due to the weakening of the U.S. dollar, primarily against the euro.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2010	2009
Provision (benefit) for income taxes (in thousands)	$69	$(1,272)	$1,341	105%
Provision (benefit) as a % of income before provision (benefit) for income taxes	5%	(35)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended June 30, 2010, we recorded an income tax provision of $0.1 million, representing an effective tax rate of 5%. Given the uncertainty of future income in the U.S. we continue to maintain a valuation allowance against our net domestic deferred tax assets, and therefore we did not record a benefit for our current losses in the U.S. for the second quarter of 2010, with the exception of the portion that can be carried back to recover income taxes paid in prior years. During the three months ended June 30, 2009, we recorded an income tax benefit of $1.3 million, representing an effective tax rate of (35)%. The effective tax rate from the 2009 period to the 2010 period changed primarily due to the valuation allowance maintained against the net domestic deferred tax assets, including the deferred tax asset on the portion of the current quarter net operating loss which cannot be carried back at June 30, 2010.

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2010 and 2009, respectively (in thousands, except for percentages):

	Six Months Ended June 30,
	2010		2009
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$30,606	76%	$27,394	77%	$3,212	12%
Parts, accessories and service revenues	9,776	24	8,235	23	1,541	19

Total revenues	$40,382	100%	$35,629	100%	$4,753	13%
Cost of revenues	17,162	42	14,537	41	2,625	18

Gross profit	23,220	58	21,092	59	2,128	10
Operating expenses
Sales and marketing	17,047	42	20,953	59	(3,906)	(19)
Research and development	3,555	9	3,437	10	118	3
General and administrative	6,063	15	7,929	22	(1,866)	(24)

Total operating expenses	26,665	66	32,319	91	(5,654)	(17)

Loss from operations	(3,445)	(8)	(11,227)	(32)	7,782	69
Interest income, net	98	—	371	1	(273)	(74)
Other (expense) income, net	(701)	(2)	334	1	(1,035)	(310)

Loss before provision (benefit) for income taxes	(4,048)	(10)	(10,522)	(30)	6,474	62
Provision (benefit) for income taxes	241	1	(4,177)	(12)	4,418	106

Net loss	$(4,289)	(11)%	$(6,345)	(18)%	$2,056	32%

Revenues

Revenues in the six months ended June 30, 2010 increased from revenues in the six months ended June 30, 2009 by $4.8 million, or 13%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Product sales in North America	$14,195	$14,050	$145	1%
Product sales outside North America	16,411	13,344	3,067	23
Parts, accessories and service sales	9,776	8,235	1,541	19

Total Revenues	$40,382	$35,629	$4,753	13%

•

Revenues from the sale of products in North America remained relatively consistent for the six months ended June 30, 2010 when compared with the six months ended June 30, 2009. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the first half of 2010, credit continued to be difficult to obtain and, as a result, our potential customers were not as able to expand their practices or commit to purchasing equipment from us.

•

Revenues from sales of products outside of North America increased by approximately $3.1 million, or 23%, over the 2009 period, due to an increase in the number of units sold by our Asian and European subsidiaries as a result of improved global economic business conditions compared with the first six months of 2009.

•

Revenues from the sale of parts, accessories and services increased by approximately $1.5 million, or 19%, over the 2009 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Cost of revenues (in thousands)	$17,162	$14,537	$2,625	18%
Cost of revenues (as a percentage of total revenues)	42%	41%

The increase in the cost of revenues was primarily attributable to a 13% increase in revenues for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. Our cost of revenues increased as a percentage of revenues to 42% for the six months ended June 30, 2010, from 41% for the six months ended June 30, 2009, resulting in a decrease in our gross margin. The decline in gross margin in the 2010 period as compared to the 2009 period was primarily a result of the higher percentage of laser revenue from international distribution where the company’s products tend to have lower sales prices than in North America.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Sales and marketing (in thousands)	$17,047	$20,953	$(3,906)	(19)%
Sales and marketing (as a percentage of total revenues)	42%	59%

Sales and marketing expenses decreased by $3.9 million, or 19%. The decrease is due to a $1.8 million reduction in promotional costs associated with workshops, tradeshows and other promotional efforts; a reduction of $1.7 million of personnel costs, travel expenses and other administrative costs associated with the overall reduction of our worldwide direct sales organization, and reduced stock compensation expense of $0.4 million. Our sales and marketing expenses for the six months ended June 30, 2010 decreased as a percentage of revenue to 42% due to the reduction of these expenses as well as a 13% increase in revenues for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Research and development (in thousands)	$3,555	$3,437	$118	3%
Research and development (as a percentage of total revenues)	9%	10%

Research and development expenses increased by $0.1 million for the six months ended June 30, 2010, when compared with the six months ended June 30, 2009. This increase is primarily due to increased professional fees and consulting associated with clinical studies.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
General and administrative (in thousands)	$6,063	$7,929	$(1,866)	(24)%
General and administrative (as a percentage of total revenues)	15%	22%

General and administrative expenses decreased $1.9 million, or 24%, due to a decrease of $1.1 million in legal and professional services costs associated with the patent infringement case against CoolTouch, which was settled in January 2010, a $0.5 million decrease in bad debt expense and $0.3 million in other administrative costs.

Interest Income, net

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Interest income, net (in thousands)	$98	$371	$(273)	(74)%

The decrease in interest income, net is primarily due to our investing in securities that bear less risk and lower interest rates than in the comparable period in 2009.

Other (Expense) Income, net

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Other (expense) income, net (in thousands)	$(701)	$334	$(1,035)	(310)%

The decrease in other (expense) income is primarily a result of net foreign currency remeasurement losses in the first half of 2010 due to the weakening of the euro, compared to net foreign currency remeasurement gains in the first half of 2009 due to the weakening of the U.S. dollar, primarily against the euro.

Provision (Benefit) for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2010	2009
Provision (benefit) for income taxes (in thousands)	$241	$(4,177)	$4,418	106%
Provision (benefit) as a % of income before provision (benefit) for income taxes	6%	(40)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the six months ended June 30, 2010, we recorded an income tax provision of $0.2 million, representing an effective tax rate of 6%. Given the uncertainty of future income in the U.S. we continue to maintain a valuation allowance against our net domestic deferred tax assets, and therefore we did not record a benefit for our current year losses in the U.S. for the first half of 2010 with the exception of the portion that can be carried back to recover income taxes paid in prior years. During the six months ended June 30, 2009, we recorded an income tax benefit of $4.2 million, representing an effective tax rate of (40)%. The effective tax rate from the 2009 period to the 2010 period changed primarily due to the valuation allowance maintained against the net domestic deferred tax assets, including the deferred tax asset on the portion of the current year net operating loss which cannot be carried back at June 30, 2010.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At June 30, 2010, our cash, cash equivalents, short and long-term marketable securities and short-term investments were $96.1 million. Our cash and cash equivalents of $25.5 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $62.7 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by June 30, 2011. Our long-term marketable securities of $2.0 million consist of investments in government agencies all of which mature by July 31, 2011. Our short-term investments of $5.9 million as of June 30, 2010 consisted of auction rate securities (ARS) at full par value.

On November 3, 2008, we agreed to accept Auction Rate Security Rights (the Rights) from UBS Financial Services Inc. (UBS). The Rights permitted us to sell, or Put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. On June 30, 2010, we exercised the Rights and Put our ARS to UBS at full par value. The transaction settled on July 1, 2010.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred less capital expenditures for the six months ended June 30, 2010 than the same period in 2009 and expect capital expenditures for 2010 to be less than 2009. During the six months ended June 30, 2010 and 2009, respectively, we transferred $2.1 million and $4.2 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate on August 31, 2010, unless our Board of Directors discontinues it sooner or extends it further. During the six months ended June 30, 2010, we repurchased 7,700 shares of our common stock at an aggregate cost of approximately $75,000 and at a weighted average price of $9.74 per share under this program. As of June 30, 2010 we have repurchased an aggregate of 11,014 shares under the program.

We believe that our current cash, cash equivalents, marketable securities and investments, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2010, and resulted primarily from the net loss for the period of $4.3 million, increased by approximately $5.3 million in depreciation and amortization and stock-based compensation expense and by approximately $0.4 million in accretion of discounts on marketable securities and working capital changes. Net changes in working capital items increased cash from operating activities by approximately $3.2 million primarily related to a decrease in prepaid expenses and other assets of $3.0 million associated with our income tax refund and an increase in amounts due to related parties and accrued expenses of $1.3 million. These changes were partially offset by a decrease in deferred revenue of $1.2 million. Net cash used in investing activities was $24.2 million for the six months ended June 30, 2010, which consisted primarily of net purchases of marketable securities of $23.9 million and $0.2 million used for fixed asset purchases. Net cash used in financing activities during the six months ended June 30, 2010 was $0.1 million, principally relating to payments on capital lease obligations.

Net cash used in operating activities was $5.7 million for the six months ended June 30, 2009. This resulted primarily from the net loss for the period of $6.3 million, increased by approximately $6.2 million in depreciation and amortization and stock-based compensation and working capital changes. Net changes in working capital items decreased cash from operating activities by approximately $5.8 million due to an increase in prepaid expenses and other assets of $4.8 million and a decrease in accounts payable and amounts due to related parties of $4.3 million as well as a decrease in accrued expenses of $4.8 million. These changes were offset with a decrease in accounts receivable of $8.1 million due to increased collection efforts and reduced sales. Net cash provided by investing activities was $4.7 million for the six months ended June 30, 2009, which consisted primarily of the net proceeds from the sale of marketable securities of $5.4 million offset by $0.5 million used for fixed asset purchases. Net cash used in financing activities during the six months ended June 30, 2009 was $0.2 million, principally relating to payments on capital lease obligations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to our critical accounting policies as of June 30, 2010.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal bonds, U.S. government agencies and treasuries and, as of June 30, 2010, auction rate securities at full par value. The securities, other than money market funds and auction rate securities, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments mature by July 31, 2011. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	As of June 30, 2010	Maturing in 2010	Maturing in 2011
Investments (at fair value)	$64,719	$20,576	$44,143
Weighted average interest rate	0.39%	0.29%	0.44%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 37% of our total international revenues during the six months ended June 30, 2010. Substantially all of the remaining 63% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion on June 17, 2008, but no decision on the motion has been rendered. On July 14, 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case; however, we believe that the plaintiff is likely to file a motion requesting that the Court vacate the dismissal order. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

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

As of June 30, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate on August 31, 2010, unless our Board of Directors discontinues it sooner or extends it further. During the three months ended June 30, 2010, we repurchased no shares of our Class A common stock under this program. As of June 30, 2010, we had repurchased an aggregate of 11,014 shares under the program. Following the end of the second quarter of 2010, we repurchased 29,823 shares of our Class A common stock at an aggregate cost of approximately $285,000 and at a weighted average price of $9.53 per share under this program.

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

Cynosure, Inc.
(Registrant)

Date: August 6, 2010	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 6, 2010	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002