Form 10-Q
period 2010-09-30
CYNOSURE INC
filed 2010-11-05
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2010:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,661,382
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents (Note 4)	$31,883	$44,797
Short-term marketable securities (Notes 4 and 5)	58,650	23,708
Short-term investments and related financial instruments (Notes 4 and 5)	—	18,454
Accounts receivable, net	10,899	11,773
Inventories	20,294	21,815
Prepaid expenses and other current assets	3,867	6,441
Deferred income taxes	356	160

Total current assets	125,949	127,148

Property and equipment, net	8,903	10,567
Long-term marketable securities (Notes 4 and 5)	4,839	5,008
Other noncurrent assets	2,205	2,510

Total assets	$141,896	$145,233

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,860	$4,822
Amounts due to related party (Note 11)	2,106	1,350
Accrued expenses	10,049	9,535
Deferred revenue	2,900	4,269
Capital lease obligation	164	264

Total current liabilities	20,079	20,240

Capital lease obligation, net of current portion	64	171
Deferred revenue, net of current portion	386	620
Other noncurrent liability	302	372

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,786 Class A shares and 2,975 Class B shares at September 30, 2010; Issued — 9,775 Class A shares and 2,975 Class B shares at December 31, 2009, respectively	13	13
Additional paid-in capital	121,165	117,814
Retained earnings	3,024	7,773
Accumulated other comprehensive loss	(1,672)	(1,451)
Treasury stock, 125 Class A shares and 36 Class B shares at September 30, 2010 (at cost), and 3 Class A shares and 36 Class B shares at December 31, 2009 (at cost)	(1,465)	(319)

Total stockholders’ equity	121,065	123,830

Total liabilities and stockholders’ equity	$141,896	$145,233

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product revenues	$14,357	$13,679	$44,963	$41,073
Parts, accessories and service revenues	4,694	4,258	14,470	12,493

Total revenues	19,051	17,937	59,433	53,566
Cost of revenues	8,367	7,460	25,529	21,997

Gross profit	10,684	10,477	33,904	31,569

Operating expenses:
Sales and marketing	7,069	8,743	24,116	29,696
Research and development	1,899	1,564	5,454	5,001
General and administrative	2,688	3,511	8,751	11,440

Total operating expenses	11,656	13,818	38,321	46,137

Loss from operations	(972)	(3,341)	(4,417)	(14,568)

Interest income, net	41	83	139	454
Other income (expense), net	504	371	(197)	705

Loss before provision (benefit) for income taxes	(427)	(2,887)	(4,475)	(13,409)

Provision (benefit) for income taxes	33	(972)	274	(5,149)

Net loss	$(460)	$(1,915)	$(4,749)	$(8,260)

Basic net loss per share	$(0.04)	$(0.15)	$(0.37)	$(0.65)

Diluted net loss per share	$(0.04)	$(0.15)	$(0.37)	$(0.65)

Basic weighted-average common shares outstanding	12,653	12,712	12,691	12,708

Diluted weighted-average common shares outstanding	12,653	12,712	12,691	12,708

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(4,749)	$(8,260)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,254	3,948
Stock-based compensation expense	3,289	5,110
Gain on investments	(21)	(6)
Loss on disposal of fixed assets	1	25
Deferred income taxes	1	—
Accretion of discounts on marketable securities	633	244
Changes in operating assets and liabilities:
Accounts receivable	728	10,484
Inventories	(1,829)	(529)
Net book value of demonstration inventory sold	909	520
Prepaid expenses and other current assets	2,580	(3,769)
Accounts payable	68	(1,018)
Due to related party	768	(4,141)
Tax benefit from stock option exercises	(2)	(3)
Accrued expenses	550	(5,676)
Deferred revenue	(1,641)	(238)
Other noncurrent liability	(1)	(5)

Net cash provided by (used in) operating activities	5,538	(3,314)

Investing activities:
Purchases of property and equipment	(391)	(604)
Proceeds from the sales and maturities of marketable securities	58,366	29,985
Purchases of marketable securities	(75,248)	(27,176)
Increase in other noncurrent assets	(23)	(193)

Net cash (used in) provided by investing activities	(17,296)	2,012

Financing activities:
Excess tax benefit on options exercised	2	3
Repurchases of common stock	(1,146)	—
Proceeds from stock option exercises	84	47
Payments on capital lease obligation	(185)	(303)

Net cash used in financing activities	(1,245)	(253)
Effect of exchange rate changes on cash and cash equivalents	89	(210)

Net decrease in cash and cash equivalents	(12,914)	(1,765)
Cash and cash equivalents, beginning of the period	44,797	49,257

Cash and cash equivalents, end of the period	$31,883	$47,492

Supplemental cash flow information
Cash paid for interest	$40	$64

Cash paid for income taxes	$549	$631

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$3,181	$5,355
Net unrealized gain on marketable securities, net of $18 and $13 deferred income tax provision	$33	$23

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.9 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively. Cynosure recorded stock-based compensation expense of $3.3 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. Cynosure capitalized $32,000 and $53,000 of stock-based compensation expense as part of inventory during the nine months ended September 30, 2010 and 2009, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$66	$120	$255	$383
Sales and marketing	339	666	1,509	2,250
Research and development	121	209	459	738
General and administrative	326	469	1,066	1,739

Total stock-based compensation expense	$852	$1,464	$3,289	$5,110

Cash received from option exercises was $84,000 and $47,000 during the nine months ended September 30, 2010 and 2009, respectively.

Cynosure granted 438,211 and 506,225 stock options during the nine months ended September 30, 2010 and 2009, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2010 and 2009 was $5.79 and $4.38, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	1.73% - 2.50%	1.87% - 2.66%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	58% - 59%	63% - 64%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility for the 2010 period and based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry for the 2009 period. Cynosure’s expected term of options granted in the nine months ended September 30, 2010 and 2009 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$4,284	$3,700
Work in process	1,079	1,302
Finished goods	14,931	16,813

	$20,294	$21,815

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$9,639	$—	$—	$9,639
State and municipal bonds	—	12,946	—	12,946
Treasuries and government agencies (2)	—	58,527	—	58,527
Equity securities	15	—	—	15

Total	$9,654	$71,473	$—	$81,127

(1)	Included in cash and cash equivalents at September 30, 2010.
(2)	$8.0 million included in cash and cash equivalents at September 30, 2010.

At December 31, 2009, Cynosure’s short-term investments consisted of $18.5 million, at par value, of auction rate securities (ARS) investments. The ARS were managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Securities Rights (the Rights) from UBS. On June 30, 2010, Cynosure exercised the Rights and Put its ARS to UBS at full par value. At September 30, 2010, Cynosure held no short-term investments.

During the nine months ended September 30, 2010, there were no significant transfers in and out of Level 1 and Level 2. ARS were transferred from Level 3 to Level 2, as the Rights were exercised at June 30, 2010, providing Cynosure with full par value of the ARS.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the nine months ended September 30, 2010 (in thousands):

Level 3 Assets
Balance at December 31, 2009	$18,454
Recovery on ARS included in gain on investments	1,212
Loss related to value of ARS Rights included in (loss) on investments	(1,191)
Net settlements	(18,475)

Balance at September 30, 2010	$—

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at September 30, 2010 consist of approximately $71.5 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $15,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of September 30, 2010, Cynosure’s available-for-sale securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash Equivalents:
Treasuries and government agencies	$7,999	7,999	—	—

Total cash equivalents	$7,999	$7,999	—	—

Short-term marketable securities:
State and municipal bonds	$12,628	$12,638	$1	$(11)
Treasuries and government agencies	46,007	45,951	57	(1)
Equity securities	15	11	4	—

Total short-term marketable securities	$58,650	$58,600	$62	(12)

Long-term marketable securities:
State and municipal bonds	$318	$318	—	—
Treasuries and government agencies	$4,521	$4,516	5	—

Total long-term marketable securities	4,839	4,834	$5	—

Total available-for-sale securities	$71,488	$71,433	$67	$(12)

Total marketable securities	$63,489

As of September 30, 2010, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$12,946	$12,628	$318	$—
Treasuries and government agencies	58,527	54,006	4,521	—

Total available-for-sale debt securities	$71,473	$66,634	$4,839	$—

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 6 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2010, which is a component of accrued expenses in the consolidated balance sheets:

September 30, 2010
(in thousands)
Warranty accrual, beginning of period	$2,440
Warranty provision related to new sales	2,451
Costs incurred	(2,862)

Warranty accrual, end of period	$2,029

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

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
United States	$6,889	$8,269	$21,564	$23,599
Europe	4,939	3,380	17,180	12,980
Asia / Pacific	5,112	4,225	14,226	11,418
Other	2,111	2,063	6,463	5,569

Total	$19,051	$17,937	$59,433	$53,566

Total assets by geographic area are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
United States	$125,036	$127,752
Europe	11,831	13,123
Asia / Pacific	6,895	6,346
Eliminations	(1,866)	(1,988)

Total	$141,896	$145,233

Long-lived assets by geographic area are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
United States	$7,701	$8,398
Europe	1,691	2,867
Asia / Pacific	1,716	1,812

Total	$11,108	$13,077

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or total assets for any period presented.

Cynosure Korea has long-lived assets of $1.4 million, or 13% of the Company’s total long-lived assets, as of September 30, 2010. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008. Cynosure Spain has long-lived assets of $1.3 million, or 11% of the Company’s total long-lived assets, as of September 30, 2010. These long-lived assets consist primarily of demonstration equipment.

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(460)	$(1,915)	$(4,749)	$(8,260)

Basic weighted average common shares outstanding	12,653	12,712	12,691	12,708
Weighted average common equivalent shares	—	—	—	—

Diluted weighted average common shares outstanding	12,653	12,712	12,691	12,708

Basic net loss per share	$(0.04)	$(0.15)	$(0.37)	$(0.65)

Diluted net loss per share	$(0.04)	$(0.15)	$(0.37)	$(0.65)

For the three and nine months ended September 30, 2010 and 2009, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for those periods would be antidilutive based on the net loss for the period. During the three months ended September 30, 2010 and 2009, respectively, outstanding options to purchase 1,552,000 and 1,169,000 were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive. During the nine months ended September 30, 2010 and 2009, respectively, outstanding options to purchase 1,181,000 and 1,150,000 were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 9 — Comprehensive Gain (Loss)

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$39	$6
Cumulative translation adjustment	(1,711)	(1,457)

Total accumulated other comprehensive loss	$(1,672)	$(1,451)

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of total comprehensive loss for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cumulative translation adjustment	$966	$332	$(254)	$624
Unrealized gain (loss) on marketable securities	15	(12)	33	(63)

Total other comprehensive gain (loss)	981	320	(221)	561
Reported net loss	(460)	(1,915)	(4,749)	(8,260)

Total comprehensive gain (loss)	$521	$(1,595)	$(4,970)	$(7,699)

Note 10 — Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. Cynosure also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with Cynosure and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion on June 17, 2008, but no decision on the motion was rendered. On July 14, 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case. On August 12, 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed on August 17, 2010. The Court has not ruled upon the class certification motion. The Court has scheduled a status conference for November 9, 2010. Cynosure is not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, Cynosure commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. On August 11, 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and Cynosure cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. The court denied the insurer’s motion on May 13, 2009. On January 7, 2010, the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend Cynosure against the putative class claims and to indemnify Cynosure for any single damages, attorneys’ fees or costs. Per agreement of the parties, Cynosure was awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment on January 27, 2010. The insurer’s appeal of Cynosure’s fee application is currently pending before the U.S. First Circuit Court of Appeals. The matter has been fully briefed and the parties are awaiting an oral argument date.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Note 11 — Related Party Transactions

As of September 30, 2010, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2010 and 2009 were approximately $1.0 million and $1.1 million. Purchases of inventory from El.En. during the nine months ended September 30, 2010 and 2009 were approximately $4.0 million and $3.4 million, respectively. As of September 30, 2010 and December 31, 2009, amounts due to related party for these purchases were approximately $2.1 million and $1.4 million, respectively. There were no amounts due from El.En. as of September 30, 2010 or December 31, 2009.

Note 12 — Income Taxes

At September 30, 2010, there are no material gross unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal tax examinations for years before 2007. With few exceptions, Cynosure is no longer subject to U.S. state and local or non-U.S. income tax examinations by tax authorities for years before 2006.

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

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China and Japan and through international distributors in 72 other countries. We may experience a seasonal effect on our business during the summer months due to a decrease in patient procedures in certain markets which results in a decreased demand for our products.

We generate revenues primarily from sales of our products, parts and accessories and from services, including product warranty revenues. During the nine months ended September 30, 2010, we derived approximately 76% of our revenues from sales of our products and 24% of our revenues from parts, accessories and service revenues. During the nine months ended September 30, 2009, we derived approximately 77% of our revenues from sales of products and 23% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers and revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, France, Spain, the United Kingdom, Germany, Korea, China and Japan and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2010, and 2009 we derived 59% and 52% of our revenues, respectively, from sales outside North America. As of September 30, 2010, we had 32 sales employees covering North America, 29 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 29 distributors covering 72 countries.

The following table provides revenue data by geographical region for the nine months ended September 30, 2010 and 2009:

	Percentage of Revenues
	Nine-Months Ended September 30,
Region	2010	2009
North America	41%	48%
Europe	29	24
Asia/Pacific	24	21
Other	6	7

Total	100%	100%

See Note 7 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2010 and 2009, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2010		2009
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$14,357	75%	$13,679	76%	$678	5%
Parts, accessories and service revenues	4,694	25	4,258	24	436	10

Total revenues	19,051	100	17,937	100	1,114	6
Cost of revenues	8,367	44	7,460	42	907	12

Gross profit	10,684	56	10,477	58	207	2
Operating expenses
Sales and marketing	7,069	37	8,743	49	(1,674)	(19)
Research and development	1,899	10	1,564	9	335	21
General and administrative	2,688	14	3,511	20	(823)	(23)

Total operating expenses	11,656	61	13,818	77	(2,162)	(16)

Loss from operations	(972)	(5)	(3,341)	(19)	2,369	71
Interest income, net	41	—	83	1	(42)	(51)
Other income, net	504	3	371	2	133	36

Loss before provision (benefit) for income taxes	(427)	(2)	(2,887)	(16)	2,460	85
Provision (benefit) for income taxes	33	—	(972)	(5)	1,005	103

Net loss	$(460)	(2)%	$(1,915)	(11)%	$1,455	76%

Revenues

Revenues in the three months ended September 30, 2010 increased from the three months ended September 30, 2009 by $1.1 million or 6%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Product sales in North America	$6,485	$7,470	$(985)	(13)%
Product sales outside North America	7,872	6,209	1,663	27
Parts, accessories and service sales	4,694	4,258	436	10

Total Revenues	$19,051	$17,937	$1,114	6%

•

Revenues from the sale of products in North America decreased 13% from the third quarter of 2009 primarily due to a decrease in the number of units sold. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the third quarter of 2010, credit continued to be difficult to obtain and, as a result, our potential customers were not as able to expand their practices or commit to purchasing equipment from us.

•

Revenues from sales of products outside of North America increased by approximately $1.7 million, or 27%, from the 2009 period primarily due to stronger revenues from our European and Far East distributors.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.4 million, or 10%, from the 2009 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Cost of revenues (in thousands)	$8,367	$7,460	$907	12%
Cost of revenues (as a percentage of total revenues)	44%	42%

Total cost of revenues increased $0.9 million, or 12%, to $8.4 million for three months ended September 30, 2010, as compared to $7.5 million for the three months ended September 30, 2009, partially related to our 6% increase in total revenues as well as a higher percentage of product revenue from international distribution, where our products tend to have lower average selling prices than in North America. Our total cost of revenues as a percentage of total revenues was 44% for the three months ended September 30, 2010, from 42% for the three months ended September 30, 2009 resulting in a decrease in our gross margin.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Sales and marketing (in thousands)	$7,069	$8,743	$(1,674)	(19)%
Sales and marketing (as a percentage of total revenues)	37%	49%

Sales and marketing expenses decreased $1.7 million, or 19%. The decrease is primarily attributed to a decrease of $0.9 million in personnel, administrative costs and travel expenses associated with the overall reduction of our worldwide direct sales organization and a decrease in promotional costs of $0.5 million, primarily due to a decreased number of clinical workshops, trade shows and other promotional efforts. Stock compensation expense also decreased $0.3 million as compared to the 2009 period. Our sales and marketing expenses for the three months ended September 30, 2010 decreased as a percentage of revenue to 37% primarily due to the reduction of these expenses as compared to the three months ended September 30, 2009.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Research and development (in thousands)	$1,899	$1,564	$335	21%
Research and development (as a percentage of total revenues)	10%	9%

Research and development expenses increased $0.3 million, or 21% for the three months ended September 30, 2010 when compared with the three months ended September 30, 2009. The increase is primarily due to increased professional fees and consulting associated with clinical studies.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
General and administrative (in thousands)	$2,688	$3,511	$(823)	(23)%
General and administrative (as a percentage of total revenues)	14%	20%

General and administrative expenses decreased $0.8 million, or 23%, due primarily to a $0.3 million decrease in legal and professional costs incurred in connection with our patent infringement case against CoolTouch, which was settled in January 2010 and a decrease in stock compensation expense of $0.4 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Interest Income, net

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Interest income, net (in thousands)	$41	$83	$(42)	(51)%

The decrease in interest income, net is primarily due to our investing in securities that bear less risk and lower interest rates than the comparable period in 2009.

Other Income, net

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Other income, net (in thousands)	$504	$371	$133	36%

The increase in other income, net is primarily a result of larger net foreign currency remeasurement gains in the third quarter of 2010 primarily associated with the strengthening of the euro, compared to the third quarter of 2009.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Provision (benefit) for income taxes (in thousands)	$33	$(972)	$1,005	103%
Provision (benefit) as a % of loss before provision (benefit) for income taxes	8%	(34)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended September 30, 2010, we recorded an income tax provision of $33,000, representing an effective tax rate of 8%. Given the uncertainty of future income in the U.S. we continue to maintain a valuation allowance against our net domestic deferred tax assets, and therefore we did not record a benefit for our current losses in the U.S. for the third quarter of 2010, with the exception of the portion that can be carried back to recover income taxes paid in prior years. During the three months ended September 30, 2009, we recorded an income tax benefit of $1.0 million, representing an effective tax rate of 34%. The effective tax rate from the 2009 period to the 2010 period changed primarily due to the valuation allowance maintained against the net domestic deferred tax assets, including the deferred tax asset on the portion of the current quarter net operating loss which cannot be carried back at September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2010 and 2009, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,
	2010		2009
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$44,963	76%	$41,073	77%	$3,890	9%
Parts, accessories and service revenues	14,470	24	12,493	23	1,977	16

Total revenues	$59,433	100%	$53,566	100%	$5,867	11%
Cost of revenues	25,529	43	21,997	41	3,532	16

Gross profit	33,904	57	31,569	59	2,335	7
Operating expenses
Sales and marketing	24,116	41	29,696	55	(5,580)	(19)
Research and development	5,454	9	5,001	9	453	9
General and administrative	8,751	15	11,440	21	(2,689)	(24)

Total operating expenses	38,321	64	46,137	86	(7,816)	(17)

Loss from operations	(4,417)	(7)	(14,568)	(27)	10,151	70
Interest income, net	139	—	454	1	(315)	(69)
Other (expense) income, net	(197)	—	705	1	(902)	(128)

Loss before provision (benefit) for income taxes	(4,475)	(8)	(13,409)	(25)	8,934	67
Provision (benefit) for income taxes	274	—	(5,149)	(10)	5,423	105

Net loss	$(4,749)	(8)%	$(8,260)	(15)%	$3,511	43%

Revenues

Revenues in the nine months ended September 30, 2010 increased from revenues in the nine months ended September 30, 2009 by $5.9 million, or 11%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Product sales in North America	$20,680	$21,520	$(840)	(4)%
Product sales outside North America	24,283	19,553	4,730	24
Parts, accessories and service sales	14,470	12,493	1,977	16

Total Revenues	$59,433	$53,566	$5,867	11%

•

Revenues from the sale of products in North America decreased $0.8 million for the nine months ended September 30, 2010 when compared with the nine months ended September 30, 2009 primarily due to a decrease in the number of units sold. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the first three quarters of 2010, credit continued to be difficult to obtain and, as a result, our potential customers were not as able to expand their practices or commit to purchasing equipment from us.

•

Revenues from sales of products outside of North America increased by approximately $4.7 million, or 24%, over the 2009 period, due to an increase in the number of units sold by our Asian and European subsidiaries as well as our international distributors in Europe and the Far East regions as a result of improved global economic business conditions compared with the first nine months of 2009.

•

Revenues from the sale of parts, accessories and services increased by approximately $2.0 million, or 16%, over the 2009 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Cost of revenues (in thousands)	$25,529	$21,997	$3,532	16%
Cost of revenues (as a percentage of total revenues)	43%	41%

The increase in the cost of revenues was primarily attributable to an 11% increase in revenues for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009. Our cost of revenues increased as a percentage of total revenues to 43% for the nine months ended September 30, 2010, from 41% for the nine months ended September 30, 2009, resulting in a decrease in our gross margin. The decline in gross margin in the 2010 period as compared to the 2009 period primarily was the result of the higher percentage of laser revenue from international distribution where the company’s products tend to have lower average selling prices than in North America.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Sales and marketing (in thousands)	$24,116	$29,696	$(5,580)	(19)%
Sales and marketing (as a percentage of total revenues)	41%	55%

Sales and marketing expenses decreased by $5.6 million, or 19%. The decrease is due to a $2.2 million reduction in promotional costs associated with workshops, tradeshows and other promotional efforts; a reduction of $2.7 million of personnel costs, travel expenses and other administrative costs associated with the overall reduction of our worldwide direct sales organization, and reduced stock compensation expense of $0.7 million. Our sales and marketing expenses for the nine months ended September 30, 2010 decreased as a percentage of revenue to 41% due to the reduction of these expenses as well as an 11% increase in revenues for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Research and development (in thousands)	$5,454	$5,001	$453	9%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased by $0.5 million for the nine months ended September 30, 2010, when compared with the nine months ended September 30, 2009. This increase is primarily due to increased professional fees and consulting associated with clinical studies.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
General and administrative (in thousands)	$8,751	$11,440	$(2,689)	(24)%
General and administrative (as a percentage of total revenues)	15%	21%

General and administrative expenses decreased $2.7 million, or 24%, due to a decrease of $1.3 million in legal and professional services costs associated with the patent infringement case against CoolTouch, which was settled in January 2010, a $1.2 million decrease in bad debt expense and $0.2 million decrease in other administrative costs.

Interest Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Interest income, net (in thousands)	$139	$454	$(315)	(69)%

The decrease in interest income, net is primarily due to our investing in securities that bear less risk and lower interest rates than in the comparable period in 2009.

Other (Expense) Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Other (expense) income, net (in thousands)	$(197)	$705	$(902)	(128)%

The decrease in other (expense) income is primarily a result of net foreign currency remeasurement losses in the first three quarters of 2010 compared to net foreign currency remeasurement gains in the first three quarters of 2009 due to the weakening of the U.S. dollar, primarily against the euro.

Provision (Benefit) for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Provision (benefit) for income taxes (in thousands)	$274	$(5,149)	$5,423	105%
Provision (benefit) as a % of loss before provision (benefit) for income taxes	6%	(38)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the nine months ended September 30, 2010, we recorded an income tax provision of $0.3 million, representing an effective tax rate of 6%. Given the uncertainty of future income in the U.S. we continue to maintain a valuation allowance against our net domestic deferred tax assets, and therefore we did not record a benefit for our current year losses in the U.S. for the first three quarters of 2010 with the exception of the portion that can be carried back to recover income taxes paid in prior years. During the nine months ended September 30, 2009, we recorded an income tax benefit of $5.1 million, representing an effective tax rate of 38%. The effective tax rate from the 2009 period to the 2010 period changed primarily due to the valuation allowance maintained against the net domestic deferred tax assets, including the deferred tax asset on the portion of the current year net operating loss which cannot be carried back at September 30, 2010.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings and funds generated from our operations. At September 30, 2010, our cash, cash equivalents and short and long-term marketable securities were $95.4 million. Our cash and cash equivalents of $31.9 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $58.7 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by September 22, 2011. Our long-term marketable securities of $4.8 million consist of investments in state and municipal governments and U.S. government agencies and treasuries all of which mature by September 17, 2012.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred less capital expenditures for the nine months ended September 30, 2010 than the same period in 2009 and expect capital expenditures for 2010 to be less than 2009. During the nine months ended September 30, 2010 and 2009, respectively, we transferred $3.2 million and $5.4 million, respectively of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock unless our Board of Directors discontinues it sooner. During the nine months ended September 30, 2010, we repurchased 121,152 shares of our common stock at an aggregate cost of approximately $1.1 million and at a weighted average price of $9.46 per share under this program. As of September 30, 2010 we have repurchased an aggregate of 124,466 shares under the program.

We believe that our current cash, cash equivalents, marketable securities and investments, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $5.5 million for the nine months ended September 30, 2010, and resulted primarily from the net loss for the period of $4.7 million, increased by approximately $7.5 million in depreciation and amortization and stock-based compensation expense and by approximately $0.6 million in accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $2.1 million primarily related to a decrease in prepaid expenses and other assets of $2.6 million associated with our income tax refund, a decrease in accounts receivable of $0.7 million due to increased collection efforts and an increase in amounts due to related parties and accrued expenses of $1.3 million. These changes were partially offset by a decrease in deferred revenue of $1.6 million. Net cash used in investing activities was $17.3 million for the nine months ended September 30, 2010, which consisted primarily of net purchases of marketable securities of $16.9 million and $0.4 million used for fixed asset purchases. Net cash used in financing activities during the nine months ended September 30, 2010 was $1.2 million, principally relating to $1.1 million in the repurchase of our common stock and $0.2 million for payments on capital lease obligations partially offset by $0.1 million of proceeds from stock option exercises during the nine months ended September 31, 2010.

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2009. This resulted primarily from the net loss for the period of $8.3 million, increased by approximately $9.1 million in depreciation and amortization and stock-based compensation expense and by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $4.4 million principally related to a decrease in accounts receivable of $10.5 million due to increased collection efforts and reduced sales. This was offset by an increase in prepaid expenses and other assets related to our tax benefit position, and a decrease in amounts due to related party, accrued expenses and accounts payable. Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2009, which consisted primarily of the net proceeds of $2.8 million from the sale and maturities of marketable securities, partially offset by $0.6 million used for fixed asset purchases. Net cash used in financing activities during the nine months ended September 30, 2009 was $0.3 million, principally relating to payments on capital lease obligations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to our critical accounting policies as of September 30, 2010.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal bonds, and U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments mature by September 17, 2012. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	As of September 30, 2010	Maturing in 2010	Maturing in 2011	Maturing in 2012
Investments (at fair value)	$71,473	$20,393	$48,261	$2,819
Weighted average interest rate	0.35%	0.19%	0.41%	0.59%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 38% of our total international revenues during the nine months ended September 30, 2010. Substantially all of the remaining 62% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 14, 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case On August 12, 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed on August 17, 2010. The Court has not ruled upon the class certification motion. The Court has scheduled a status conference for November 9. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

On July 16, 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. On August 11, 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. On August 19, 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment on December 15, 2008, and we cross moved for Summary Judgment on January 15, 2009. The court held a hearing on the motions on February 26, 2009, and on April 8, 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The court denied the insurer’s motion on May 13, 2009. On January 7, 2010, the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend us against the putative class claims and to indemnify us for any single damages, attorneys’ fees or costs. Per agreement of the parties, we were awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment on January 27, 2010. The insurer’s appeal of our fee application is currently pending before the U.S. First Circuit Court of Appeals. The matter has been fully briefed and the parties are awaiting an oral argument date.

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

As of September 30, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock unless our Board of Directors discontinues it sooner. During the three months ended September 30, 2010, we repurchased 113,452 shares of our Class A common stock under this program at an aggregate cost of approximately $1.1 million and at a weighted average price of $9.44 per share. As of September 30, 2010, we had repurchased an aggregate of 124,466 shares under the program.

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2010:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2010 — July 31, 2010	29,823	$9.57	29,823	$9,606,753
August 1, 2010 — August 31, 2010	65,820	9.37	65,820	8,990,157
September 1, 2010 — September 30, 2010	17,809	9.45	17,809	8,821,795

Total	113,452	$9.44	113,452	$8,821,795

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: November 5, 2010	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: November 5, 2010	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002