Form 10-K
period 2010-12-31
CYNOSURE INC
filed 2011-03-10
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-51623

Cynosure, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3125110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Carlisle Road Westford, MA	01886
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(978) 256-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	The Nasdaq Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2010: $103,789,553.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2011:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,639,018
Class B Common Stock, $0.001 par value	2,939,161

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate the skin, liquefy and remove unwanted fat through laser lypolysis and reduce the appearance of cellulite. We are also developing in conjunction with our development agreement with Unilever Ltd., (Unilever) a laser treatment system for the home use market. This product is targeted for commercialization in 2012. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our newer products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	the Elite product line for hair removal, treatment of facial and leg veins and pigmentations;

•	the Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	the Cellulaze,SmoothShapes XV and TriActive product line for the temporary and long-term reduction in the appearance of cellulite;

•	the Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Cynergy product line for the treatment of vascular lesions; and

•	the Accolade product line for the removal of benign pigmented lesions, as well as multi-colored tattoos.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China and Japan and through international distributors in 78 other countries. As of December 31, 2010, we had sold more than 10,300 aesthetic treatment systems worldwide. See Note 6 to our Consolidated Financial Statements for revenue, net asset and long-lived asset information by geographic region.

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

Industry

Aesthetic Market Opportunity

Medical Insight, Inc., an independent industry research and analysis firm, reported that in 2009, total sales of products in the global aesthetic market reached $3.8 billion and that they would expand 12.3% per year to more than $6.8 billion by 2014. Global sales of disposable components of professional aesthetic equipment would also increase by 13.3% per year while disposables for skin tightening and body shaping systems would increase 12.7% annually from $72.9 million to $132.7 million. Additionally Medical Insight, Inc. noted that, in 2009, the body shaping and skin tightening global markets reached $325.1 million and that the overall platform would expand 12.4% annually through 2014.

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

Expansion Into Non-Traditional Physician Customer and Medi-Spa Markets

Aesthetic treatment procedures that use lasers and other light-based equipment have traditionally been performed by dermatologists and plastic surgeons. Based on published membership information from professional medical organizations, there are approximately 18,000 dermatologists and plastic surgeons in the United States. A broader group of physicians in the United States, including primary care physicians, obstetricians and gynecologists, have incorporated aesthetic treatment procedures into their practices. These non-traditional physician customers are largely motivated to offer aesthetic procedures by the potential for a reliable revenue stream that is unaffected by managed care and government payor reimbursement economics. We believe that there are approximately 100,000 of these potential non-traditional physician customers in the United States and Canada, representing a significant market opportunity that is only beginning to be addressed by suppliers of lasers and other light-based aesthetic equipment. Some physicians are electing to open medical spas, often adjacent to their conventional office space, where they perform aesthetic procedures in an environment designed to feel less like a health care facility.

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

Our Solution

We offer tailored customer solutions to address the market for non-invasive light-based aesthetic treatment applications, including hair removal, treatment of vascular lesions, skin rejuvenation through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, treatment of wrinkles, skin texture, skin discoloration, skin tightening through tissue coagulation and the treatment of cellulite through temporary and long-term methods. We also offer products for a minimally invasive procedure for LaserBodySculpting for the removal of unwanted fat. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and medi-spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance. As of December 31, 2010, we had sold more than 10,300 aesthetic treatment systems worldwide.

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

•

Global Presence. We have offered our products in international markets for over 19 years, with approximately 59% of our revenue generated from product sales outside of North America in 2010. We target international markets through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through international distributors in 78 other countries.

•

Strong Reputation Established Over 19-Year History. We have been in the business of developing and marketing aesthetic treatment systems for over 19 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

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

•

Launch Innovative New Products and Technologies into High-Growth Aesthetic Applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 21 new products. In February 2011, we launched Cellulaze, the world’s first aesthetic laser device for the long-term reduction of cellulite into the European community. Also in February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Eleme Medical and the introduction of SmoothShapes® XV.

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 26 field service engineers in North America and 29 field service engineers outside of North America. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

•

Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products.

•

Develop Home Use Application for our Technology. In June, 2009, we entered into a cooperative development agreement with Unilever to develop and commercialize light-based devices for the emerging home use personal care market for commercialization in 2012.

Many of our existing traditional and non-traditional customers may be purchasers of additional aesthetic treatment systems to address increasing treatment volumes or new treatment applications. We also expect that customers purchasing our new modular products will be candidates for technology upgrades to enhance the capabilities of their systems. In addition, three of our flagship products, our Affirm, Smartlipo and Cellulaze systems, contain consumable parts and we generate additional revenue on sales of these consumable parts to our existing customers. As we continue to grow our service organization, we are seeking to increase the percentage of our customers that enter into service contracts, which would provide additional recurring customer revenue.

Products

We offer a broad portfolio of aesthetic treatment systems that address a wide variety of applications.

The following table provides information concerning our flagship products and their applications. We use the flagship designation for our products that are our leading products for a particular application.

	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Pigmented Lesions	Treatment of Cellulite	Acne	Tattoo Removal	Anti- Aging	LaserBody Sculpting and Removal of Unwanted Fat
Flagship Products:
Elite Family	Flagship	X	X	X
Smartlipo Family(2)									Flagship
Cellulaze(2)/SmoothShapes XV					Flagship
Affirm / SmartSkin								Flagship
Cynergy	X	Flagship	X	X		X
Accolade				Flagship			X

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance.
(2)	We distribute the TriActive LaserDermology and Smartlipo systems in North America pursuant to a distribution agreement with El.En. S.p.A, which we refer to as El.En. We distribute the Smartlipo MPX/Triplex and Cellulaze systems internationally pursuant to a distribution agreement with El.En.

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

Three of our flagship products, our Affirm, Smartlipo and Cellulaze systems, contain consumable parts. The Affirm system contains a highly durable micro lens array tip, which delivers the laser energy employed that can treat an average of ten treatment areas. We currently offer three different micro lens array tips, which cover a variety of treatment areas. The Smartlipo systems contain a consumable laser fiber that delivers the laser energy directly to subcutaneous fat cells-causing them to rupture. The Smartlipo and Cellulaze systems also contain the ThermaGuide Intelligent delivery system which allows the physician the ability to accurately monitor temperature and determine the treatment doses that will provide safe and more effective tissue tightening through tissue coagulation and maintan an even, controlled flow of laser energy. Additionally, Cellulaze contains a consumable SideLight 3DTM fiber which delivers laser thermal energy and increases the elasticity and thickness of the skin.

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

Applications

Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, treat wrinkles, skin texture, skin discoloration, skin tightening through tissue coagulation and to treat cellulite through both temporary and long-term methods. Practitioners also use our products to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat. The applications of our products are described below.

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

LaserBodySculpting for the Removal of Unwanted Fat. The Smartlipo system was the first laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. The Smartlipo LaserBodySculpting(SM) procedure enables aesthetic surgeons to remove localized deposits of fat. The Smartlipo LaserBodySculpting procedure is performed by inserting a small cannula, or metal tube, containing a laser fiber and placing it under the skin in direct contact with the treatment area. The laser’s energy causes the fat cells to rupture and melt. In addition, the laser’s energy promotes collagen shrinkage and causes a tissue tightening effect. LaserBodySculpting is a minimally invasive procedure; therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures. Since we launched the

Smartlipo system in 2006, we have enhanced the product by increasing the energy levels from 6 watts to 18 watts therefore increasing the speed of the procedure. In 2008, we introduced Smartlipo MPX, which added a second wavelength in a new platform and includes our patented MultiPlex technology that enables the energy from two lasers to be blended and increased the energy levels up to 46 watts. In March 2009, we introduced SmartSense with ThermaGuide and ThermaView, our proprietary intelligent delivery systems for our Smartlipo laser lipolysis workstations. In October 2009, we introduced Smartlipo Triplex which added a third wavelength to the system.

Treatment of Cellulite Cellulite is a deposit of fat that causes a dimple or other uneven appearance of the skin on women, typically around the thighs, hips and buttocks. According to published reports, an estimated 80% of women have some degree of cellulite.

Long-Term Reduction of Cellulite. In February 2011, we introduced our CellulazeTM Cellulite Laser Workstation into the European community. Cellulaze is the world’s first minimally invasive surgical device, designed to reduce cellulite by restoring the normal structure of the skin and underlying connective tissue. In the Cellulaze procedure, which is performed under a local anesthetic, the physician inserts a small cannula under the skin. Our SideLight 3DTM side-firing technology directs controlled, laser thermal energy to the treatment zones. The laser is designed to diminish the lumpy pockets of fat, release the areas of skin depression and increase the elasticity and thickness of the skin. Patients require just one treatment. Like the Smartlipo systems, Cellulaze incorporates the ThermaGuide Intelligent delivery system which allows the physician the ability to accurately monitor temperature and determine the treatment doses that will provide safe and more effective tissue tightening through tissue coagulation and maintain an even, controlled flow of laser energy. The Cellulaze workstation is not FDA cleared. A 510k application was submitted in 2010 and we expect action from the FDA in June 2011.

Temporary Reduction of Appearance of Cellulite. The TriActive system contains six low-power diode lasers, mechanical massage and suction features and localized cooling. In addition, the FDA has cleared TriActive system as an over-the-counter device, for sale and use without physician supervision, because its diode lasers are sealed and do not pose a risk of exposure to operators’ eyes. In a treatment for the temporary reduction of the appearance of cellulite, the practitioner applies the multifunction handpiece to deliver diode laser energy, as well as suction and manipulation therapy, to the treatment area. The laser energy and suction and manipulation therapy enhance micro-circulation in the area of the cellulite. Treatment for the temporary reduction in the appearance of cellulite requires a series of treatments of approximately 30 to 45 minutes each, depending on the treatment area and patient response.

Also in February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Eleme Medical, including Eleme’s non-invasive SmoothShapes® XV system. The SmoothShapes XV system treats cellulite through a proprietary process known as Photomology, which combines laser and light energy with mechanical manipulation (vacuum and massage) to produce tighter, smoother-looking skin. The system is FDA cleared for marketing in the United States and CE marked for sale in the European Union. The device is also marketed for circumferential reduction outside the United States.

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

Our Accolade system is our flagship solution for the removal of pigmented lesions. The Accolade is a high powered 755 nm, Q-switched Alexandrite laser. The combination of various spot sizes and the laser’s high repetition rates allow for rapid treatment. The target markets for the Accolade include Korea, China and Japan, where dermal lesions such as Nevus of Ota and Nevus of Ito are common.

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

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through independent distributors in 78 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in the United Kingdom, France, Germany, Spain, Korea, China, Japan, and Mexico. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. Currently, we have written distribution agreements with 33 of our 34 third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 26 field service engineers. Outside of North America, we employ 29 field service engineers.

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

Research and Development

Our research and development team consists of 33 employees, including three physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to innovate and develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991. From time to time, we may enter into collaborative research and development agreements to enhance our technology and develop new products.

Our research and development expenses were approximately $7.3 million in 2010, $6.7 million in 2009 and $7.5 million in 2008. We expect our research and development expenditures to increase in absolute dollars in 2011.

Manufacturing and Raw Materials

We manufacture all of our products, other than the Smartlipo, SmartSkin, Cellulaze, Performa and TriActive systems, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software.

We design our products, including our Elite, Affirm, Accolade and Cynergy product families, so that they are built in a modular fashion using fewer components. This approach enables us to manufacture our products more efficiently.

We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Elite, Affirm, Accolade and Cynergy product families, as well as complete manufacturing and test our SmoothShapes XV products. We also depend exclusively on sole source suppliers for Alexandrite rods, which we use in the manufacturing of our Elite products, and for our SmartCool treatment cooling systems.

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

As of December 31, 2010, we owned a total of 38 United States patents, as well as foreign counterparts to 17 of these patents. Our patent portfolio includes patents and patent applications with claims directed to:

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Cynosure®, Apogee®, Apogee Elite®, Smartlipo® , Triplex®, Affirm®and SmartCool®marks, among others, in the United States. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the TriActive®and Smartlipo®mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

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

Laser devices used for aesthetic procedures, such as hair removal, have generally qualified for clearance under 510(k) procedures. The FDA has determined that clearance of Cellulaze in the United States requires a 510(k) submission, which we filed in late 2010.

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

Product Modifications

After a device receives 510(k) clearance or a PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified aspects of various products since receiving regulatory clearance and believe that new 510(k) clearances are not required for these modifications. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA approval, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us to cease marketing and distributing the modified device, and to recall any sold devices, until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

While we believe that a majority of our devices present only “non-significant” risks and, therefore, do not require IDE submission to the FDA, we have obtained an IDE approval for the Cellulaze laser workstation to have concurrence from the FDA for the study protocol. Future clinical trials of our products may require that we submit and obtain approval of an IDE from the FDA prior to commencing clinical trials. The FDA, and the institutional review board at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

Employees

As of December 31, 2010, we had 259 employees, including 94 employees in sales and marketing functions, 33 employees in research, development and engineering functions, 89 employees in manufacturing and service functions and 43 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

ITEM 1A.	Risk Factors.

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We have a history of net losses, and we may not regain profitability.

Although we were profitable in 2007 and 2008, we incurred net losses of approximately $5.5 million in 2010, $22.8 million in 2009 and $0.7 million in 2006. During the fourth quarter of 2008, due to the decrease in our revenue, we began to reduce our worldwide headcount, and as of December 31, 2009, we had reduced it by approximately 25% from the third quarter of 2008. Our headcount remained relatively stable during 2010. We also decreased spending on various programs and implemented general cost-control initiatives intended to reduce our 2009 and 2010 operating expenses. Since the end of 2008, we have reduced our operating expenses by $27.0 million, or 34%. We may not be able to regain or realize profitability on a quarterly or annual basis. If we are unable to regain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

Macroeconomic conditions have led, and may continue to lead to decreased demand for our products.

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

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and economic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates and consumer confidence. Practitioners’ demand for our products decreased during 2009. However, demand increased slightly during 2010, but not to levels realized in historical periods. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

The percentage of revenues from non-traditional physician customers and spa purchasers of our products has increased significantly since 2005. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will continue to suffer and our business will be harmed.

We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in 85 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 59%, 54% and 34% of our revenues from sales outside North America for the years ended December 31, 2010, 2009 and 2008, respectively. Our gross margin for 2010 and 2009 declined from 2008, primarily as a result of the higher percentage of laser revenue from international markets where our products tend to have lower average selling prices than in North America.

Our international sales are subject to a number of risks, including:

•	foreign certification and regulatory requirements;

•	difficulties in staffing and managing our foreign operations;

•	import and export controls; and

•	political and economic instability.

We may incur foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 38% of our total 2010 revenues outside of North America. Substantially all of the remaining 62% of our total 2010 revenues outside of North America were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our most significant foreign currency exposure, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statement of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, France, Spain the United Kingdom, Germany, Korea, China and Japan, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 18% of our product revenue in 2010, 16% of our product revenue in 2009 and 16% of our product revenue in 2008. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 33 of our 34 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

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

Under the federal Telephone Consumer Protection Act, or TCPA, recipients of unsolicited facsimile “advertisements” may be entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Recipients of unsolicited facsimile advertisements may seek enforcement of the TCPA in state courts. The TCPA also permits states to initiate a civil action in a federal district court to enforce the TCPA against a party who engages in a pattern or practice of violations of the TCPA. In addition, complaints may be filed with the Federal Communications Commission, which has the power to assess penalties against parties for violations of the TCPA. In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In February 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed on numerous factual and legal grounds. The Court held a hearing on the plaintiff’s class certification motion in June 2008, but no decision on the motion has been rendered. In July 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case. In August 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed. At a status conference held in November 2010, the Court confirmed that the class certification motion was still under advisement. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

In July 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. In August 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims, and we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment in December 2008, and we cross moved for Summary Judgment in January 2009. The court held a hearing on the motions in February 2009, and in April 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The court denied the insurer’s motion in May 2009. In January 2010, the court entered an Order for Judgment consistent with its April 2009 decision that the insurer is obligated to defend us against the putative class claims and to indemnify us for any single damages, attorneys’ fees or costs. Per agreement of the parties, we were awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment in January 2010. The matter has been fully briefed and the U.S. First Circuit Court of Appeals heard oral arguments in January 2011.

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

As a result of the death of George J. Vojta,who was an independent director and served as Chairman of our Audit Committee, we are not in compliance with certain Nasdaq listing requirements, and if we do not regain compliance, we could face delisting from the Nasdaq.

George J. Vojta, who was a member of our Board of Directors, died in December 2010. Mr. Vojta was Chairman of our Audit Committee and an “audit committee financial expert,” as defined by applicable rules of the Securities and Exchange Commission, Chairman of the Company’s Nominating and Corporate Governance Committee, and a member of the Company’s Compensation Committee.

As a result of Mr. Vojta’s death, we are no longer in compliance with NASDAQ Marketplace Rule 5605(b)(1), because a majority of our Board is no longer comprised of independent directors, and Rule 5605(c)(2)(A), because our Audit Committee no longer has at least three members and has no member whom our Board has determined meets the financial sophistication requirements set out in Rule 5605(c)(2)(A). We notified the Nasdaq that we intend to rely on the cure provisions of Rules 5605(b)(1)(A) and 5605(c)(4)(B), which each provide that we have until the earlier of our next annual shareholders meeting or one year from Mr. Vojta’s death to comply with the above-referenced listing requirements; provided, however, that our annual shareholders meeting occurs no later than June 20, 2011, 180 days after the death of Mr. Vojta.

If we are not able to regain compliance with these listing requirements by June 20, 2011, we could face delisting from the Nasdaq.

Any acquisitions that we make could disrupt our business and harm our financial condition.

From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. We have minimal experience acquiring companies or products. Any acquisition we pursue could diminish our cash available to us for other uses or be dilutive to our stockholders, and could divert management’s time and resources from our core operations.

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our single wavelength Smartlipo systems, SmartSkin and TriActive LaserDermology products, exclusive worldwide distribution rights for our Smartlipo MPX and Triplex products and distribution rights outside the United States and Canada for the Performa system, El.En. competes with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products worldwide. Our business could be materially and adversely affected by competition from El.En.

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

We lease a 67,500 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in December 2012. In addition, we lease an aggregate of approximately 29,000 square feet of space at eight other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion in June 2008, but no decision on the motion has been rendered. In July 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case in August 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed. At a status conference held in November 2010, the Court confirmed that the class certification motion was still under advisement. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

In July 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. In August 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. In August 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment in December 2008, and we cross moved for Summary Judgment in January 2009. The Court held a hearing on the motions in February 2009, and in April 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The court denied the insurer’s motion in May 2009. In January 2010, the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend us against the putative class claims and to indemnify us for any single damages, attorneys’ fees or costs. Per agreement of the parties, we were awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment in January 2010. The matter has been fully briefed and the U.S. First Circuit Court of Appeals heard oral arguments in January 2011.

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

	High	Low
Fiscal Year Ended December 31, 2009
First quarter	$9.70	$4.50
Second quarter	$8.70	$5.57
Third quarter	$11.85	$6.74
Fourth quarter	$12.62	$9.65

Fiscal Year Ended December 31, 2010
First quarter	$12.18	$9.62
Second quarter	$14.06	$10.16
Third quarter	$10.75	$8.80
Fourth quarter	$11.00	$9.48

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

On March 7, 2011, the closing price per share of our Class A common stock was $12.58, as reported on The Nasdaq Global Market. The number of record holders of our Class A common stock as of March 7, 2011 was 11. The number of record holders of our Class B common stock as of March 7, 2011 was three.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the year ended December 31, 2010, we repurchased 145,621 shares of our common stock at an aggregate cost of approximately $1.4 million and at a weighted average price of $9.54 per share under this program. As of December 31, 2010, we have repurchased an aggregate of 148,935 shares under this program at an aggregate cost of $1.4 million.

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2010—October 31, 2010	—	$—	—	$8,821,795
November 1, 2010—November 30, 2010	9,469	9.99	9,469	8,727,215
December 1, 2010—December 31, 2010	15,000	9.90	15,000	8,578,749

Total	24,469	$9.93	24,469	$8,578,749

We have never paid or declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

At December 31, 2010, our total cash, cash equivalents and short and long-term marketable securities balance was $96.8 million.

We did not sell any unregistered securities during the period covered by this Annual Report filed on Form 10-K.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 30, 2005 (the last trading day for the year ended December 31, 2005) in our Class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies, Manufacturers and Distributors Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

Name	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
NASDAQ Medical Dev/Ins/Sup Manufacturers & Distributors Index	$100.00	$105.40	$134.02	$72.17	$105.25	$112.23
NASDAQ U.S. Index	100.00	109.84	119.14	57.41	82.53	97.95
Cynosure, Inc.	100.00	75.89	126.85	43.77	55.08	49.04

Item 6.	Selected Consolidated Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2010		2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$81,775		$72,825	$139,662	$124,315	$78,401

Cost of revenues	35,388		32,808	48,705	44,507	32,920

Gross profit	46,387		40,017	90,957	79,808	45,481
Operating expenses:
Sales and marketing	32,818		39,098	53,062	42,058	26,213
Research and development	7,300		6,679	7,497	6,827	4,673
General and administrative	11,312		14,556	17,837	11,346	8,975
Royalty settlement	—		—	—	—	10,000

Total operating expenses	51,430		60,333	78,396	60,231	49,861

(Loss) income from operations	(5,043)		(20,316)	12,561	19,577	(4,380)
Interest income, net	163		523	2,498	2,516	2,579
Gain (loss) on investments	23		22	(46)	(171)	118
Other (expense) income, net	(247)		672	(43)	866	813

(Loss) income before provision for (benefit from) income taxes and minority interest	(5,104)		(19,099)	14,970	22,788	(870)
Provision for (benefit from) income taxes	442		3,659	4,771	8,276	(266)
Minority interest in net income of subsidiary	—		—	—	—	46

Net (loss) income	$(5,546	)_	$(22,758)	$10,199	$14,512	$(650)

Basic net (loss) income per share	$(0.44)		$(1.79)	$0.81	$1.21	$(0.06)

Diluted net (loss) income per share	$(0.44)		$(1.79)	$0.80	$1.15	$(0.06)

Basic weighted average common shares outstanding	12,666		12,709	12,581	11,993	11,084

Diluted weighted average common shares outstanding	12,666		12,709	12,806	12,654	11,084

	2010		2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments and related financial instruments	$96,826		$91,967	$95,451	$86,097	$57,246
Working capital	99,687		106,908	109,495	113,732	80,460
Total assets	141,812		145,201	173,122	149,844	109,566
Capital lease obligation, net of current portion	40		171	436	794	1,069
Retained earnings	2,227		7,773	30,531	20,332	5,820
Total stockholders’ equity	120,300		123,830	140,354	120,878	85,870

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate the skin, liquefy and remove unwanted fat through laser lypolysis and reduce the appearance of cellulite. As of December 31, 2010, we had sold more than 10,300 aesthetic treatment systems worldwide.

We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In 2005, we completed our initial public offering of our Class A common stock. As of December 31, 2010, El.En. owns approximately 100% of our Class B common stock, which comprises 23% of our aggregate outstanding common stock. El.En., through its ownership of our Class B common stock, has the right to elect and remove a majority of our board of directors and to approve stockholder-proposed amendments to our bylaws and amendments to specified provisions of our certificate of incorporation.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	the Elite product line for hair removal, treatment of facial and leg veins and pigmentations;

•	the Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	the Cellulaze, SmoothShapes XV and TriActive product line for the temporary and long-term reduction in the appearance of cellulite;

•	the Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Cynergy product line for the treatment of vascular lesions; and

•	the Accolade product line for the removal of benign pigmented lesions as well as multi-colored tattoos.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 21 new products. In February 2011, we launched Cellulaze, the world’s first aesthetic laser device for the long-term reduction of cellulite. Also in February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Eleme Medical, including Eleme’s non-invasive SmoothShapes® XV system.

Revenues

We generate revenues primarily from sales of our products, parts and accessories and from services, including product warranty revenues. In 2010, we derived approximately 76% of our revenues from sales of our products and 24% of our revenues from parts, accessories and service revenues. In 2009, we derived approximately 77% of our revenues from sales of our products and 23% of our revenues from parts, accessories and service revenues. In 2008, we derived approximately 88% of our revenues from sales of our products and 12% of parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell directly in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. We derived 59%, 54% and 34% of our revenues from sales outside North America for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we had 32 sales employees in North America, 29 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and distributors that cover 78 countries. The following table provides revenue data by geographical region for the years ended December 31, 2010, 2009 and 2008:

	Percentage of Revenues
	Year Ended December 31,
	2010	2009	2008
Region
North America	41%	46%	66%
Europe	29	27	20
Asia/Pacific	24	21	11
Other	6	6	3

Total	100%	100%	100%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenues in 2011.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred. We expect our research and development expenditures to increase in absolute dollars in 2011 but remain consistent as a percentage of revenues with 2010.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executives, accounting and administrative personnel, professional fees and other general corporate expenses. We expect our general and administrative expenses to remain relatively unchanged in absolute dollars, but decrease as a percentage of revenues in 2011.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our short and long-term marketable securities consisting of state and municipal bonds and U.S. government agencies and treasuries. Interest expense consists primarily of interest due on capitalized leases.

Gain (Loss) on Investments and Other Income (Expense), net

Gain (loss) on investments consists primarily of recoveries and losses related to the fair value of auction rate securities. Other income (expense), net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Provision for Income Taxes

As of December 31, 2010, we maintain a full valuation allowance on the net deferred tax assets in the United States, Germany, Japan and Mexico. During the fourth quarter of 2009, we determined that our net domestic deferred tax assets were no longer more-likely-than-not realizable. As a result, we recorded a deferred tax provision charge of $10.4 million to establish a full valuation allowance on our net domestic deferred tax assets.

Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results.

Results of Operations

Year Ended December 31, 2010 and 2009

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Change 2009 to 2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$62,357	76%	$55,869	77%	6,488	12%
Parts, accessories and service revenues	19,418	24	16,956	23	2,462	15

Total revenues	81,775	100	72,825	100	8,950	12
Cost of revenues	35,388	43	32,808	45	2,580	8

Gross profit	46,387	57	40,017	55	6,370	16
Operating expenses:
Sales and marketing	32,818	40	39,098	54	(6,280)	(16)
Research and development	7,300	9	6,679	9	621	9
General and administrative	11,312	14	14,556	20	(3,244)	(22)

Total operating expenses	51,430	63	60,333	83	(8,903)	(15)

Loss from operations	(5,043)	(6)	(20,316)	(28)	15,273	75
Interest income, net	163	—	523	1	(360)	(69)
Gain on investments	23	—	22	—	1	5
Other (expense) income, net	(247)	—	672	1	(919)	(137)

Loss before provision for income taxes	(5,104)	(6)	(19,099)	(26)	13,995	73
Provision for income taxes	442	(1)	3,659	5	(3,217)	(88)

Net loss	$(5,546)	(7)%	$(22,758)	(31)%	$(17,212)	(76)%

Revenues

Total revenue for the year ended December 31, 2010 increased by $9.0 million, or 12%, to $81.8 million as compared to the year ended December 31, 2009 revenues of $72.8 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2010	2009
Product sales in North America	$27,788	$27,582	$206	1%
Product sales outside North America	34,569	28,287	6,282	22
Global parts, accessories and service sales	19,418	16,956	2,462	15

Total Revenues	$81,775	$72,825	$8,950	12%

•

Revenues from the sale of products in North America increased 1% from the 2009 period. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result our North American revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each year is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the year ended December 31, 2010, credit continued to be difficult to obtain similar to the year ended December 31, 2009, and as a result, our potential customers were not as able to expand their practices or commit to purchasing equipment from us.

•

Revenues from sales of products outside of North America increased by approximately $6.3 million, or 22%, from the 2009 period, due to a increase in the number of units sold by our European distributors and our Asian subsidiaries. We attribute this to improved global economic business conditions compared with the year ended December 31, 2009.

•

Revenues from the global sale of parts, accessories and services increased $2.5 million, or 15%, from the 2009 period, which includes an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2010	2009
Cost of revenues (in thousands)	$35,388	$32,808	$2,580	8%
Cost of revenues (as a percentage of total revenues)	43%	45%

Total cost of revenues increased $2.6 million, or 8%, to $35.4 million in 2010, as compared to $32.8 million in 2009. The increase was primarily associated with a 12% increase in total revenues. Our total cost of revenues decreased as a percentage of total revenues to 43% for the year ended December 31, 2010, from 45% for the year ended December 31, 2009 partially due to a $2.1 million charge to cost of product revenues in the 2009 period related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting our newer generation products more quickly than we anticipated. Excluding the effect of the write-down, our total cost of revenues as a percentage of total revenues increased to 43% from 42% due to a higher percentage of laser revenue from our international distribution where our products tend to have lower average selling prices than in North America.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2010	2009
Sales and marketing (in thousands)	$32,818	$39,098	$(6,280)	(16)%
Sales and marketing (as a percentage of total revenues)	40%	54%

Sales and marketing expenses decreased $6.3 million, or 16%, to $32.8 million in 2010, as compared to $39.1 million in 2009. The decline was associated with a decrease of $3.2 million in personnel, administrative costs and travel expenses due to the overall reduction of our worldwide direct sales organization, promotional costs of $2.1 million due to the reduction in clinical workshops, tradeshows and other promotional efforts, and stock compensation expense of $1.0 million. Our sales and marketing expenses for the year ended December 31, 2010 decreased as a percentage of total revenues to 40% due to the reduction of these expenses, as well as a 12% increase in total revenues for the 2010 period as compared to the 2009 period.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2010	2009
Research and development (in thousands)	$7,300	$6,679	$621	9%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased by $0.6 million, or 9%, for the year ended December 31, 2010, as compared with the year ended December 31, 2009 due to an increase in professional fees and consulting associated with clinical studies and increased research and development efforts.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2010	2009
General and administrative (in thousands)	$11,312	$14,556	$(3,244)	(22)%
General and administrative (as a percentage of total revenues)	14%	20%

General and administrative expenses decreased by $3.2 million, or 22%, due to a decrease of $1.7 million in legal and professional services costs associated with the patent infringement case against CoolTouch, which was settled in January 2010, and a $1.6 million decrease in bad debt expense.

Interest Income, net

	Year Ended December 31,		$ Change	% Change
	2010	2009
Interest income, net (in thousands)	$163	$523	$(360)	(69)%

The decrease in interest income, net is primarily due to investing in securities that bear less risk and lower interest rates than in 2009.

Gain on Investment and Other (Expense) Income, net

	Year Ended December 31,		$ Change	% Change
	2010	2009
Gain on investment (in thousands)	23	22	1	5%
Other (expense) income, net (in thousands)	(247)	672	(919)	(137)%

The decrease in other (expense) income is primarily a result of net foreign currency remeasurement losses in the year ended December 31, 2010 compared to the net foreign currency remeasurement gains for the year ended December 31, 2009 due to the strengthening of the U.S. dollar during 2010, primarily against the euro.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2010	2009
Provision for income taxes (in thousands)	$442	$3,659	$(3,217)	(88)%
Provision as a percentage of income before provision for income taxes	9%	19%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. In 2010, we recorded an income tax provision of $0.4 million, representing an effective tax rate of 9%. We continue to maintain a valuation allowance against our net domestic deferred tax assets, and therefore we did not record a benefit for our current year loss in the U.S. for the year ended December 31, 2010, with the exception of the portion that can be carried back to recover federal income taxes paid in prior years. Therefore, we have recorded a benefit of $0.5 million for the federal refund as a result of the federal carryback claim. At December 31, 2010, we have no additional carryback capacity for future U.S. tax losses. In 2009, we recorded an income tax provision of $3.7 million, representing an effective tax rate of 19%. Our 2010 effective tax rate decreased from 2009 primarily due to the valuation allowance that was established against our net domestic deferred tax assets during the fourth quarter of 2009.

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

Revenues

Total revenue for the year ended December 31, 2009 decreased by $66.8 million, or 48%, to $72.8 million as compared to the year ended December 31, 2008 revenues of $139.7 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2009	2008
Product sales in North America	$27,582	$85,188	$(57,606)	(68)%
Product sales outside North America	28,287	38,020	(9,733)	(26)
Global parts, accessories and service sales	16,956	16,454	502	3

Total Revenues	$72,825	$139,662	$(66,837)	(48)%

•

Revenues from the sale of products in North America decreased by approximately $57.6 million, or 68%, from the 2008 period, primarily due to a decrease in the number of product units sold. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each year is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the year ended December 31, 2009, credit was more difficult to obtain and our potential customers were not as able to expand their practices or commit to purchasing equipment from us as compared to the year ended December 31, 2008. Additionally, we believe that due to the uncertain and adverse business conditions, some of our customers and potential customers anticipated a decline in the number of patients seeking discretionary aesthetic laser treatments and therefore, decided not to purchase new systems during the year.

•

Revenues from sales of products outside of North America decreased by approximately $9.7 million, or 26%, from the 2008 period, due to a decrease in the number of units sold by our Asian distributors and our European subsidiaries, which we attribute to the adverse global business conditions. This decrease was partially offset by an increase in product units sold at our subsidiaries in Asia, including our recently established subsidiary in Korea.

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

Total cost of revenues decreased $15.9 million, or 33%, to $32.8 million in 2009, as compared to $48.7 million in 2008. Our total cost of revenues increased as a percentage of total revenues to 45% for the year ended December 31, 2009, from 35% for the year ended December 31, 2008 primarily due to a higher percentage of laser revenue from our international distribution where our products tend to have lower average selling prices than in North America. Also, in 2009, we recorded a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting our newer generation products more quickly than we anticipated, coupled with the downturn in the overall aesthetic laser market.

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

The decrease in interest income, net is primarily due to investing in securities that carry less risk and lower interest rates than in 2008.

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

At December 31, 2010, our cash, cash equivalents and short and long-term marketable securities were $96.8 million, as compared to $92.0 million at December 31, 2009. Our cash and cash equivalents of $27.4 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds, various state and municipal governments, U.S. government agencies and treasuries. Our short-term marketable securities of $59.4 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by December 15, 2011. Our long-term marketable securities of $10.0 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by September 17, 2012.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred minimal capital expenditures during the year ended December 31, 2010, and expect that capital expenditures during the next 12 months will be relatively consistent. During the year ended December 31, 2010 and 2009, respectively, we transferred $4.8 million and $7.4 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the year ended December 31, 2010, we repurchased 145,621 shares of our common stock at an aggregate cost of approximately $1.4 million and at a weighted average price of $9.54 per share under this program. As of December 31, 2010, we have repurchased an aggregate of 148,935 shares under this program at an aggregate cost of $1.4 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $7.8 million for the year ended December 31, 2010. This resulted primarily from net loss for the period of $5.5 million, increased by approximately $9.3 million in depreciation and amortization and stock-based compensation expense and approximately $0.9 million in accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $3.4 million principally related to a decrease in prepaid expenses and other assets of $2.5 million associated with our income tax refund, a decrease in accounts receivable of $0.9 million due to increased collection efforts, and an increase in amounts due to related parties and accrued expenses of $1.6 million. This was offset by an increase in inventory of $2.0 million net of demonstration inventory transfers of $4.8 million. Net cash used in investing activities was $23.7 million for the year ended December 31, 2010, which consisted primarily of the net purchases of $23.1 million of marketable securities and $0.7 million used for fixed asset purchases. Net cash used in financing activities during the year ended December 31, 2010 was $1.5 million, principally relating to $1.4 million in the repurchase of our common stock and $0.2 million for payments on capital lease obligations.

Net cash used in operating activities was $1.5 million for the year ended December 31, 2009. This resulted primarily from net loss for the period of $22.8 million, decreased by approximately $11.6 million in depreciation and amortization and stock-based compensation expense, $6.8 million in deferred tax assets and approximately $0.4 million in accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $2.4 million principally related to a decrease in accounts receivable of $13.6 million due to reduced sales and increased collection efforts, and a decrease in inventory of $1.3 million primarily related to less purchases made during 2009 and the sale of inventory on hand at December 31, 2008, net of a $2.1 million charge to write-down inventory. This was offset by an increase in prepaid expenses and other assets related to our tax receivable position, and a decrease in amounts due to related party, accrued expenses and accounts payable of $11.3 million. Net cash used in investing activities was $2.3 million for the year ended December 31, 2009, which consisted primarily of net purchases of $1.5 million of marketable securities and fixed asset purchases of $0.7 million. Net cash used in financing activities during the year ended December 31, 2009 was $0.4 million, principally relating to payments on capital lease obligations.

Net cash provided by operating activities was $10.1 million for the year ended December 31, 2008. This resulted primarily from net income for the period of $10.2 million, approximately $11.4 million in depreciation and stock-based compensation expense, partially offset by approximately $2.8 million in deferred income tax benefits. Net changes in working capital items reduced cash from operating activities by approximately $9.1 million, principally due to an increase in inventory for anticipated future sales and lower-than-expected sales for the fourth quarter, as well as an increase in accounts receivable reflecting the record sales during 2008, and an overall slowdown in collections as certain customers were affected by the overall economic environment and the tightening of the credit markets and an increase in accounts payable and amounts due to a related party of $6.1 million. These were partially offset by a decrease in accrued expenses. Net cash used in investing activities was $2.3 million for the year ended December 31, 2008, which consisted primarily of $47.5 million used to purchase marketable securities and $1.9 million used for fixed asset purchases, offset by $48.1 million in proceeds generated from sales and maturities of securities. Net cash provided by financing activities during the year ended December 31, 2008 was $2.9 million, principally relating to proceeds from option exercises of $1.6 million, tax benefits related to stock options of $1.8 million and partially offset by $0.5 million in payments on capital lease obligations.

Contractual Obligations

Our significant outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. Our facility leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which we recognize the expense on a straight-line basis. In addition, we guaranteed the lease obligations for two facilities that are operated by Sona MedSpa and will be obligated to pay these leases if Sona MedSpa cannot or does not make the required lease payments. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2010.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$183	$143	$38	$2	$—
Operating leases	3,032	1,492	1,540	—	—
Lease guarantees	18	18	—	—	—

Total contractual obligations	$3,233	$1,653	$1,578	$2	$—

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

We defer, until earned, payments that we receive in advance of product delivery or performance of services. When we enter into arrangements with multiple elements, which may include sales of products together with service contracts and warranties, we allocate revenue among the elements based on each element’s relative fair value in accordance with the principles of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic—Multiple Element Arrangements. This allocation requires us to make estimates of fair value for each element. We adopted ASU 2009-13 during the second quarter of 2010 and applied it retrospectively beginning January 1, 2010. The adoption of ASU 2009-13 did not have a material impact on our financial position or statements of operations.

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $10.6 million as of December 31, 2010, compared with $11.7 million as of December 31, 2009. The allowance for doubtful accounts as of December 31, 2010 was $2.2 million and as of December 31, 2009 was $3.0 million. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectability issues and our historical experience with losses. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $18.7 million as of December 31, 2010 compared to $21.8 million as of December 31, 2009. The decrease in inventory primarily relates to the transfer of demonstration equipment to fixed assets of $4.8 million partially offset by increased purchases for the year ended December 31, 2010 when compared with the year ended December 31, 2009. Our inventory allowance was $2.7 million and $3.9 million as of December 31, 2010 and 2009, respectively. The decrease in our inventory allowance primarily relates to the disposition of inventory reserved for in prior periods.

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

At December 31, 2009, our short-term investments consisted of $18.5 million, at par value, of auction rate securities (ARS) investments. The ARS were managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, we agreed to accept Auction Rate Securities Rights (the Rights) from UBS. On June 30, 2010, we exercised the Rights and sold our ARS to UBS at full par value. At December 31, 2010, we held no short-term investments.

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718). ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, we review our actual forfeiture rates periodically and align our stock compensation expense with the options that are vesting.

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility for the 2010 period and based on a weighted average of our own historical volatility and of the average volatilities of other guideline companies in the same industry for the 2009 and 2008 periods. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted since adoption of ASC 718 was derived from the short-cut method described in SEC’s Staff ASC 718. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or statements of operations.

In December, 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU is effective prospectively for business combinations on or after January 1, 2011. We are currently evaluating the impact of adopting ASU 2010-29 on our financial statements.

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

	December 31, 2010	2011	2012
Investments (at fair value)	$75,497	$65,507	$9,990
Weighted average interest rate	0.38%	0.36%	0.53%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S.

dollars represented approximately 38% of our total international revenues during the year ended December 31, 2010. Substantially all of the remaining 62% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included beginning on page F-1 and are incorporated in this report by reference

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cynosure, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2010 of Cynosure, Inc. and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2011 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2011 Proxy Statement under the caption “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2011 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2011 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2011 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2011 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2011 Proxy Statement under the captions “RELATED-PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2011 Proxy Statement under the caption “PROPOSAL 3—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements. The financial statements and notes thereto annexed to this report begin on page F-1.

2. Financial Statement Schedules. All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

Signature	Title	Date

/s/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2011

/s/ TIMOTHY W. BAKER Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2011

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	March 10, 2011

/s/ ANDREA CANGIOLI Andrea Cangioli	Director	March 10, 2011

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 10, 2011

/s/ LEONARDO MASOTTI Leonardo Masotti	Director	March 10, 2011

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	March 10, 2011

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 10, 2011

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$27,434	$44,797
Short-term marketable securities	59,402	23,708
Short-term investments and related financial instruments	—	18,454
Accounts receivable, net of allowance of $2,207 and $2,983 in 2010 and 2009, respectively	10,621	11,741
Inventories	18,684	21,815
Prepaid expenses and other current assets	3,902	6,441
Deferred income taxes	489	160

Total current assets	120,532	127,116
Property and equipment, net	8,892	10,567
Long-term marketable securities	9,990	5,008
Other assets	2,398	2,510

Total assets	$141,812	$145,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,840	$4,822
Amounts due to related party	1,785	1,350
Accrued expenses	10,427	9,535
Deferred revenue	3,660	4,237
Capital lease obligations	133	264

Total current liabilities	20,845	20,208
Capital lease obligations, net of current portion	40	171
Deferred revenue, net of current portion	348	620
Other noncurrent liability	279	372
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2010 and 2009 Issued—no shares as of December 31, 2010 and 2009	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2010 and 2009 Issued—9,786 Class A shares and 2,975 Class B shares at December 31, 2010; Issued—9,775 Class A shares and 2,975 Class B Shares at December 31, 2009	13	13
Additional paid-in capital	121,706	117,814
Retained earnings	2,227	7,773
Accumulated other comprehensive loss	(1,938)	(1,451)
Treasury stock, 149 Class A shares and 36 Class B shares, at cost, at December 31, 2010; 3 Class A and 36 Class B shares, at cost, at December 31, 2009	(1,708)	(319)

Total stockholders’ equity	120,300	123,830

Total liabilities and stockholders’ equity	$141,812	$145,201

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Product revenues	$62,357	$55,869	$123,208
Parts, accessories and service revenues	19,418	16,956	16,454

Total revenues	81,775	72,825	139,662
Cost of revenues	35,388	32,808	48,705

Gross profit	46,387	40,017	90,957
Operating expenses:
Sales and marketing	32,818	39,098	53,062
Research and development	7,300	6,679	7,497
General and administrative	11,312	14,556	17,837

Total operating expenses	51,430	60,333	78,396

(Loss) income from operations	(5,043)	(20,316)	12,561
Interest income, net	163	523	2,498
Gain (loss) on investments (Note 3)	23	22	(46)
Other (expense) income, net	(247)	672	(43)

(Loss) income before provision for income taxes	(5,104)	(19,099)	14,970
Provision for income taxes	442	3,659	4,771

Net (loss) income	$(5,546)	$(22,758)	$10,199

Basic net (loss) income per share	$(0.44)	$(1.79)	$0.81

Diluted net (loss) income per share	$(0.44)	$(1.79)	$0.80

Basic weighted average common shares outstanding	12,666	12,709	12,581

Diluted weighted average common shares outstanding	12,666	12,709	12,806

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

(LOSS) INCOME

(In thousands)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Class A & B Treasury Stock		Total Stockholders Equity	Comprehensive Income (Loss)
	Shares	$0.001 Par Value
						Shares	Cost
Balance at December 31, 2007	12,448	$12	$101,298	$20,332	$(477)	(36)	$(287)	$120,878

Stock-based compensation expense	—	—	7,408	—	—	—	—	7,408
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	1,570	—	—	—	—	1,570
Exercise of stock options	286	1	1,616	—	—	—	—	1,617
Net income	—	—	—	10,199	—	—	—	10,199	$10,199
Cumulative translation adjustment	—	—	—	—	(1,376)	—	—	(1,376)	(1,376)
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	58	—	—	58	58
Balance at December 31, 2008	12,734	$13	$111,892	$30,531	$(1,795)	(36)	$(287)	$140,354	$8,881

Stock-based compensation expense	—	—	6,184	—	—	—	—	6,184
Tax deficiency from stock-based compensation expense in excess of book deductions	—	—	(320)	—	—	—	—	(320)
Exercise of stock options	16	—	58	—	—	—	—	58
Repurchase of common stock	—	—		—	—	(3)	(32)	(32)
Net loss	—	—	—	(22,758)	—	—	—	(22,758)	$(22,758)
Cumulative translation adjustment	—	—	—	—	422	—	—	422	422
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	(78)	—	—	(78)	(78)

Balance at December 31, 2009	12,750	$13	$117,814	$7,773	$(1,451)	(39)	$(319)	$123,830	$(22,414)

Stock-based compensation expense	—	—	3,807	—	—	—	—	3.807
Exercise of stock options	11	—	85	—	—	—	—	85
Repurchase of common stock	—	—		—	—	(146)	(1,389)	(1,389)
Net loss	—	—	—	(5,546)	—	—	—	(5,546)	$(5,546)
Cumulative translation adjustment	—	—	—	—	(510)	—	—	(510)	(510)
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	23	—	—	23	23

Balance at December 31, 2010	12,761	$13	$121,706	$2,227	$(1,938)	(185)	$(1,708)	$120,300	$(6,033)

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net (loss) income	$(5,546)	$(22,758)	$10,199
Reconciliation of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,431	5,444	3,994
(Gain) loss on investments	(21)	(22)	46
Stock-based compensation	3,843	6,184	7,422
Deferred income taxes	(221)	6,775	(2,819)
Loss on disposal of fixed assets	62	24	—
Accretion of discounts on marketable securities	877	407	267
Changes in operating assets and liabilities:
Accounts receivable	883	13,649	(1,665)
Due from related party	—	40	(34)
Inventories	(1,988)	1,255	(12,327)
Net book value of demonstration inventory sold	1,244	734	730
Prepaid expenses and other current assets	2,480	(2,082)	(214)
Accounts payable	71	(280)	2,318
Due to related party	448	(4,723)	3,826
Tax benefit from stock option exercises	(2)	(3)	(1,774)
Accrued expenses	1,116	(6,313)	(506)
Deferred revenue	(883)	140	327
Other noncurrent liability	—	(5)	264

Net cash provided by (used in) operating activities	7,794	(1,534)	10,054
Investing activities:
Purchases of property and equipment	(663)	(656)	(1,889)
Proceeds from the sales and maturities of securities	72,718	37,145	48,121
Purchases of marketable securities	(95,768)	(38,625)	(47,452)
Acquisition of Orient MG	—	—	(512)
Increase in other assets	—	(192)	(555)

Net cash used in investing activities	(23,713)	(2,328)	(2,287)
Financing activities:
Excess tax benefit on options exercised	2	3	1,774
Repurchases of common stock	(1,389)	(32)	—
Proceeds from stock option exercises	85	58	1,617
Payments on capital lease obligation	(235)	(390)	(481)

Net cash (used in) provided by financing activities	(1,537)	(361)	2,910
Effect of exchange rate changes on cash and cash equivalents	93	(237)	(431)

Net increase (decrease) in cash and cash equivalents	(17,363)	(4,460)	10,246
Cash and cash equivalents, beginning of year	44,797	49,257	39,011

Cash and cash equivalents, end of year	$27,434	$44,797	$49,257

Supplemental cash flow information:
Cash paid for interest	$57	$81	$123

Cash paid for income taxes	$1,021	$1,304	$6,383

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$4,802	$7,359	$4,048

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cynosure, Inc. (Cynosure or the Company) develops, manufactures and markets aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive to remove hair, treat vascular lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, as well as multi-colored tattoos, treat wrinkles, skin texture, skin discoloration and skin tightening, perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat and temporary and long-term reduction in the appearance of cellulite. Cynosure markets and sells its products primarily to the dermatology, plastic surgery and general medical markets, both domestically and internationally. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation within the consolidated balance sheet and the consolidated statements of cash flows.

Cash, Cash Equivalents, Short and Long-Term Marketable Securities

Cynosure considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Cynosure accounts for short and long-term marketable securities as available-for-sale in accordance with Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities Topic. Under ASC 320, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. ASC 320 requires Cynosure to recognize all marketable securities on the consolidated balance sheets at fair value. Cynosure’s marketable securities are stated at fair value based on quoted market prices. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders’ equity. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. The cost of securities sold is determined by the specific identification method. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, short and long-term marketable securities, accounts receivable and capital leases. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, approximates their carrying value at December 31, 2010 and 2009.

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

Accounts Receivable and Concentration of Credit Risk

Cynosure’s accounts receivable balance, net of allowance for doubtful accounts, was $10.6 million as of December 31, 2010, compared with $11.7 million as of December 31, 2009. The allowance for doubtful accounts as of December 31, 2010 was $2.2 million and as of December 31, 2009 was $3.0 million. Cynosure maintains an allowance for doubtful accounts based upon the aging of its receivable balances, known collectibility issues and Cynosure’s historical experience with losses. Cynosure works to mitigate bad debt exposure through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Cynosure’s revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales that the Company considers to be at risk.

No customer accounted for 10% or greater of revenue during 2010, 2009 or 2008. No customer accounted for 10% or greater of accounts receivable as of December 31, 2010 or 2009. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)
Balance at beginning of year	$2,983	$2,861	$1,451
Additions	933	2,485	4,200
Deductions	(1,709)	(2,363)	(2,790)

Balance at end of year	$2,207	$2,983	$2,861

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2010	2009
	(In thousands)
Raw materials	$3,980	$3,700
Work in process	711	1,302
Finished goods	13,993	16,813

	$18,684	$21,815

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

Cynosure’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Cynosure regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Cynosure recognizes such costs as cost of goods sold at the time of such determination. Although Cynosure performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Cynosure’s inventory and reported operating results. Cynosure’s inventory allowance was $2.7 million and $3.9 million as of December 31, 2010 and 2009, respectively. The decrease in the inventory allowance primarily relates to the disposition of inventory reserved for in prior periods.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the respective lease term. Included in property and equipment are certain lasers that are used for demonstration purposes. Maintenance and repairs are charged to expense as incurred. Cynosure continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Cynosure evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, Cynosure believes that, as of each of the balance sheet dates presented, none of Cynosure’s long-lived assets were impaired.

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

Multiple-element arrangements are evaluated in accordance with the principles of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic—Multiple Element Arrangements and Cynosure allocates revenue among the elements based upon each element’s relative fair value. Cynosure adopted ASU 2009-13 during the second quarter of 2010 and applied it retrospectively beginning January 1, 2010. The adoption of ASU 2009-13 did not have a material impact on Cynosure’s financial position or statements of operations.

In accordance with the provisions of ASC 605-45, Revenue Recognitions Topic—Principal Agent Considerations, Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $0.3 million, $0.3 million, and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Shipping and handling costs included as a component of cost of revenue totaled $0.3 million, $0.3 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Product Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$2,440	$3,052	$3,094
Warranty provision related to new sales	3,550	4,422	4,378
Costs incurred	(3,878)	(5,034)	(4,420)

Balance at end of year	$2,112	$2,440	$3,052

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

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $0.4 million, $0.6 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement (losses) gains of approximately $(274,000), $573,000 and $17,000 during 2010, 2009 and 2008, respectively, which are included in other (expense) income, net, in the consolidated statements of operations.

Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Unrealized gain on marketable securities, net of $11 and $3 income taxes	$29	$6
Cumulative translation adjustment	(1,967)	(1,457)

Total accumulated other comprehensive loss	$(1,938)	$(1,451)

The components of total other comprehensive income (loss) for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Cumulative translation adjustment	$(510)	$422
Unrealized gain (loss) on marketable securities	23	(78)

Total other comprehensive (loss) income	(487)	344
Reported net loss	(5,546)	(22,758)
Total comprehensive loss	$(6,033)	$(22,414)

Stock-Based Compensation

Cynosure follows the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718). ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Cynosure reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the options that are vesting.

Cynosure recorded stock-based compensation expense of $3.8 million, $6.2 million and $7.4 million. Cynosure capitalized $17,000 and $53,000, respectively, of stock-based compensation expense as a part of inventory as of December 31, 2010 and 2009.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cost of revenues	$289	$447	$538
Sales and marketing	1,715	2,685	2,987
Research and development	538	899	1,046
General and administrative	1,301	2,153	2,708
Other Expenses	—	—	143

Total stock-based compensation expense	$3,843	$6,184	$7,422

As of December 31, 2010, there was $3.3 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted average period of 1.67 years. Cash received from option exercises was $0.1 million, $0.1 million and $1.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Cynosure granted 440,711, 506,225 and 372,090 stock options during the years ended December 31, 2010, 2009 and 2008, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the years ended December 31, 2010, 2009 and 2008 was $5.79, $4.38 and $13.15, respectively, using the following assumptions:

Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.49% - 2.50%	1.87% - 2.66%	2.19% - 3.30%
Expected dividend yield	—	—	—
Expected term	5.8 years	5.8 years	5.8 years
Expected volatility	57% - 59%	63% - 64%	64% - 66%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility for the 2010 period and based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry for the 2009 and 2008 periods. Cynosure’s expected term of options granted during the years ended December 31, 2010, 2009 and 2008 was derived from the simplified method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

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

Net (Loss) Income per Common Share

Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share is determined by dividing net (loss) income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Common shares outstanding includes both Class A and Class B as each share participates equally in earnings. Class B shares are convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Net (loss) income	$(5,546)	$(22,758)	10,199

Basic weighted average common shares outstanding	12,666	12,709	12,581
Weighted average common stock equivalents	—	—	225

Diluted weighted average common shares outstanding	12,666	12,709	12,806

Basic net (loss) income per share	$(0.44)	$(1.79)	$0.81

Diluted net (loss) income per share	$(0.44)	$(1.79)	$0.80

For the years ended December 31, 2010 and 2009, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for those periods would be antidilutive based on the net loss for the period. During the years ended December 31, 2010, 2009 and 2008, respectively, outstanding options to purchase 1.6 million, 1.1 million and 1.1 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. Cynosure does not expect the adoption of ASU 2010-28 will have a material impact on its financial position or statements of operations.

In December, 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU is effective prospectively for business combinations on or after January 1, 2011. Cynosure is currently evaluating the impact of adopting ASU 2010-29 on its financial statements.

3. Fair Value

Effective January 1, 2008, Cynosure adopted the Fair Value Measurements Topic ASC 820. ASC 820 establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

At December 31, 2009, Cynosure’s short-term investments consisted of $18.5 million, at par value, of auction rate securities (ARS) investments. The ARS were managed by UBS Financial Services, Inc. (UBS). On November 3, 2008, Cynosure agreed to accept Auction Rate Securities Rights (the Rights) from UBS. On June 30, 2010, Cynosure exercised the Rights and sold its ARS to UBS at full par value. At December 31, 2010, Cynosure held no short-term investments.

In accordance with ASC 820, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents, marketable securities, long-term investments and related financial instruments) measured at fair value as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,466	$—	$—	$5,466
State and municipal bonds(2)	—	19,716	—	19,716
Treasuries and government agencies(3)	—	55,781	—	55,781
Equity securities	12	—	—	12

Total	$5,478	$75,497	$—	$80,975

(1)	Included in cash and cash equivalents at December 31, 2010.
(2)	$1.1 million included in cash and cash equivalents at December 31, 2010.
(3)	$5.0 million included in cash and cash equivalents at December 31, 2010

The following table provides a summary of changes in fair value of Cynosure’s Level 3 financial assets for the year ended December 31, 2010 (in thousands):

Auction Rate Securities
Balance at December 31, 2009	$18,454
Recovery on ARS included in gain on investments	1,212
Loss related to value of ARS Rights included in (loss) on investments	(1,191)
Net settlements	(18,475)

Balance at December 31, 2010	$—

4. Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2010 consist of approximately $75.5 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $12,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of December 31, 2010, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds		$1,109	$1,109	$—	$—
Treasuries and government agencies		5,008	5,011	—	(3)

Total cash equivalents		$6,117	$6,120	$—	$(3)

Short-term marketable securities:
State and municipal bonds		$13,416	$13,420	$—	$(4)
Treasuries and government agencies		45,974	45,953	31	(10)
Equity securities		12	15	—	(3)

Total short-term marketable securities		$59,402	$59,388	$31	$(17)

Long-term marketable securities:
State and municipal bonds	$	_5,191	$5,200	$—	$(9)
Treasuries and government agencies		4,799	4,798	1	—

Total long-term marketable securities		$9,990	$9,998	$1	$(9)

Total available-for-sale securities		$75,509	$75,506	$32	$(29)

Total marketable securities		$69,392

As of December 31, 2009, Cynosure’s marketable securities consisted of the following (in thousands):

	Market Value		Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$1,612		$1,612	$—	$—

Total cash equivalents	$1,612		$1,612	$—	$—

Short-term marketable securities:
State and municipal bonds	$11,673		$11,671	$2	$—
Corporate obligations	1,503		1,502	1	—
U.S. government sponsored enterprises	10,525		10,515	10	—
Equity securities	7		8	—	(1)

Total short-term marketable securities	$23,708		$23,696	$13	$(1)

Long-term marketable securities:
U.S. government agencies and treasuries	5,008		5,011		(3)

Total long-term marketable securities	$5,008		$5,011	$—	—

Total available-for-sale securities	$30,328		$30,319	$13	$(4)

Trading Securities:
Short-term investments:
Auction rate securities	$16,387	*

Total marketable securities and short-term investments	$46,715

*	Excludes $2.1 million for fair value of ARS Rights

As of December 31, 2010, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$19,716	$14,525	$5,191	$—
U.S. government sponsored enterprises	55,781	50,982	4,799	—

Total available-for-sale debt securities	$75,497	$65,507	$9,990	$—

5. Acquisitions

On February 3, 2011, Cynosure announced that it acquired substantially all of the assets of Eleme Medical. The business purpose of this transaction was to acquire and incorporate into Cynosure’s product portfolio Eleme’s non-invasive SmoothShapes® XV system for the temporary reduction in the appearance of cellulite. Cynosure paid $2.5 million in cash for the Eleme Medical assets, which include licensing rights to intellectual property related to the SmoothShapes technology. Cynosure is currently evaluating the fair value of assets acquired and plans on filing required pro forma financial information with the SEC within the applicable time period.

The following table presents comparative financial information on an unaudited pro forma basis as if the acquisition of Eleme Medical had taken place at the beginning of the period presented:

	December 31,
	2010	2009
	(In thousands)
Revenue	$88,078	$77,384
Pre-tax loss	(11,461)	(28,979)

In December 2008, Cynosure established a wholly-owned subsidiary in Korea, Cynosure, Korea Limited (Cynosure Korea) in order to acquire the aesthetic laser sales division of Orient MG CO, Ltd. (Orient MG), an independent distributor of Cynosure’s products and services in the Korean market. On December 3, 2008, Cynosure Korea acquired the aesthetic laser business and assets of Orient MG through an asset purchase agreement for $1.0 million, which consisted of a cash payment of $464,000 by Cynosure and Cynosure’s forgiveness of $536,000 in accounts payable due to Cynosure and $50,000 of direct legal costs. The business purpose of this acquisition was to gain the ability to sell directly in Korea by acquiring the product registration licenses, customer lists and hire the employees operating this division from Orient MG. The assets acquired from Orient MG over which the purchase price was allocated in accordance with ASC 805, Business Combinations, included $164,000 of intangible assets, related to product registration rights and customer lists, with the remaining purchase price of $886,000 allocated to goodwill. Cynosure assigned an estimated useful life of five years to the product registration licenses, which was based on product lifecycles, and assigned an estimated useful life of two years to the customer lists.

In accordance with ASC 350, Cynosure evaluated the goodwill at the Korea reporting unit for impairment at December 31, 2010. Impairment is a condition that exists when the carrying amount of the goodwill exceeds its implied fair value. In accordance with ASC 350, step one of the evaluation process includes determining the fair value of the reporting unit, and then comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists and no loss is recognized. However, if the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the company would move to step two to further evaluate the goodwill.

At December 31, 2010, Cynosure calculated the fair value of the goodwill at the Korea reporting units using a discounted cash flow model resulting in a fair value of the reporting unit in excess of its carrying value. Therefore, Cynosure concluded that no impairment condition existed. Cynosure will continue to monitor the goodwill for impairment annually, unless events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$29,292	$30,736	$85,736
Europe	24,201	19,554	27,716
Asia/Pacific	19,373	15,113	16,237
Other	8,909	7,422	9,973

	$81,775	$72,825	$139,662

Total assets by geographic area are as follows:

	December 31,
	2010	2009
	(In thousands)
United States	$123,211	$127,973
Europe	12,119	12,870
Asia/Pacific	8,279	6,346
Eliminations	(1,797)	(1,988)

	$141,812	$145,201

Long-lived assets by geographic area are as follows:

	December 31,
	2010	2009
	(In thousands)
United States	$7,571	$8,398
Europe	1,833	2,867
Asia/Pacific	1,886	1,812

	$11,290	$13,077

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue for any period presented.

Cynosure Korea has long-lived assets of $1.5 million, or 13% of the Company’s total long-lived assets, as of December 31, 2010. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008.

7. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2010 Cost	2009 Cost
	(In thousands)
Equipment	3-5	$3,701	$3,486
Furniture and fixtures	5	1,905	1,979
Computer equipment and software	3	3,273	3,137
Leased Equipment	5	2,118	2,594
Leasehold improvements	5	1,476	1,463
Demonstration equipment	3	18,558	16,988
Construction in-progress		14	25

		31,045	29,672
Less: Accumulated depreciation and amortization		(22,153)	(19,105)

		$8,892	$10,567

Depreciation expense relating to property and equipment was $5.3 million, $5.4 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the cost of assets recorded under capitalized leases was approximately $2.1 million and $2.4 million, respectively, and the related accumulated amortization was approximately $1.9 million and $2.1 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2010	2009
	(In thousands)
Accrued payroll and taxes	$1,440	$501
Accrued employee benefits	709	721
Accrued warranty costs	2,112	2,440
Accrued commissions	1,153	1,027
Accrued other	5,013	4,846

	$10,427	$9,535

8. Related Party Transactions

Purchases of inventory from El.En. S.p.A, (“El.En.”) during the years ended December 31, 2010, 2009 and 2008 were approximately $5.2 million, $4.9 million and $15.8 million, respectively. As of December 31, 2010 and 2009, amounts due to related party for these purchases were approximately $1.8 million and $1.4 million, respectively. There were no amounts due from El.En. as of December 31, 2010 or 2009.

9. Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual class capital structure consisting of $0.001 par value Class A and Class B common stock. Cynosure has authorized 61,500,000 shares of $0.001 par value Class A common stock and 8,500,000 shares of $0.001 par value Class B common stock. As of December 31, 2010, there were 9,785,848 shares of Class A common stock issued and 2,975,297 shares of Class B common stock issued. The rights, preferences and privileges of each class of common stock are as follows:

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

Treasury Stock

On July 28, 2009, Cynosure’s Board of Directors authorized the repurchase of up to $10 million of its Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless Cynosure’s Board of Directors discontinues it sooner. During the year ended December 31, 2010, Cynosure repurchased 145,621 shares of its common stock at an aggregate cost of approximately $1.4 million and at a weighted average price of $9.54 per share under this program. As of December 31, 2010, Cynosure has repurchased an aggregate of 148,935 shares under this program at an aggregate cost of $1.4 million.

10. Stock-Based Compensation

2004 Stock Option Plan

In October 2004, the Board of Directors adopted and the stockholders approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2010, there were no shares available for future grant under the 2004 Plan.

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

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. At December 31, 2010 the number of shares of Class A common stock reserved for issuance under the 2005 Plan is 2,188,369 shares. Options granted under the Plan vest either (i) over a 36-month period at the rate of 8.33% after each quarter thereafter until fully vested or

(ii) over a vesting period determined by the Board of Directors. As of December 31, 2010, there are 92,274 shares available for future grant under the 2005 Plan. In January 2011, the number of shares of Class A common stock reserved for issuance under the 2005 Plan increased by 300,000 shares in accordance with the terms of the plan.

Stock option activity under the 1992 Plan, the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	1,139,742	$ 3.00 - $39.39	$18.13		$2,050
Unvested	585,985	3.00 - 39.39	13.57		1,551

Outstanding, December 31, 2009	1,725,727	3.00 - 39.39	16.58	7.54 years	3,601
Granted	440,711	9.97 - 13.60	10.47		29
Exercised	(10,615)	3.00 - 12.21	7.88		37
Forfeited	(58,073)	4.50 - 39.39	22.61		21

Outstanding, December 31, 2010	2,097,750	$ 3.00 - $36.94	$15.18	7.03 years	$2,691

Vested	1,523,495	3.00 - 36.94	$17.09	6.39 years	$2,117
Unvested	574,255	5.07 - 25.48	10.09	8.74 years	574

Vested or expected to vest, December 31, 2010	2,073,740	$ 3.00 - $36.94	$15.21	7.02 years	$2,663

Exercisable, December 31, 2010	1,523,495	$ 3.00 - $36.94	$17.09	6.39 years	$2,117

11. Income Taxes

(Loss) income before income tax provision consists of the following:

	2010	2009	2008
	(In thousands)
Domestic	$(7,455)	$(18,446)	$11,735
Foreign	2,351	(653)	3,235

Total	$(5,104)	$(19,099)	$14,970

The provision for income taxes consists of:

	2010	2009	2008
	(In thousands)
Current:
Federal	$(368)	$(3,422)	$5,691
State	46	122	754
Foreign	985	184	1,145

Total current	663	(3,116)	7,590
Deferred:
Federal	—	6,187	(2,360)
State	—	512	(245)
Foreign	(221)	76	(214)

Total deferred	(221)	6,775	(2,819)

	$442	$3,659	$4,771

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2010	2009	2008
Income tax provision at federal statutory rate:	35.0%	35.0%	35.0%
(Decrease) increase in tax resulting from -
State taxes, net of federal benefit	0.8	3.7	1.8
Nondeductible expenses	(3.5)	(1.4)	1.9
Tax-exempt interest income	0.7	0.6	(4.5)
Effect of foreign taxes	6.9	0.8	(1.3)
Stock-based compensation	(2.3)	(1.3)	1.9
Research and development credit	4.3	1.1	(3.0)
Change in valuation allowance	(54.3)	(56.6)	—
Other	3.7	(1.1)	0.1

Effective income tax rate	(8.7)%	(19.2)%	31.9%

Significant components of Cynosure’s net deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Foreign net operating loss carryforwards and temporary differences	$1,319	$1,210
Domestic net operating loss and credit carryforwards	3,400	1,247
Reserves and allowances	2,126	2,943
Depreciation	602	498
Stock-based compensation	6,132	5,072
Other temporary differences	741	660

Gross deferred tax assets	14,320	11,630
Valuation allowance for deferred tax assets	(13,708)	(11,210)

Net deferred tax assets	$612	$420

During the fourth quarter of 2009, Cynosure determined that its net domestic deferred tax assets were no longer more-likely-than-not realizable. As a result, Cynosure recorded a deferred tax provision of $10.4 million to establish a full valuation allowance on its net domestic deferred tax assets. At December 31, 2010, Cynosure maintains a full valuation allowance against its net domestic deferred tax assets. Cynosure’s domestic tax group is in a cumulative three-year domestic pre-tax book loss. The utilization of Cynosure’s net domestic deferred tax assets is dependent on future earnings, which cannot be projected with certainty at this time. As of December 31, 2010, Cynosure has recorded a receivable of $0.5 million related to the benefit of the current year federal tax net operating loss that will be carried back to prior years to recover previously paid income taxes. At December 31, 2010, Cynosure has no additional carryback capacity for future U.S. tax losses. In addition, at December 31, 2010, Cynosure has domestic federal net operating loss carryforwards of approximately $3.5 million, state net operating loss carryforwards of $8.0 million and federal tax credit carryforwards of $1.6 million that are available to reduce future taxable income. Cynosure’s U.S. federal net operating loss carryforwards and credits will begin to expire in 2030.

At December 31, 2010, Cynosure has foreign net operating losses of approximately $2.9 million in various foreign jurisdictions that are available to reduce future foreign income. Foreign net operating losses in Germany and France do not expire. Other foreign net operating loss carryforwards begin to expire in 2016. For the year ended December 31, 2010, Cynosure recorded a deferred tax benefit of $0.2 million related to its foreign deferred tax assets. As of December 31, 2010, Cynosure continues to maintain a full valuation allowance on all of its net foreign deferred tax assets in Germany, Japan and Mexico due to the uncertain realization of the deferred tax assets in these jurisdictions.

Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $10.1 million, because such earnings are considered to be indefinitely reinvested in the business. Cynosure does not believe it is practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

In July 2006, the guidance within ASC 740 related to accounting for income taxes was issued which clarified a company’s accounting for uncertain income tax positions that are recognized in financial statements. Cynosure adopted the accounting pronouncements for uncertain tax positions as of January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2010 and 2009, Cynosure had no material unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2006.

Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2010 and 2009 in the statements of operations and balance sheet was immaterial.

No significant changes or material settlements for uncertain tax positions are expected in the next reporting year.

12. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $265,000, $286,000 and $366,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

13. Commitments and Contingencies

Lease Commitments

Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through December 2012. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $1.7 million, $1.8 million and $1.7 million, respectively.

Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through June 2014. Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
2011	$1,492	$143
2012	1,454	32
2013	86	6
2014	—	2
2015 and thereafter	—	—

Total minimum lease payments	$3,032	$183

Less amount representing interest		(10)

Present value of obligations under capital leases		$173
Current portion of capital lease obligations		133

Capital lease obligations, net of current portion		$40

Lease Guarantees

Cynosure has guarantees for lease obligations for two locations that are operated by Sona MedSpa, and will be obligated to pay approximately $18,000 for these leases during 2011 if Sona MedSpa cannot make the required lease payments.

Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. In February 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. Cynosure also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with Cynosure and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion in June 2008, but no decision on the motion was rendered. In July 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case. In August 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed. At a status conference held in November 2010, the Court confirmed that the class certification motion was still under advisement. Cynosure is not currently able to estimate the amount of range of loss that could result from an unfavorable outcome of this lawsuit.

In July 2008, Cynosure commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. In August 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. In August 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment in December 2008, and Cynosure cross moved for Summary Judgment in January 2009. The court held a hearing on the motions in February 2009, and in April 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. The court denied the insurer’s motion in May 2009. In January 2010, the court entered an Order for Judgment consistent with its April 2009 decision that the insurer is obligated to defend Cynosure against the putative class claims and to indemnify Cynosure for any single damages, attorneys’ fees or costs. Per agreement of the parties, Cynosure was awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment in January 2010. The matter has been fully briefed and the U.S. First Circuit Court of Appeals heard oral arguments in January 2011.

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

14. Subsequent Events

On February 3, 2011, Cynosure announced that it acquired substantially all of the assets of Eleme Medical. Cynosure paid $2.5 million in cash for the Eleme Medical assets, which include licensing rights to intellectual property related to the SmoothShapes technology. See footnote 5 for further information.

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

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2010. This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 20010
	(In thousands, except per share data)
Revenues	$18,893	$21,489	$19,051	$22,342
Gross profit	$10,800	$12,420	$10,684	$12,483
Loss from operations	$(2,542)	$(903)	$(972)	$(626)
Net loss	$(2,812)	$(1,477)	$(460)	$(797)
Basic net loss per share	$(0.22)	$(0.12)	$(0.04)	$(0.06)
Diluted net loss per share	$(0.22)	$(0.12)	$(0.04)	$(0.06)

	Quarter Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(In thousands, except per share data)
Revenues	$14,816	$20,813	$17,937	$19,259
Gross profit	$9,016	$12,076	$10,477	$8,448
Income (loss) from operations	$(7,135)	$(4,092)	$(3,341)	$(5,748)
Net income (loss)	$(4,021)	$(2,324)	$(1,915)	$(14,498)
Basic net income (loss) per share	$(0.32)	$(0.18)	$(0.15)	$(1.14)
Diluted net income (loss) per share	$(0.32)	$(0.18)	$(0.15)	$(1.14)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.3*	2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.4*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.5*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.6*	Employment Agreement, dated January 1, 2003, between the Company and George Cho (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.7*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.8†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.9†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.10	Promissory Note, dated October 1, 2004, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.11	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.12	Reimbursement Agreement among the Company, El.En. S.p.A. and BRCT, Inc. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.13*	Option Agreement, dated December 17, 2003, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

10.14*	Option Agreement, dated May 13, 2005, between El.En. and Michael Davin (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (333-127463))

Exhibit Number	Description
10.15	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed November 7, 2006)

10.16*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.