Form 10-Q
period 2011-03-31
CYNOSURE INC
filed 2011-05-06
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 3, 2011:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,663,670
Class B Common Stock, $0.001 par value	2,989,161

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$23,763	$27,434
Short-term marketable securities	58,078	59,402
Accounts receivable, net	10,397	10,621
Inventories	21,271	18,684
Prepaid expenses and other current assets	3,684	3,902
Deferred income taxes	510	489

Total current assets	117,703	120,532

Property and equipment, net	8,887	8,892
Long-term marketable securities	13,785	9,990
Other assets	3,865	2,398

Total assets	$144,240	$141,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,920	$4,840
Amounts due to related party	2,483	1,785
Accrued expenses	10,643	10,427
Deferred revenue	3,884	3,660
Capital lease obligation	93	133

Total current liabilities	24,023	20,845

Capital lease obligation, net of current portion	30	40
Deferred revenue, net of current portion	293	348
Other noncurrent liability	239	279

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,789 Class A shares and 2,975 Class B shares at March 31, 2011; Issued— 9,786 Class A shares and 2,975 Class B shares at December 31, 2010, respectively	13	13
Additional paid-in capital	122,400	121,706
Retained earnings	333	2,227
Accumulated other comprehensive loss	(1,383)	(1,938)
Treasury stock, 149 Class A shares and 36 Class B shares, at cost	(1,708)	(1,708)

Total stockholders’ equity	119,655	120,300

Total liabilities and stockholders’ equity	$144,240	$141,812

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Product revenues	$16,611	$14,221
Parts, accessories and service revenues	5,273	4,672

Total revenues	21,884	18,893
Cost of revenues	9,803	8,093

Gross profit	12,081	10,800

Operating expenses:
Sales and marketing	8,756	8,402
Research and development	2,240	1,707
General and administrative	2,951	3,233

Total operating expenses	13,947	13,342

Loss from operations	(1,866)	(2,542)
Interest income, net	54	53
Other income (expense), net	214	(151)

Loss before provision for income taxes	(1,598)	(2,640)
Provision for income taxes	296	172

Net loss	$(1,894)	$(2,812)

Basic net loss per share	$(0.15)	$(0.22)

Diluted net loss per share	$(0.15)	$(0.22)

Basic weighted average common shares outstanding	12,577	12,711

Diluted weighted average common shares outstanding	12,577	12,711

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(1,894)	$(2,812)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	1,480	1,479
Gain on investments	—	(20)
Stock-based compensation expense	666	1,220
Gain on disposal of fixed assets	—	(13)
Accretion of discounts on marketable securities	286	216
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	655	256
Inventories	(2,653)	(334)
Net book value of demonstration inventory sold	249	208
Prepaid expenses and other current assets	267	10
Accounts payable	2,054	(374)
Due to related party	696	590
Tax benefit from the exercise of stock options	(2)	—
Accrued expenses	(204)	(33)
Deferred revenue	151	(161)
Other noncurrent liability	2	(1)

Net cash provided by operating activities	1,753	231

Investing activities:
Purchases of property and equipment	(160)	(99)
Proceeds from the sales and maturities of marketable securities	18,243	14,375
Purchases of marketable securities	(21,010)	(23,400)
Acquisition of Eleme Medical	(2,470)	—
Decrease (increase) in other noncurrent assets	4	(35)

Net cash used in investing activities	(5,393)	(9,159)

Financing activities:
Excess tax benefit on options exercised	2	—
Repurchases of common stock	—	(76)
Proceeds from stock option exercises	25	38
Payments on capital lease obligation	(50)	(65)

Net cash used in financing activities	(23)	(103)
Effect of exchange rate changes on cash and cash equivalents	(8)	(24)

Net decrease in cash and cash equivalents	(3,671)	(9,055)
Cash and cash equivalents, beginning of the period	27,434	44,797

Cash and cash equivalents, end of the period	$23,763	$35,742

Supplemental cash flow information
Cash paid for interest	$5	$13

Cash paid for income taxes	$253	$73

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$1,331	$1,152
Net unrealized gain (loss) on marketable securities, net of $8 and $(1) deferred income tax provision (benefit)	$15	$(1)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.7 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. Cynosure capitalized $19,000 and $47,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2011 and 2010, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cost of revenues	$36	$86
Sales and marketing	230	579
Research and development	121	178
General and administrative	279	377

Total stock-based compensation expense	$666	$1,220

Cash received from option exercises was $25,000 and $38,000 during the three months ended March 31, 2011 and 2010, respectively.

Cynosure granted 316,500 and 354,500 stock options during the three months ended March 31, 2011 and 2010, respectively. Cynosure utilizes the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the three months ended March 31, 2011 and 2010 was $7.51 and $5.63, respectively, using the following assumptions:

	Three Months Ended March 31,
	2011		2010
Risk-free interest rate	2.33% - 2.3	7%	2.33%
Expected dividend yield	—		—
Expected term	5.8 years		5.8 years
Expected volatility	56%		59%
Estimated forfeiture rate	5%		5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the three months ended March 31, 2011 and 2010 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$5,029	$3,980
Work in process	600	711
Finished goods	15,642	13,993

	$21,271	$18,684

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

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$4,166	$—	$—	$4,166
State and municipal bonds	—	26,994	—	26,994
Treasuries and government agencies (2)	—	47,856	—	47,856
Equity securities	12	—	—	12

Total	$4,178	$74,850	$—	$79,028

(1)	Included in cash and cash equivalents at March 31, 2011.
(2)	$3.0 million included in cash and cash equivalents at March 31, 2011.

During the three months ended March 31, 2011, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at March 31, 2011 or December 31, 2010.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at March 31, 2011 consist of approximately $74.9 million of investments in debt securities consisting of state and municipal bonds, U.S. government agencies and treasuries and approximately $12,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of March 31, 2011, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
Treasuries and government agencies	2,999	3,000	—	(1)

Total cash equivalents	$2,999	$3,000	$—	$(1)

Short-term marketable securities:
State and municipal bonds	$21,496	$21,499	$1	$(4)
Treasuries and government agencies	36,570	36,532	38	—
Equity securities	12	12	—	—

Total short-term marketable securities	$58,078	$58,043	$39	$(4)

Long-term marketable securities:
State and municipal bonds	$5,498	$5,493	$5	$—
Treasuries and government agencies	8,287	8,303	1	(17)

Total long-term marketable securities	$13,785	$13,796	$6	$(17)

Total available-for-sale securities	$74,862	$74,839	$45	$(22)

Total marketable securities	$71,863

As of December 31, 2010, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$1,109	$1,109	$—	$—
Treasuries and government agencies	5,008	5,011	—	(3)

Total cash equivalents	$6,117	$6,120	$—	$(3)

Short-term marketable securities:
State and municipal bonds	$13,416	$13,420	$—	$(4)
Treasuries and government agencies	45,974	45,953	31	(10)
Equity securities	12	15	—	(3)

Total short-term marketable securities	$59,402	$59,388	$31	$(17)

Long-term marketable securities:
State and municipal bonds	$5,191	$5,200	$—	$(9)
Treasuries and government agencies	4,799	4,798	1	—

Total long-term marketable securities	$9,990	$9,998	$1	$(9)

Total available-for-sale securities	$75,509	$75,506	$32	$(29)

Total marketable securities	$69,392

As of March 31, 2011, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$26,994	$21,496	$5,498	$—
Treasuries and government agencies	47,856	39,569	8,287	—

Total available-for-sale debt securities	$74,850	$61,065	$13,785	$—

Note 6 — Acquisitions

On February 2, 2011, Cynosure acquired assets and certain liabilities of Eleme Medical. The business purpose of this transaction was to acquire and incorporate Eleme Medical’s non-invasive SmoothShapes® XV system for the temporary reduction in the appearance of cellulite into Cynosure’s product portfolio and also included licensing rights to intellectual property related to the SmoothShapes technology. Cynosure paid $2.5 million in cash for the Eleme Medical assets and certain liabilities. This acquisition was considered a business acquisition for accounting purposes. The goodwill recognized is attributable to expected synergies as the SmoothShapes XV technology will be integrated into Cynosure’s U.S. and international distribution channel and complement the Cellulite product family.

The total purchase price was allocated to the net tangible and intangible assets based upon their fair values as of February 2, 2011. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. Cynosure acquired $2.5 million of net assets, including $1.0 million of identifiable intangible assets, and goodwill of $0.5 million. The identifiable intangible assets are being amortized over five years on a straight-line basis. All intangible assets, including goodwill, are deductible for income tax purposes over 15 years.

The following table summarizes the fair value as of February 2, 2011 of the net assets acquired (in thousands):

Purchase price:
Cash paid per Agreement	$2,470

Total	$2,470

Assets (liabilities) acquired:
Accounts receivable	$161
Property and equipment	349
Inventory	721
Identifiable intangible assets	988
Goodwill Accrued warranty and royalty	489 (238)

Total	$2,470

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2011 and 2010 give effect to the Eleme Medical acquisition as if such acquisition had been completed as of January 1, 2011 (for the 2011 period results) and January 1, 2010 (for the 2010 period results). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date.

	March 31,
	2011	2010
	(In thousands)
Revenue	$21,884	$20,069
Pre-tax loss	(1,406)	(4,880)

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the three months ended March 31, 2011 were as follows (in thousands):

	United States	Asia Pacific	Total
Balance – December 31, 2010	$—	$1,225	$1,225
Acquisition	489	—	489
Translation adjustment	—	30	30

Balance - March 31, 2011	$489	$1,255	$1,744

Other intangible assets consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

	Technology Patents	Business Licenses	Customer Relationships	Other	Total
March 31, 2011
Cost	$1,290	$384	$333	$68	$2,075
Translation adjustment	—	33	21	1	55
Accumulated amortization	(589)	(120)	(44)	(3)	(756)

Balance, March 31, 2011	$701	$297	$310	$66	$1,374

December 31, 2010
Cost	$591	$384	$64	$48	$1,087
Translation adjustment		30	19	1	50
Accumulated amortization	(554)	(109)	(30)	(2)	(695)

Balance, December 31, 2010	$37	$305	$53	$47	$442

Cynosure purchased $1.0 million of identifiable intangible assets, of which $0.7 million was assigned to technology patents, $0.3 million was assigned to customer relationships and $20,000 was assigned to trademarks in the three months ended March 31, 2011. These identifiable intangible assets are being amortized on a straight-line basis over a five year period.

Amortization expense for the three months ended March 31, 2011 and 2010 was $61,000 and $16,000, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of March 31, 2011, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

Remainder of 2011	$219
2012	257
2013	257
2014	220
2015 and thereafter	380
Total	$1,333

Note 8 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2011, which is a component of accrued expenses in the consolidated balance sheets:

March 31, 2011
(in thousands)
Warranty accrual, beginning of period	$2,112
Warranty provision related to new sales	1,370
Costs incurred	(1,044)

Warranty accrual, end of period	$2,438

Note 9 — Segment Information

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

The following table represents total revenue by geographic destination:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
United States	$7,985	$6,184
Europe	7,468	6,234
Asia / Pacific	4,122	3,667
Other	2,309	2,808

Total	$21,884	$18,893

Total assets by geographic area are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
United States	$125,066	$123,211
Europe	13,202	12,119
Asia / Pacific	7,859	8,279
Eliminations	(1,887)	(1,797)

Total	$144,240	$141,812

Long-lived assets by geographic area are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
United States	$9,060	$7,571
Europe	1,794	1,833
Asia / Pacific	1,898	1,886

Total	$12,752	$11,290

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue or total assets for any period presented.

Cynosure Korea has long-lived assets of $1.5 million, or 12% of the Company’s total long-lived assets, as of March 31, 2011. These long-lived assets consist primarily of goodwill and intangibles associated with Cynosure’s acquisition of the aesthetic division of Orient MG in December 2008.

Note 10 — Net Loss Per Common Share

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,894)	$(2,812)

Basic weighted average common shares outstanding	12,577	12,711
Weighted average common equivalent shares	—	—

Diluted weighted average common shares outstanding	12,577	12,711

Basic net loss per share	$(0.15)	$(0.22)

Diluted net loss per share	$(0.15)	$(0.22)

For the three months ended March 31, 2011 and 2010, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for the three months ended March 31, 2011 and 2010 would be antidilutive based on the net loss for the period. During the three months ended March 31, 2011 and 2010, respectively, outstanding options to purchase 2.0 million and 1.1 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 11 — Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$15	$29
Cumulative translation adjustment	(1,398)	(1,967)

Total accumulated other comprehensive loss	$(1,383)	$(1,938)

The components of total comprehensive loss for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cumulative translation adjustment	$569	$(656)
Unrealized loss on marketable securities	(14)	(2)

Total other comprehensive gain (loss)	555	(658)
Reported net loss	(1,894)	(2,812)

Total comprehensive loss	$(1,339)	$(3,470)

Note 12 — Litigation

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

In July 2008, Cynosure commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. In August 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. In August 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment in December 2008, and Cynosure cross moved for

Summary Judgment in January 2009. The court held a hearing on the motions in February 2009, and in April 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. The court denied the insurer’s motion in May 2009. In January 2010, the court entered an Order for Judgment consistent with its April 2009 decision that the insurer is obligated to defend Cynosure against the putative class claims and to indemnify Cynosure for any single damages, attorneys’ fees or costs. Per agreement of the parties, Cynosure was awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment in January 2010. The matter has been fully briefed and the U.S. First Circuit Court of Appeals heard oral arguments in January 2011. No other activity has occurred since that date.

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

Note 13 — Related Party Transactions

As of March 31, 2011, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2011 and 2010 were approximately $2.2 million and $1.4 million, respectively. As of March 31, 2011 and December 31, 2010, amounts due to related party for these purchases were approximately $2.5 million and $1.8 million, respectively. There were no amounts due from El.En. as of March 31, 2011 or December 31, 2010.

Note 14 — Income Taxes

At March 31, 2011, there are no material gross unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal tax examinations for years before 2007. The Internal Revenue Service commenced an examination of Cynosure’s 2008 and 2009 federal income tax returns during the quarter ended March 31, 2011. With few exceptions, Cynosure is no longer subject to state and local income tax examinations by tax authorities for years before 2007. Additionally, non-U.S. jurisdictions are generally no longer subject to income tax examinations by tax authorities for years before 2006.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, particularly in Part I — Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 10, 2011. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through international distributors in 84 other countries.

We generate revenues primarily from sales of our products and parts and accessories and, to a lesser extent, from services, including product warranty revenues. During the three months ended March 31, 2011, we derived approximately 76% of our revenues from sales of our products and 24% of our revenues from parts, accessories and service revenues. During the three months ended March 31, 2010, we derived approximately 75% of our revenues from sales of products and 25% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and use distributors in countries where we do not have a direct presence. During the three months ended March 31, 2011, and 2010 we derived 58% and 60% of our revenues, respectively, from sales outside North America. As of March 31, 2011, we had 30 sales employees covering North America, 33 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 51 distributors covering 84 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2011 and 2010:

	Percentage of Revenues
	Three-Months Ended March 31,
Region	2011	2010
North America	42%	40%
Europe	34	33
Asia/Pacific	19	19
Other	5	8

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2011 and 2010, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				$ Change	% Change
	2011		2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$16,611	76%	$14,221	75%	$2,390	17%
Parts, accessories and service revenues	5,273	24	4,672	25	601	13

Total revenues	21,884	100	18,893	100	2,991	16
Cost of revenues	9,803	45	8,093	43	1,710	21

Gross profit	12,081	55	10,800	57	1,281	12
Operating expenses
Sales and marketing	8,756	40	8,402	44	354	4
Research and development	2,240	10	1,707	9	533	31
General and administrative	2,951	14	3,233	17	(282)	(9)

Total operating expenses	13,947	64	13,342	70	605	5

Loss from operations	(1,866)	(9)	(2,542)	(13)	676	27
Interest income, net	54	—	53	—	1	2
Other income (expense), net	214	1	(151)	(1)	365	242

Loss before provision for income taxes	(1,598)	(8)	(2,640)	(14)	1,042	39
Provision for income taxes	296	1	172	1	124	72

Net loss	$(1,894)	(9)%	$(2,812)	(15)%	$918	33%

Revenues

Revenues in the three months ended March 31, 2011 increased from the three months ended March 31, 2010 by $3.0 million or 16%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Product sales in North America	$7,094	$6,328	$766	12%
Product sales outside North America	9,517	7,893	1,624	21
Global parts, accessories and service sales	5,273	4,672	601	13

Total Revenues	$21,884	$18,893	$2,991	16%

•

Revenues from the sale of products in North America increased 12% from the first quarter of 2010, of which, $0.5 million relates to revenues from our newly acquired SmoothShapes XV product. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues could be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks.

•

Revenues from sales of products outside of North America increased by approximately $1.6 million, or 21%, from the 2010 period, due to stronger revenues from our European subsidiaries as well as sales to our international distributors.

•

Revenues from the global sale of parts, accessories and services increased by approximately $0.6 million, or 13%, from the 2010 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories.

Cost of Revenues

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Cost of revenues (in thousands)	$9,803	$8,093	$1,710	21%
Cost of revenues (as a percentage of total revenues)	45%	43%

Total cost of revenues increased $1.7 million, or 21%, to $9.8 million for three months ended March 31, 2011, as compared to $8.1 million for the three months ended March 31, 2010, primarily related to our 16% increase in revenues and approximately $0.2 million in one-time costs for purchase accounting adjustments which related to the write-up of Eleme Medical’s finished goods inventory sold during the quarter. Our total cost of revenues increased as a percentage of total revenues to 45% for the three months ended March 31, 2011, from 43% for the three months ended March 31, 2010, primarily due to a higher percentage of laser revenue from our international distribution where our products tend to have lower average selling prices than North America, and aforementioned purchase accounting adjustments.

Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Sales and marketing (in thousands)	$8,756	$8,402	$354	4%
Sales and marketing (as a percentage of total revenues)	40%	44%

Sales and marketing expenses increased $0.4 million, or 4%. The increase is primarily due to an increase in commissions expense of $0.3 million associated with higher revenues in the 2011 period as compared to the 2010 period and other administrative costs of $0.1 million. Our sales and marketing expenses for the three months ended March 31, 2011 decreased as a percentage of revenue to 40% primarily due to the 16% increase in revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$2,240	$1,707	$533	31%
Research and development (as a percentage of total revenues)	10%	9%

Research and development expenses increased $0.5 million, or 31%. The increase is primarily attributed to an increase of $0.4 million in personnel, administrative costs, and travel expenses, as well as $0.1 million in professional fees.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$2,951	$3,233	$(282)	(9)%
General and administrative (as a percentage of total revenues)	14%	17%

General and administrative expenses decreased $0.3 million, or 9%, primarily related to a decrease in bad debt expense of $0.4 million, a decrease in stock compensation of $0.1 million, and a decrease in legal expense of $0.1 million offset by an increase in personnel and other administrative costs of $0.3 million.

Interest Income, net

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Interest income, net (in thousands)	$54	$53	$1	2%

Interest income, net remained relatively consistent for the three months ended March 31, 2011 when compared with the three months ended March 31, 2010, as we continue to invest in securities that bear low risk and low interest rates.

Other Income (Expense), net

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Other income (expense), net (in thousands)	$214	$(151)	$365	242%

The increase in other income (expense), net is primarily a result of net foreign currency remeasurement gains in the first quarter of 2011, compared to the net foreign currency remeasurement losses for the first quarter of 2010, due to the weakening of the U.S. dollar primarily against the euro.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Provision for income taxes (in thousands)	$296	$172	$124	72%
Provision as a % of income before provision for income taxes	19%	7%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended March 31, 2011, we recorded an income tax provision of $0.3 million, representing an effective tax rate of 19%. We continue to maintain a valuation allowance against our net domestic deferred tax assets, with the exception of net operating loss carryforwards that can be utilized to offset current year U.S. taxable income. During the three months ended March 31, 2010, we recorded an income tax provision of $0.2 million, representing an effective tax rate of 7%. The effective tax rate from the 2010 period to the 2011 period changed primarily due to changes in the jurisdictional mix of earnings and an unfavorable prior period true-up of $0.1 million which was recorded as a discrete item during the quarter ended March 31, 2011.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

At March 31, 2011, our cash, cash equivalents and short and long-term marketable securities were $95.6 million. Our cash and cash equivalents of $23.8 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds, U.S. government agencies and treasuries. Our short-term marketable securities of $58.1 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by March 31, 2012. Our long-term marketable securities of $13.8 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by March 28, 2013.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred minimal capital expenditures for the three months ended March 31, 2011 and expect capital expenditures for the remainder of the year to be relatively consistent with the year ended December 31, 2010. During the three months ended March 31, 2011 and 2010, respectively, we transferred $1.3 million and $1.2 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the three months ended March 31, 2011, we did not repurchase any shares of our common stock under this program. As of March 31, 2011 we have repurchased an aggregate of 148,935 shares under this program at an aggregate cost of $1.4 million.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2011. This resulted primarily from net loss for the period of $1.9 million, increased by approximately $2.1 million in depreciation, amortization and stock-based compensation expense and increased by approximately $0.3 million in accretion of discounts on marketable securities. Net changes in working capital items, net of the acquisition, increased cash from operating activities by approximately $1.2 million principally related to an increase in accounts payable and amounts due to related party of $2.8 million and a decrease in accounts receivable of $0.7 million due to increased collection efforts offset by an increase in inventory of $2.7 million due to the timing of our inventory purchases . Net cash used in investing activities was $5.4 million for the three months ended March 31, 2011, which consisted primarily of net purchases of marketable securities of $2.8 million and our acquisition of certain assets and liabilities of Eleme Medical for $2.5 million. Net cash used in financing activities during the three months ended March 31, 2011 was $23,000, principally relating to payments on capital lease obligations offset by stock option exercise proceeds.

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2010. This resulted primarily from net loss for the period of $2.8 million, increased by approximately $2.7 million in depreciation, amortization and stock-based compensation expense and increased by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $0.2 million principally related to an increase in amounts due to related party of $0.6 million and a decrease in accounts receivable of $0.3 million due to increased collection efforts offset by a decrease in deferred revenue $0.2 million and a decrease in accounts payable of $0.4 million. Net cash used in investing activities was $9.2 million for the three months ended March 31, 2010, which consisted primarily of net purchases of marketable securities of $9.0 million and $0.1 million used for fixed asset purchases. Net cash used in financing activities during the three months ended March 31, 2010 was $0.1 million, principally relating to payments on capital lease obligations and common stock repurchases.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to our critical accounting policies as of March 31, 2011.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments mature by March 28, 2013. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	As of March 31, 2011	Maturing in 2011	Maturing in 2012	Maturing in 2013
Investments (at fair value)	$74,850	$55,889	$13,971	$4,990
Weighted average interest rate	0.39%	0.36%	0.49%	0.47%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 36% of our total international revenues during the three months ended March 31, 2011. Substantially all of the remaining 64% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. In August 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. In August 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment in December 2008, and we cross moved for Summary Judgment in January 2009. The Court held a hearing on the motions in February 2009, and in April 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The court denied the insurer’s motion in May 2009. In January 2010, the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend us against the putative class claims and to indemnify us for any single damages, attorneys’ fees or costs. Per agreement of the parties, we were awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment in January 2010. The matter has been fully briefed and the U.S. First Circuit Court of Appeals heard oral arguments in January 2011. No other activity has occurred since that date.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2010 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of March 31, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors terminates it sooner. During the three months ended March 31, 2011, we did not repurchase any shares of our common stock. As of March 31, 2011, we have repurchased an aggregate of 148,935 shares under the program at an aggregate cost of $1.4 million.

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

Cynosure, Inc.
(Registrant)

Date: May 6, 2011	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 6, 2011	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002