Form 10-Q
period 2011-06-30
CYNOSURE INC
filed 2011-08-05
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of: August 1, 2011

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,673,172
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$20,909	$27,434
Short-term marketable securities	41,334	59,402
Accounts receivable, net	15,454	10,621
Inventories	27,019	18,684
Prepaid expenses and other current assets	4,306	3,902
Deferred income taxes	510	489

Total current assets	109,532	120,532

Property and equipment, net	8,589	8,892
Long-term marketable securities	6,530	9,990
Other noncurrent assets	25,310	2,398

Total assets	$149,961	$141,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,690	$4,840
Amounts due to related party	3,012	1,785
Accrued expenses	12,976	10,427
Deferred revenue	3,973	3,660
Capital lease obligation	73	133

Total current liabilities	29,724	20,845

Capital lease obligation, net of current portion	72	40
Deferred revenue, net of current portion	532	348
Other noncurrent liability	199	279

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,822 Class A shares and 2,975 Class B shares at June 30, 2011; Issued — 9,786 Class A shares and 2,975 Class B shares at December 31, 2010, respectively	13	13
Additional paid-in capital	123,230	121,706
(Accumulated deficit) Retained earnings	(967)	2,227
Accumulated other comprehensive loss	(1,134)	(1,938)
Treasury stock, 149 Class A shares and 36 Class B shares, at cost	(1,708)	(1,708)

Total stockholders’ equity	119,434	120,300

Total liabilities and stockholders’ equity	$149,961	$141,812

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenues	$20,675	$16,385	$37,286	$30,606
Parts, accessories and service revenues	5,664	5,104	10,937	9,776

Total revenues	26,339	21,489	48,223	40,382
Cost of revenues	11,273	9,069	21,076	17,162

Gross profit	15,066	12,420	27,147	23,220

Operating expenses:
Sales and marketing	9,656	8,645	18,412	17,047
Research and development	2,431	1,848	4,671	3,555
General and administrative	4,175	2,830	7,126	6,063

Total operating expenses	16,262	13,323	30,209	26,665

Loss from operations	(1,196)	(903)	(3,062)	(3,445)

Interest income, net	46	45	100	98
Other (expense) income, net	(1)	(550)	213	(701)

Loss before provision for income taxes	(1,151)	(1,408)	(2,749)	(4,048)

Provision for income taxes	149	69	445	241

Net loss	$(1,300)	$(1,477)	$(3,194)	$(4,289)

Basic net loss per share	$(0.10)	$(0.12)	$(0.25)	$(0.34)

Diluted net loss per share	$(0.10)	$(0.12)	$(0.25)	$(0.34)

Basic weighted-average common shares outstanding	12,599	12,710	12,588	12,711

Diluted weighted-average common shares outstanding	12,599	12,710	12,588	12,711

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(3,194)	$(4,289)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	2,971	2,888
Stock-based compensation expense	1,325	2,437
Gain on investments	—	(21)
Loss on disposal of fixed assets	4	7
Deferred income taxes	—	1
Accretion of discounts on marketable securities	638	448
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,565)	402
Inventories	(5,627)	(1,031)
Net book value of demonstration inventory sold	543	748
Prepaid expenses and other current assets	(108)	2,995
Accounts payable	3,371	(73)
Due to related party	1,225	748
Tax benefit from stock option exercises	(32)	(2)
Accrued expenses	1,748	588
Deferred revenue	(243)	(1,214)
Other noncurrent liability	2	(1)

Net cash provided by operating activities	58	4,631

Investing activities:
Purchases of property and equipment	(560)	(244)
Proceeds from the sales and maturities of marketable securities	49,103	29,741
Purchases of marketable securities	(28,196)	(53,603)
Acquisitions	(26,970)	—
Decrease (increase) in other noncurrent assets	4	(46)

Net cash used in investing activities	(6,619)	(24,152)

Financing activities:
Excess tax benefit on options exercised	32	2
Repurchases of common stock	—	(75)
Proceeds from stock option exercises	198	78
Payments on capital lease obligation	(29)	(133)

Net cash provided by (used in) financing activities	201	(128)
Effect of exchange rate changes on cash and cash equivalents	(165)	326

Net decrease in cash and cash equivalents	(6,525)	(19,323)
Cash and cash equivalents, beginning of the period	27,434	44,797

Cash and cash equivalents, end of the period	$20,909	$25,474

Supplemental cash flow information
Cash paid for interest	$8	$26

Cash paid for income taxes	$491	$178

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$1,788	$2,110
Net unrealized gain on marketable securities, net of $18 and $11 deferred income tax provision	$34	$21

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.7 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively. Cynosure recorded stock-based compensation expense of $1.3 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively. Cynosure capitalized $18,000 and $51,000 of stock-based compensation expense as part of inventory during the six months ended June 30, 2011 and 2010, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$37	$103	$73	$189
Sales and marketing	214	591	444	1,170
Research and development	116	160	236	338
General and administrative	292	363	572	740

Total stock-based compensation expense	$659	$1,217	$1,325	$2,437

Cash received from option exercises was $198,000 and $78,000 during the six months ended June 30, 2011 and 2010, respectively.

Cynosure granted 344,500 and 397,000 stock options during the six months ended June 30, 2011 and 2010, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2011 and 2010 was $7.47 and $5.82, respectively, using the following assumptions:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	1.60% -2.37%	2.10% -2.50%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	55% -56%	59%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the six months ended June 30, 2011 and 2010 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$6,885	$3,980
Work in process	2,462	711
Finished goods	17,672	13,993

	$27,019	$18,684

Note 4 — Fair Value

U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable markets data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,696	$—	$—	$6,696
State and municipal bonds	—	22,828	—	22,828
Treasuries and government agencies	—	25,026	—	25,026
Equity securities	10	—	—	10

Total	$6,706	$47,854	$—	$54,560

(1)	Included in cash and cash equivalents at June 30, 2011.

During the six months ended June 30, 2011, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at June 30, 2011 or December 31, 2010.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at June 30, 2011 consist of approximately $47.9 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $10,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of June 30, 2011, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$19,300	$19,290	$10	$—
Treasuries and government agencies	22,024	22,007	17	—
Equity securities	10	11	—	(1)

Total short-term marketable securities	$41,334	$41,308	$27	$(1)

Long-term marketable securities:
State and municipal bonds	$3,528	$3,518	$10	$—
Treasuries and government agencies	3,002	2,998	4	—

Total long-term marketable securities	$6,530	$6,516	$14	$—

Total available-for-sale securities	$47,864	$47,824	$41	$(1)

Total marketable securities	$47,864

As of December 31, 2010, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$1,109	$1,109	$—	$—
Treasuries and government agencies	5,008	5,011	—	(3)

Total cash equivalents	$6,117	$6,120	$—	$(3)

Short-term marketable securities:
State and municipal bonds	$13,416	$13,420	$—	$(4)
Treasuries and government agencies	45,974	45,953	31	(10)
Equity securities	12	15	—	(3)

Total short-term marketable securities	$59,402	$59,388	$31	$(17)

Long-term marketable securities:
State and municipal bonds	$5,191	$5,200	$—	$(9)
Treasuries and government agencies	4,799	4,798	1	—

Total long-term marketable securities	$9,990	$9,998	$1	$(9)

Total available-for-sale securities	$75,509	$75,506	$32	$(29)

Total marketable securities	$69,392

As of June 30, 2011, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$22,828	$19,300	$3,528	$—
Treasuries and government agencies	25,026	22,024	3,002	—

Total available-for-sale debt securities	$47,854	$41,324	$6,530	$—

Note 6 — Acquisitions

ConBio

On June 27, 2011, Cynosure acquired the net assets of HOYA ConBio’s aesthetic laser business, (ConBio), for $24.5 million in cash. The business purpose of this transaction was to acquire and incorporate ConBio’s aesthetic laser product line which utilizes proprietary PhotoAcoustic energy technology including high-speed energy waves to penetrate the skin in nanoseconds, minimizing the amount of heat in each procedure, into Cynosure’s product portfolio. ConBio’s Q-Switched Nd:YAG technology is designed to treat a broad range of high-volume applications, including skin rejuvenation, skin toning, multi-color tattoo removal, wrinkle and acne scar reduction, pigmented lesions and vascular lesions. This acquisition was considered a business acquisition for accounting purposes.

Cynosure has retained an independent valuation firm to assess the fair value of the identifiable intangible assets acquired and is currently assessing the fair value of other assets acquired and liabilities assumed and plans to file pro forma financial information with the SEC within the applicable time period. Cynosure has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of June 27, 2011. As such, the assets acquired and liabilities assumed, including intangible assets, presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed.

The following table summarizes the estimated fair value as of June 27, 2011 of the net assets acquired (in thousands):

Purchase price:
Cash paid per Agreement	$24,500

Total	$24,500

Assets (liabilities) acquired:
Accounts receivable	$1,709
Inventory	3,077
Prepaids and other assets	147
Property and equipment	528
Intangible assets	21,615
Accounts payable	(1,446)
Accrued expenses	(430)
Deferred revenue	(700)

Total	$24,500

Eleme Medical

On February 2, 2011, Cynosure acquired assets and certain liabilities of Eleme Medical for $2.5 million in cash. The business purpose of this transaction was to acquire and incorporate Eleme Medical’s non-invasive SmoothShapes® XV system for the temporary reduction in the appearance of cellulite into Cynosure’s product portfolio and also included licensing rights to intellectual property related to the SmoothShapes technology. This acquisition was considered a business acquisition for accounting purposes. The goodwill recognized is attributable to expected synergies as the SmoothShapes XV technology will be integrated into Cynosure’s U.S. and international distribution channel and complement the Cellulite product family.

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

The following table summarizes the fair value as of February 2, 2011 of the net assets acquired (in thousands):

Purchase price:
Cash paid per Agreement	$2,470

Total	$2,470

Assets (liabilities) acquired:
Accounts receivable	$161
Inventory	736
Property and equipment	363
Identifiable intangible assets	988
Goodwill	460
Accrued warranty and royalty	(238)

Total	$2,470

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2011 and 2010 summarizes the combined results of operations for Cynosure and the other two companies that were acquired during fiscal year 2011, ConBio and Eleme Medical. The unaudited pro forma condensed consolidated operating results includes the business combination accounting effects as if the acquisitions had been completed as of January 1, 2011 (for the 2011 period results) and January 1, 2010 (for the 2010 period results). These pro forma financial statements do not contain certain business combination accounting effects including intangible amortization related to the ConBio acquisition as the Company is currently evaluating the fair value of the assets acquired and liabilities assumed. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue	$30,599	$29,063	$59,804	$54,996
Pre-tax loss	(710)	(1,850)	(543)	(5,492)

Cynosure recorded $1.3 million of acquisition related costs for the three and six month periods ending June 30, 2011. This amount is primarily recorded in the general and administrative line on the consolidated statement of operations.

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the six months ended June 30, 2011 were as follows (in thousands):

	United States	Asia Pacific	Total
Balance — December 31, 2010	$—	$1,225	$1,225
Acquisition	460	—	460
Translation adjustment	—	60	60

Balance — June 30, 2011	$460	$1,285	$1,745

Other intangible assets consist of the following at June 30, 2011 and December 31, 2010 (in thousands):

	Technology Patents	Business Licenses	Customer Relationships	Other	Total
June 30, 2011
Cost	$1,320	$384	$333	$68	$2,105
Translation adjustment	—	37	23	2	62
Accumulated amortization	(636)	(129)	(63)	(5)	(833)

Balance, June 30, 2011	$684	$292	$293	$65	$1,334

December 31, 2010
Cost	$591	$384	$64	$48	$1,087
Translation adjustment	—	30	19	1	50
Accumulated amortization	(554)	(109)	(30)	(2)	(695)

Balance, December 31, 2010	$37	$305	$53	$47	$442

Cynosure purchased $1.0 million of identifiable intangible assets from its Eleme Medical acquisition, of which $0.7 million was assigned to technology patents, $0.3 million was assigned to customer relationships and $20,000 was assigned to trademarks in the six months ended June 30, 2011. These identifiable intangible assets are being amortized on a straight-line basis over a five year period.

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the ConBio acquisition, including identifiable intangible assets and has therefore excluded the estimated $21.6 million from the tables above.

Amortization expense for the three months ended June 30, 2011 and 2010 was $0.1 million and $16,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010, was $0.1 million and $32,000, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of June 30, 2011, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

Remainder of 2011	$145
2012	263
2013	263
2014	225
2015 and thereafter	397

Total	$1,293

The amortization related to the estimated $21.6 million of identifiable intangible assets is excluded from the table above.

Note 8 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended a June 30, 2011, which is a component of accrued expenses in the consolidated balance sheets:

June 30, 2011
(in thousands)
Warranty accrual, beginning of period	$2,112
Warranty provision related to new sales	2,306
Warranty provision assumed from acquisitions	530
Costs incurred	(1,980)

Warranty accrual, end of period	$2,968

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the ConBio acquisition, including its warranty accrual. As a result, the warranty accrual related to the ConBio acquisition above is preliminary in nature.

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

The following table represents total revenue by geographic destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
United States	$10,429	$8,491	$18,414	$14,675
Europe	7,253	6,007	14,721	12,241
Asia / Pacific	5,449	5,447	9,571	9,114
Other	3,208	1,544	5,517	4,352

Total	$26,339	$21,489	$48,223	$40,382

Total assets by geographic area are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
United States	$129,406	$123,211
Europe	14,289	12,119
Asia / Pacific	8,267	8,279
Eliminations	(2,001)	(1,797)

Total	$149,961	$141,812

Long-lived assets by geographic area are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
United States	$30,234	$7,571
Europe	1,729	1,833
Asia / Pacific	1,936	1,886

Total	$33,899	$11,290

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long lived assets for any period presented.

The increase in the amount of long-lived assets in the United States is due to both the intangible assets realized from the Eleme acquisition and the excess of the purchase price over the net assets acquired from the ConBio acquisition as Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed including identifiable intangible assets.

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,300)	$(1,477)	$(3,194)	$(4,289)

Basic weighted average common shares outstanding	12,599	12,710	12,588	12,711
Weighted average common equivalent shares	—	—	—	—

Diluted weighted average common shares outstanding	12,599	12,710	12,588	12,711

Basic net loss per share	$(0.10)	$(0.12)	$(0.25)	$(0.34)

Diluted net loss per share	$(0.10)	$(0.12)	$(0.25)	$(0.34)

For the three and six months ended June 30, 2011 and 2010, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for those periods would be antidilutive based on the net loss for the period. During the three and six months ended June 30, 2011 and 2010, respectively, outstanding options to purchase 2.0 million and 1.2 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 11 — Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$36	$29
Cumulative translation adjustment	(1,170)	(1,967)

Total accumulated other comprehensive loss	$(1,134)	$(1,938)

The components of total comprehensive loss for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Cumulative translation adjustment	$228	$(564)	$797	$(1,220)
Unrealized gain on marketable securities	21	20	7	18

Total other comprehensive gain (loss)	249	(544)	804	(1,202)
Reported net loss	(1,300)	(1,477)	(3,194)	(4,289)

Total comprehensive loss	$(1,051)	$(2,021)	$(2,390)	$(5,491)

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

In July 2008, Cynosure commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under the Company’s general liability insurance policies. In August 2008, Cynosure’s insurance company filed an Answer and Counterclaim against Cynosure seeking a declaration that the Company’s policy does not provide coverage for Dr. Weitzner’s claims. In August 2008, Cynosure filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment in December 2008, and Cynosure cross moved for Summary Judgment in January 2009. The court held a hearing on the motions in February 2009, and in April 2009 rendered a decision that Cynosure’s liability insurer is obligated to provide Cynosure with a defense to the Weitzner action and, if necessary, indemnify Cynosure for the putative class claims. Thereafter, Cynosure’s liability insurer filed a motion for reconsideration, which Cynosure opposed. The court denied the insurer’s motion in May 2009. In January 2010, the court entered an Order for Judgment consistent with its April 2009 decision that the insurer is obligated to defend Cynosure against the putative class claims and to indemnify Cynosure for any single damages, attorneys’ fees or costs. Per agreement of the parties, Cynosure was awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment in January 2010. On May 12, 2011, the First Circuit issued an opinion reversing the District Court’s decision in favor of Cynosure and ordering that judgment enter in favor of the insurer. Final judgment after remand was entered on May 12, 2011 and the case is now concluded.

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

Note 13 — Related Party Transactions

As of June 30, 2011, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2011 and 2010 were approximately $2.2 million and $1.6 million. Purchases of inventory from El.En. during the six months ended June 30, 2011 and 2010 were approximately $4.3 million and $3.0 million, respectively. As of June 30, 2011 and December 31, 2010, amounts due to related party for these purchases were approximately $3.0 million and $1.8 million, respectively. There were no amounts due from El.En. as of June 30, 2011 or December 31, 2010.

Note 14 — Income Taxes

At June 30, 2011, there are no material gross unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal tax examinations by tax authorities for years before 2007. The Internal Revenue Service commenced an examination of Cynosure’s 2008 and 2009 federal income tax returns during the six months ended June 30, 2011. With few exceptions, Cynosure is no longer subject to state and local income tax examinations by tax authorities for years before 2007. Additionally non-U.S. jurisdictions are generally no longer subject to income tax examinations by tax authorities for years before 2006.

Note 15 — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance will not have an impact on the consolidated financial statements of the Company.

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

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate the skin, liquefy and remove unwanted fat through laser lipolysis and reduce the appearance of cellulite. We are also developing in conjunction with our development agreement with Unilever Ltd., (Unilever) a laser treatment system for the home use market. This product is targeted for commercialization in 2012.

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

In June 2011, we acquired the assets and certain liabilities of HOYA ConBio’s aesthetic laser business, (ConBio). The acquisition expands our broad product portfolio with the addition of HOYA ConBio’s proprietary PhotoAcoustic energy technology, which uses high-speed energy waves to penetrate the skin in nanoseconds, minimizing the amount of heat in each procedure. The acquired aesthetic laser products which have been added to our portfolio include:

•

The MedLiteR C6 and RevLiteR which is a Q-Switched Nd:YAG nanosecond technology dual-wavelength system which treats facial wrinkles, acne scars, overall skin rejuvenation, multi-color tattoos, sun spots, brown spots and uneven skin tone.

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the six months ended June 30, 2011, we derived approximately 77% of our revenues from sales of our products and 23% of our revenues from parts, accessories and service revenues. During the six months ended June 30, 2010, we derived approximately 76% of our revenues from sales of products and 24% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2011, and 2010 we derived 57% and 59% of our revenues, respectively, from sales outside North America. As of June 30, 2011, we had 33 sales employees covering North America, 33 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 73 distributors covering 98 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2011 and 2010:

	Percentage of Revenues
	Six-Months Ended June 30,
Region	2011	2010
North America	43%	41%
Europe	31	30
Asia/Pacific	20	23
Other	6	6

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended June 30, 2011 and 2010, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				$ Change	% Change
	2011		2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$20,675	78%	$16,385	76%	$4,290	26%
Parts, accessories and service revenues	5,664	22	5,104	24	560	11

Total revenues	26,339	100	21,489	100	4,850	23
Cost of revenues	11,273	43	9,069	42	2,204	24

Gross profit	15,066	57	12,420	58	2,646	21
Operating expenses
Sales and marketing	9,656	37	8,645	40	1,011	12
Research and development	2,431	9	1,848	9	583	32
General and administrative	4,175	16	2,830	13	1,345	48

Total operating expenses	16,262	62	13,323	62	2,939	22

Loss from operations	(1,196)	(5)	(903)	(4)	(293)	(32)
Interest income, net	46	—	45	—	1	2
Other expense, net	(1)	—	(550)	(3)	549	100

Loss before provision for income taxes	(1,151)	(5)	(1,408)	(7)	257	18
Provision for income taxes	149	—	69	—	80	116

Net loss	$(1,300)	(5)%	$(1,477)	(7)%	$177	12%

Revenues

Revenues in the three months ended June 30, 2011 increased from the three months ended June 30, 2010 by $4.9 million or 23%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Product sales in North America	$8,556	$7,867	$689	9%
Product sales outside North America	12,120	8,518	3,602	42
Parts, accessories and service sales	5,663	5,104	559	11

Total Revenues	$26,339	$21,489	$4,850	23%

•

Revenues from the sale of products in North America increased 9% from the second quarter of 2010, primarily attributable to our newly acquired SmoothShapes XV product line which contributed $1.0 million in North America revenues for the three months ended June 30, 2011. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks.

•

Revenues from sales of products outside of North America increased by approximately $3.6 million, or 42%, from the 2010 period due to an increase in the number of laser units sold, primarily by our European subsidiaries as a result of improved global economic business conditions compared with the second quarter of 2010, as well as increased revenues from our international distributors.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.6 million, or 11%, from the 2010 period, primarily due to an increase in revenues generated from the sale of our service contracts as well our service business.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Cost of revenues (in thousands)	$11,273	$9,069	$2,204	24%
Cost of revenues (as a percentage of total revenues)	43%	42%

Total cost of revenues increased $2.2 million, or 24%, to $11.3 million for three months ended June 30, 2011, as compared to $9.1 million for the three months ended June 30, 2010, primarily related to our 23% increase in revenues. Our total cost of revenues increased slightly as a percentage of total revenues to 43% for the three months ended June 30, 2011, from 42% for the three months ended June 30, 2010, primarily due to a higher percentage of laser revenue from our international distribution where our products tend to have lower average selling prices than in North America.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Sales and marketing (in thousands)	$9,656	$8,645	$1,011	12%
Sales and marketing (as a percentage of total revenues)	37%	40%

Sales and marketing expenses increased $1.0 million, or 12%. The increase is primarily attributed to an increase in promotional costs of $0.4 million, primarily due to an increased number of workshops, trade shows and other promotional efforts. Our commission expense increased $0.3 million due to the 26% increase in product revenues as well as our personnel, administrative costs and travel expenses which increased by $0.3 million. Our sales and marketing expenses for the three months ended June 30, 2011 decreased as a percentage of revenue to 37% primarily due to the 23% increase in revenues as compared to the three months ended June 30, 2010.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$2,431	$1,848	$583	32%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased $0.6 million, or 32% for the three months ended June 30, 2011 when compared with the three months ended June 30, 2010. This is primarily due to a $0.3 million increase in professional fees and consulting associated with clinical studies and $0.3 million in personnel and other administrative costs.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$4,175	$2,830	$1,345	48%
General and administrative (as a percentage of total revenues)	16%	13%

General and administrative expenses increased $1.3 million, or 48%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase is primarily due to acquisition costs of $1.2 million in legal, accounting, and investment banking fees associated with the acquisition of ConBio.

Interest Income, net

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Interest income, net (in thousands)	$46	$45	$1	2%

Interest income, net remained relatively consistent for the three months ended June 30, 2011 when compared to the three months ended June 30. 2010, as we continue to invest in securities that bear low risk and low interest rates.

Other Expense, net

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Other expense, net (in thousands)	$(1)	$(550)	$549	100%

The changes in other expense, net is primarily a result of less net foreign currency remeasurement losses in the second quarter of 2011, as compared to the second quarter of 2010.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Provision for income taxes (in thousands)	$149	$69	$80	116%
Provision as a % of income before provision for income taxes	13%	5%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended June 30, 2011, we recorded an income tax provision of $0.1 million, representing an effective tax rate of 13%. We continue to maintain a valuation allowance against our net domestic deferred tax assets, with the exception of net operating loss carryforwards that can be utilized to offset current year U.S. taxable income. During the three months ended June 30, 2010, we recorded an income tax provision of $0.1 million, representing an effective tax rate of 5%. The effective tax rate from the 2010 period to the 2011 period changed primarily due to changes in the jurisdictional mix of earnings.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2011 and 2010, respectively (in thousands, except for percentages):

	Six Months Ended June 30,				$ Change	% Change
	2011		2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$37,286	77%	$30,606	76%	$6,680	22%
Parts, accessories and service revenues	10,937	23	9,776	24	1,161	12

Total revenues	$48,223	100%	$40,382	100%	$7,841	19%
Cost of revenues	21,076	44	17,162	42	3,914	23

Gross profit	27,147	56	23,220	58	3,927	17
Operating expenses
Sales and marketing	18,412	38	17,047	42	1,365	8
Research and development	4,671	10	3,555	9	1,116	31
General and administrative	7,126	15	6,063	15	1,063	18

Total operating expenses	30,209	63	26,665	66	3,544	13

Loss from operations	(3,062)	(6)	(3,445)	(8)	383	11
Interest income, net	100	—	98	—	2	2
Other income (expense), net	213	—	(701)	(2)	914	130

Loss before provision for income taxes	(2,749)	(6)	(4,048)	(10)	1,299	32
Provision for income taxes	445	1	241	1	204	85

Net loss	$(3,194)	(7)%	$(4,289)	(11)%	$1,095	26%

Revenues

Revenues in the six months ended June 30, 2011 increased from revenues in the six months ended June 30, 2010 by $7.8 million, or 19%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Product sales in North America	$15,649	$14,195	$1,454	10%
Product sales outside North America	21,637	16,411	5,226	32
Parts, accessories and service sales	10,937	9,776	1,161	12

Total Revenues	$48,223	$40,382	$7,841	19%

•

Revenues from the sale of products in North America for the six months ended June 30, 2011 increased $1.5 million, or 10%, from the six months ended June 30, 2010. The increase is primarily due to our newly acquired SmoothShapes XV product line which contributed $1.5 million of revenue in North America since our acquisition date. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, our revenues may continue to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks.

•

Revenues from sales of products outside of North America increased by approximately $5.2 million, or 32%, over the 2010 period, due to an increase in the number of units sold primarily by our European subsidiaries as a result of improved global economic business conditions compared with the first six months of 2010, as well as increased revenues from our international distributors.

•

Revenues from the sale of parts, accessories and services increased by approximately $1.2 million, or 12%, over the 2010 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories and our service business.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Cost of revenues (in thousands)	$21,076	$17,162	$3,914	23%
Cost of revenues (as a percentage of total revenues)	44%	42%

Total cost of revenues increased $3.9 million, or 23%, to $21.1 million for the six months ended June 30, 2011 as compared to $17.2 million for the six months ended June 30, 2010, primarily related to our 19% increase in revenues and approximately $0.2 million in one-time costs for purchase accounting adjustments which related to the write-up of Eleme Medical’s finished goods inventory sold in the period. Our cost of revenues increased as a percentage of revenues to 44% for the six months ended June 30, 2011, from 42% for the six months ended June 30, 2010, primarily due to a higher percentage of laser revenue from international distribution where our products tend to have lower average selling prices than in North America, and purchase accounting adjustments.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Sales and marketing (in thousands)	$18,412	$17,047	$1,365	8%
Sales and marketing (as a percentage of total revenues)	38%	42%

Sales and marketing expenses increased by $1.4 million, or 8%. The increase is due to a $0.6 million increase in commissions expense associated with our 19% increase in revenues. Our costs associated with workshops, tradeshows and other promotional efforts increased $0.4 million, as well as a $0.4 million increase in personnel costs, travel expenses and other administrative costs associated with our overall increased marketing efforts. Our sales and marketing expenses for the six months ended June 30, 2011 decreased as a percentage of revenue to 38% due to the 19% increase in revenues for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$4,671	$3,555	$1,116	31%
Research and development (as a percentage of total revenues)	10%	9%

Research and development expenses increased by $1.1 million for the six months ended June 30, 2011, when compared with the six months ended June 30, 2010. This increase is due to $0.5 million in professional fees and consulting associated with clinical studies and $0.6 million in personnel and other administrative costs.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$7,126	$6,063	$1,063	18%
General and administrative (as a percentage of total revenues)	15%	15%

General and administrative expenses increased $1.1 million, or 18%, for the six months ended June 30, 2011 when compared with the six months ended June 30, 2010. This increase is primarily due to acquisition costs of $1.3 million in legal, accounting and investment banking fees associated with the acquisition of ConBio and Eleme Medical. The increase was partially offset with a decrease in overall administrative costs of $0.2 million.

Interest Income, net

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Interest income, net (in thousands)	$100	$98	$2	2%

Interest income, net remained relatively consistent for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010, as we continue to invest in securities that bear low risk and low interest rates.

Other Income (Expense), net

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Other income (expense), net (in thousands)	$213	$(701)	$914	130%

The increase in other income (expense), net is primarily a result of net foreign currency remeasurement gains in the first half of 2011 due to the strengthening of the U.S. dollar, compared to net foreign currency remeasurement losses in the first half of 2010 due to the weakening of the U.S. dollar, primarily against the euro.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Provision for income taxes (in thousands)	$445	$241	$204	85%
Provision as a % of income before provision for income taxes	16%	6%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the six months ended June 30, 2011, we recorded an income tax provision of $0.4 million, representing an effective tax rate of 16%. We continue to maintain a valuation allowance against our net domestic deferred tax assets, with the exception of net operating loss carryforwards that can be utilized to offset current year U.S. taxable income. During the six months ended June 30, 2010, we recorded an income tax provision of $0.2 million, representing an effective tax rate of 6%. The effective tax rate from the 2010 period to the 2011 period changed primarily due to changes in the jurisdictional mix of earnings.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

Our cash and marketable securities balance decreased by $28.1 million from December 31, 2010 to June 30, 2011 primarily due to acquisitions in the first half of 2011. During the first half of 2011, we purchased the aesthetic laser business of ConBio for $24.5 million and the assets of Eleme Medical for $2.5 million. At June 30, 2011, our cash, cash equivalents and short and long-term marketable securities were $68.8 million. Our cash and cash equivalents of $20.9 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $41.3 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by June 30, 2012. Our long-term marketable securities of $6.5 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by March 14, 2013.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred minimal capital expenditures for the six months ended June 30, 2011 and expect capital expenditures for the remainder of the year to be relatively consistent with the year ended December 31. 2010. During the six months ended June 30, 2011 and 2010, respectively, we transferred $1.8 million and $2.1 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the six months ended June 30, 2011, we did not repurchase any shares of our common stock under this program. As of June 30, 2011 we have repurchased an aggregate of 148,935 shares under this program at an aggregate cost of $1.4 million.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2011, and resulted primarily from the net loss for the period of $3.2 million, increased by approximately $4.3 million in depreciation and amortization and stock-based compensation expense and by approximately $0.6 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.7 million primarily related to an increase in inventory of $5.6 million due to increased purchases to meet the increased revenue requirements. Accounts receivable increased $2.6 million associated with increased revenues. These increases were offset by an increase in accounts payable of $3.4 million, accrued expenses of $1.7 million and amounts due to related party of $1.2 million. Net cash used in investing activities was $6.6 million for the six months ended June 30, 2011, which consisted primarily of $27.0 million used to acquire Eleme Medical and ConBio, $0.6 million used for fixed asset purchases offset by net proceeds of marketable securities of $20.9 million. Net cash provided by financing activities during the six months ended June 30, 2011 was $0.2 million, principally relating to the proceeds of stock option exercises.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to our critical accounting policies as of June 30, 2011.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments mature by March 14, 2013. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	As of June 30, 2011	Maturing in 2011	Maturing in 2012	Maturing in 2013
Investments (at fair value)	$47,854	$32,738	$14,115	$1,001
Weighted average interest rate	0.35%	0.30%	0.45%	0.45%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 35% of our total international revenues during the six months ended June 30, 2011. Substantially all of the remaining 65% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2008, we commenced a declaratory judgment action in the U.S. District Court for the District of Massachusetts requesting a declaration that Dr. Weitzner’s and the putative class claims are covered under our general liability insurance policies. In August 2008, our insurance company filed an Answer and Counterclaim against us seeking a declaration that our policy does not provide coverage for Dr. Weitzner’s claims. In August 2008, we filed a reply to the Counterclaim. The insurance company filed a Motion for Summary Judgment in December 2008, and we cross moved for Summary Judgment in January 2009. The Court held a hearing on the motions in February 2009, and in April 2009 rendered a decision that our liability insurer is obligated to provide us with a defense to the Weitzner action and, if necessary, indemnify us for the putative class claims. Thereafter, our liability insurer filed a motion for reconsideration, which we opposed. The court denied the insurer’s motion in May 2009. In January 2010, the court entered an Order for Judgment consistent with its April 8, 2009 decision that the insurer is obligated to defend us against the putative class claims and to indemnify us for any single damages, attorneys’ fees or costs. Per agreement of the parties, we were awarded $0.4 million in fees and costs for the period through July 1, 2009. The insurer filed a Notice of Appeal of the judgment in January 2010. The matter was fully briefed and the U.S. First Circuit Court of Appeals heard oral arguments in January 2011. On May 12, 2011, the First Circuit issued an opinion reversing the District Court’s decision in favor of us and ordering that judgment enter in favor of the insurer. Final judgment after remand was entered on May 12, 2011 and the case is now concluded.

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

As of June 30, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors terminates it sooner. During the six months ended June 30, 2011, we did not repurchase any shares of our common stock. As of June 30, 2011, we have repurchased an aggregate of 148,935 shares under the program at an aggregate cost of $1.4 million.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months and six months ended June 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: August 5, 2011	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 5, 2011	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months and six months ended June 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.