Form 10-Q
period 2011-09-30
CYNOSURE INC
filed 2011-11-04
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2011:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,625,851
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$31,388	$27,434
Short-term marketable securities	31,808	59,402
Accounts receivable, net	14,980	10,621
Inventories	29,669	18,684
Prepaid expenses and other current assets	3,853	3,902
Deferred income taxes	485	489

Total current assets	112,183	120,532

Property and equipment, net	7,828	8,892
Long-term marketable securities	2,598	9,990
Goodwill and intangibles, net	24,159	1,666
Other noncurrent assets	647	732

Total assets	$147,415	$141,812

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,433	$4,840
Amounts due to related party	1,873	1,785
Accrued expenses	12,730	10,427
Deferred revenue	5,280	3,660
Capital lease obligation	136	133

Total current liabilities	28,452	20,845

Capital lease obligation, net of current portion	279	40
Deferred revenue, net of current portion	405	348
Other noncurrent liability	99	279

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,823 Class A shares and 2,975 Class B shares at September 30, 2011; Issued — 9,786 Class A shares and 2,975 Class B shares at December 31, 2010, respectively	13	13
Additional paid-in capital	123,850	121,706
(Accumulated deficit) retained earnings	(1,760)	2,227
Accumulated other comprehensive loss	(1,753)	(1,938)
Treasury stock, 197 Class A shares and 36 Class B shares at September 30, 2011 (at cost), and 149 Class A shares and 36 Class B shares at December 31, 2010 (at cost)	(2,170)	(1,708)

Total stockholders’ equity	118,180	120,300

Total liabilities and stockholders’ equity	$147,415	$141,812

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product revenues	$22,635	$14,357	$59,921	$44,963
Parts, accessories and service revenues	5,642	4,694	16,579	14,470

Total revenues	28,277	19,051	76,500	59,433
Cost of revenues	12,303	8,367	33,379	25,529

Gross profit	15,974	10,684	43,121	33,904

Operating expenses:
Sales and marketing	9,838	7,069	28,250	24,116
Research and development	2,571	1,899	7,242	5,454
Amortization of intangible assets acquired	415	—	439	—
General and administrative	3,537	2,688	10,639	8,751

Total operating expenses	16,361	11,656	46,570	38,321

Loss from operations	(387)	(972)	(3,449)	(4,417)

Interest income, net	17	41	117	139
Other (expense) income, net	(260)	504	(47)	(197)

Loss before provision for income taxes	(630)	(427)	(3,379)	(4,475)

Provision for income taxes	162	33	608	274

Net loss	$(792)	$(460)	$(3,987)	$(4,749)

Basic net loss per share	$(0.06)	$(0.04)	$(0.32)	$(0.37)

Diluted net loss per share	$(0.06)	$(0.04)	$(0.32)	$(0.37)

Basic weighted-average common shares outstanding	12,596	12,653	12,591	12,691

Diluted weighted-average common shares outstanding	12,596	12,653	12,591	12,691

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(3,987)	$(4,749)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,965	4,254
Stock-based compensation expense	1,942	3,289
Gain on investments	—	(21)
Loss on disposal of fixed assets	6	1
Deferred income taxes	—	1
Accretion of discounts on marketable securities	870	633
Changes in operating assets and liabilities:
Accounts receivable	(2,405)	728
Inventories	(9,402)	(1,829)
Net book value of demonstration inventory sold	824	909
Prepaid expenses and other current assets	16	2,580
Accounts payable	2,123	68
Due to related party	85	768
Tax benefit from stock option exercises	(32)	(2)
Accrued expenses	1,568	550
Deferred revenue	1,304	(1,641)
Other noncurrent liability	3	(1)

Net cash (used in) provided by operating activities	(2,120)	5,538

Investing activities:
Purchases of property and equipment	(689)	(391)
Proceeds from the sales and maturities of marketable securities	70,601	58,366
Purchases of marketable securities	(36,489)	(75,248)
Acquisitions	(26,970)	—
Increase in other noncurrent assets	(3)	(23)

Net cash provided by (used in) investing activities	6,450	(17,296)

Financing activities:
Excess tax benefit on options exercised	32	2
Repurchases of common stock	(462)	(1,146)
Proceeds from stock option exercises	202	84
Payments on capital lease obligation	(75)	(185)

Net cash used in financing activities	(303)	(1,245)
Effect of exchange rate changes on cash and cash equivalents	(73)	89

Net increase (decrease) in cash and cash equivalents	3,954	(12,914)
Cash and cash equivalents, beginning of the period	27,434	44,797

Cash and cash equivalents, end of the period	$31,388	$31,883

Supplemental cash flow information
Cash paid for interest	$18	$40

Cash paid for income taxes	$746	$549

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$2,343	$3,181
Assets acquired under capital lease	$317	—

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.6 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively. Cynosure recorded stock-based compensation expense of $1.9 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively. Cynosure capitalized $14,000 and $32,000 of stock-based compensation expense as part of inventory during the nine months ended September 30, 2011 and 2010, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$32	$66	$105	$255
Sales and marketing	192	339	636	1,509
Research and development	104	121	340	459
General and administrative	289	326	861	1,066

Total stock-based compensation expense	$617	$852	$1,942	$3,289

Cash received from option exercises was $0.2 million and $0.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Cynosure granted 408,854 and 438,211 stock options during the nine months ended September 30, 2011 and 2010, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2011 and 2010 was $7.27 and $5.79, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	0.93% - 2.37%	1.73% - 2.50%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	55% - 56%	58% - 59%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the nine months ended September 30, 2011 and 2010 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$6,763	$3,980
Work in process	1,995	711
Finished goods	20,911	13,993

	$29,669	$18,684

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$14,304	$—	$—	$14,304
State and municipal bonds	—	16,886	—	16,886
Treasuries and government agencies	—	17,515	—	17,515
Equity securities	5	—	—	5

Total	$14,309	$34,401	$—	$48,710

(1)	Included in cash and cash equivalents at September 30, 2011.

During the nine months ended September 30, 2011, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at September 30, 2011 or December 31, 2010.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at September 30, 2011 consist of approximately $34.4 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $5,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of September 30, 2011, Cynosure’s available-for-sale securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$16,290	$16,278	$14	$(2)
Treasuries and government agencies	15,513	15,507	7	(1)
Equity securities	5	8	—	(3)

Total short-term marketable securities	$31,808	$31,793	$21	(6)

Long-term marketable securities:
State and municipal bonds	$596	$594	$2	—
Treasuries and government agencies	$2,002	$1,998	4	—

Total long-term marketable securities	2,598	2,592	$6	—

Total available-for-sale securities	$34,406	$34,385	$27	$(6)

Total marketable securities	$34,406

As of December 31, 2010, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$1,109	$1,109	$—	$—
Treasuries and government agencies	5,008	5,011	—	(3)

Total cash equivalents	$6,117	$6,120	$—	$(3)

Short-term marketable securities:
State and municipal bonds	$13,416	$13,420	$—	$(4)
Treasuries and government agencies	45,974	45,953	31	(10)
Equity securities	12	15	—	(3)

Total short-term marketable securities	$59,402	$59,388	$31	$(17)

Long-term marketable securities:
State and municipal bonds	$5,191	$5,200	$—	$(9)
Treasuries and government agencies	4,799	4,798	1	—

Total long-term marketable securities	$9,990	$9,998	$1	$(9)

Total available-for-sale securities	$75,509	$75,506	$32	$(29)

Total marketable securities	$69,392

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2011, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$16,886	$16,290	$596	$—
Treasuries and government agencies	17,515	15,513	2,002	—

Total available-for-sale debt securities	$34,401	$31,803	$2,598	$—

Note 6 — Acquisitions

ConBio

On June 27, 2011, Cynosure acquired the net assets of HOYA ConBio’s aesthetic laser business (ConBio) for $24.5 million in cash. The business purpose of this transaction was to acquire and incorporate ConBio’s aesthetic laser product line which utilizes proprietary PhotoAcoustic energy technology including high-speed energy waves to penetrate the skin in nanoseconds, minimizing the amount of heat in each procedure, into Cynosure’s product portfolio. ConBio’s Q-Switched Nd:YAG technology is designed to treat a broad range of high-volume applications, including skin rejuvenation, skin toning, multi-color tattoo removal, wrinkle and acne scar reduction, pigmented lesions and vascular lesions. This acquisition was considered a business acquisition for accounting purposes. The goodwill recognized is attributable to synergies associated with the ConBio technology which has been integrated with Cynosure’s product portfolio and distributed throughout the U.S. and international distribution channels.

The total purchase price was allocated to the net tangible and intangible assets based upon the fair values as of June 27, 2011. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. Cynosure acquired $24.5 million of net assets, including $7.6 million of identifiable intangible assets, and goodwill of $14.2 million. The identifiable intangible assets include: $2.6 million of trade names, $2.0 million of developed technology and patents and $3.0 million of customer relationships. All intangible assets, including goodwill, are deductible for income tax purposes over 15 years.

The allocation of the acquisition purchase price is subject to adjustment upon finalization of the valuations, and therefore the current measurements of inventory, intangible assets acquired, goodwill and assumed liabilities are subject to change. The following table summarizes the estimated fair value as of June 27, 2011 of the net assets acquired (in thousands):

Purchase price:
Cash paid per Agreement	$24,500

Total	$24,500

Assets (liabilities) acquired:
Accounts receivable	$1,525
Inventory	2,756
Prepaids and other assets	115
Property and equipment	525
Intangible assets	7,580
Goodwill	14,204
Accounts payable	(1,463)
Accrued expenses	(402)
Deferred revenue	(340)

Total	$24,500

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

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2011 and 2010 summarizes the combined results of operations for Cynosure and the other two companies that were acquired during fiscal year 2011, ConBio and Eleme Medical. The unaudited pro forma condensed consolidated operating results includes the business combination accounting effects as if the acquisitions had been completed as of January 1, 2011 (for the 2011 period results) and January 1, 2010 (for the 2010 period results). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2011	2010	2011	2010
	(In thousands)
Revenue	$28,277	$26,323	$88,081	$81,319
Pre-tax loss	(565)	(1,323)	(1,813)	(7,921)

The amounts included in revenue within the consolidated statement of operations, relating to the acquisitions of ConBio and Eleme Medical, for the three and nine month periods ending September 30, 2011 were $7.1 million and $9.3 million, respectively. As a result of the integration of the operations of ConBio and Eleme Medical into Cynosure’s operations, disclosures of earnings included in the accompanying consolidated statement of operations since the acquisition date is not practicable.

Cynosure recorded $0.4 million and $1.7 million of acquisition related costs for the three and nine month periods ending September 30, 2011, respectively. This amount is primarily recorded in the general and administrative line on the consolidated statement of operations.

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the nine months ended September 30, 2011 were as follows (in thousands):

	United States	Asia Pacific	Europe	Total
Balance — December 31, 2010	$—	$1,225	$—	$1,225
Acquisition	14,512	—	152	14,664
Translation adjustment	—	(41)	(6)	(47)

Balance — September 30, 2011	$14,512	$1,184	$146	$15,842

Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. Cynosure amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

of the asset in which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 20 years. The Company evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, Cynosure estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, Cynosure uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, Cynosure will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Other intangible assets consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
September 30, 2011
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	30	16	—	2	48
Accumulated amortization	(759)	(136)	(440)	(47)	(4)	(1,386)

Balance, September 30, 2011	$2,491	$278	$2,899	$2,603	$46	$8,317

December 31, 2010
Cost	$591	$384	$64	$—	$48	$1,087
Translation adjustment	—	30	19	—	1	50
Accumulated amortization	(554)	(109)	(30)	—	(2)	(695)

Balance, December 31, 2010	$37	$305	$53	$—	$47	$442

Cynosure purchased $1.0 million of identifiable intangible assets from its Eleme Medical acquisition, of which $0.7 million was attributable to developed technology and patents, $0.3 million was attributable to customer relationships and $20,000 was attributable to trademarks in the nine months ended September 30, 2011. These identifiable intangible assets are being amortized on a straight-line basis over a five year period.

Cynosure purchased $7.6 million of identifiable intangible assets from its ConBio acquisition, of which $2.0 million was assigned to developed technology and patents, $3.0 million was assigned to customer relationships and $2.6 million was assigned to trademarks. The developed technology and patents and customer relationships are being amortized on an accelerated basis; developed technology and patents over a 12 year period and customer relationships over a 5 year period. The trade names are being amortized on a straight-line basis over a 15 year period.

Amortization expense related to developed technology and patents is classified as a component of cost of revenues in the Consolidated Statements of Operations. Amortization expense related to business licenses, customer relationships, trade names and other is classified as a component of amortization of intangible assets acquired in the Consolidated Statements of Operations.

Amortization expense for the three months ended September 30, 2011 and 2010, was $0.6 million and $16,000, respectively, of which, $0.4 million is classified within operating expenses as amortization of intangible assets acquired through the Eleme Medical and ConBio acquisitions in the 2011 period. Amortization expense for the nine months ended September 30, 2011 and 2010, was $0.7 million and $47,000, respectively, of which, $0.4 million is classified within operating expenses as amortization of intangible assets acquired through the Eleme Medical and ConBio acquisitions in the 2011 period. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of September 30, 2011, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

Remainder of 2011	$542
2012	1,842
2013	1,298
2014	950
2015 and thereafter	3,644

Total	$8,276

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

The table above includes $0.4 million for the remainder of 2011, $1.4 million for 2012, $0.9 million for 2013, $0.6 million for 2014 and $2.3 million for 2015 and thereafter, to be recognized within operating expenses related to the amortization expense on intangible assets acquired through the Eleme Medical and ConBio acquisitions.

Note 8 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2011, which is a component of accrued expenses in the consolidated balance sheets:

September 30, 2011
(in thousands)
Warranty accrual, beginning of period	$2,112
Warranty provision related to new sales	3,331
Warranty provision assumed from acquisitions	461
Costs incurred	(2,961)

Warranty accrual, end of period	$2,943

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

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
United States	$10,644	$6,889	$29,058	$21,564
Europe	5,520	4,939	20,241	17,180
Asia / Pacific	9,309	5,112	18,880	14,226
Other	2,804	2,111	8,321	6,463

Total	$28,277	$19,051	$76,500	$59,433

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Total assets by geographic area are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
United States	$128,109	$123,211
Europe	13,032	12,119
Asia / Pacific	8,335	8,279
Eliminations	(2,061)	(1,797)

Total	$147,415	$141,812

Long-lived assets by geographic area are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
United States	$29,295	$7,571
Europe	1,529	1,833
Asia / Pacific	1,810	1,886

Total	$32,634	$11,290

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long lived assets for any period presented.

The increase in the amount of long-lived assets in the United States is due to the intangible assets realized from the Eleme and ConBio acquisitions.

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(792)	$(460)	$(3,987)	$(4,749)

Basic weighted average common shares outstanding	12,596	12,653	12,591	12,691
Weighted average common equivalent shares	—	—	—	—

Diluted weighted average common shares outstanding	12,596	12,653	12,591	12,691

Basic net loss per share	$(0.06)	$(0.04)	$(0.32)	$(0.37)

Diluted net loss per share	$(0.06)	$(0.04)	$(0.32)	$(0.37)

For the three and nine months ended September 30, 2011 and 2010, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for those periods would be antidilutive based on the net loss for the period. During the three months ended September 30, 2011 and 2010, outstanding options to purchase 1,990,000 and 1,552,000, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive. During the nine months ended September 30, 2011 and 2010, outstanding options to purchase 2,014,000 and 1,181,000, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 11 — Comprehensive (Loss) Gain

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$21	$29
Cumulative translation adjustment	(1,774)	(1,967)

Total accumulated other comprehensive loss	$(1,753)	$(1,938)

The components of total comprehensive loss for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Cumulative translation adjustment	$(604)	$966	$193	$(254)
Unrealized (loss) gain on marketable securities	(15)	15	(8)	33

Total other comprehensive (loss) gain	(619)	981	185	(221)
Reported net loss	(792)	(460)	(3,987)	(4,749)

Total comprehensive (loss) gain	$(1,411)	$521	$(3,802)	$(4,970)

Note 12 — Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. In February 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. Cynosure also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with Cynosure and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion in June 2008, but no decision on the motion was rendered. In July 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case. In August 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed. At a status conference held in November 2010, the Court confirmed that the class certification motion was still under advisement. In October 2011, Dr. Weitzner’s counsel sent a letter to the Court seeking reassignment of the case and reargument of the class certification motion. Cynosure has opposed this request. Cynosure is not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

In addition to the matter discussed above, from time to time, Cynosure is subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against Cynosure incident to the operation of its business, principally product liability. Each of these other matters is subject to various uncertainties, and it is possible that some of these other matters may be resolved unfavorably to Cynosure. Cynosure establishes accruals for losses that management deems to be probable and subject to reasonable estimate. Cynosure believes that the ultimate outcome of these matters will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

Cynosure, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13 — Related Party Transactions

As of September 30, 2011, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2011 and 2010, were approximately $2.0 million and $1.0 million. Purchases of inventory from El.En. during the nine months ended September 30, 2011 and 2010, were approximately $6.3 million and $4.0 million, respectively. As of September 30, 2011 and December 31, 2010, amounts due to related party for these purchases were approximately $1.9 million and $1.8 million, respectively. There were no amounts due from El.En. as of September 30, 2011 or December 31, 2010.

Note 14 — Income Taxes

At September 30, 2011, there are no material gross unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal tax examinations by tax authorities for years before 2008. The Internal Revenue Service commenced an examination of Cynosure’s 2008 and 2009 federal income tax returns during the nine months ended September 30, 2011. With few exceptions, Cynosure is no longer subject to state and local income tax examinations by tax authorities for years before 2007. Additionally non-U.S. jurisdictions are generally no longer subject to income tax examinations by tax authorities for years before 2006.

Note 15 — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Cynosure does not expect that adoption of this guidance will have an impact on its consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Cynosure has elected to early adopt the guidance and will perform a “qualitative” assessment when it performs its goodwill impairment test in the fourth quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to identify and penetrate new markets for our products and technology;

•	our ability to successfully integrate acquired businesses and technologies;

•	our ability to innovate, develop and commercialize new products;

•	our ability to obtain and maintain regulatory clearances;

•	our sales and marketing capabilities and strategy in the United States and internationally;

•	our intellectual property portfolio; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, particularly in Part I — Item 1A and in this and our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate the skin, liquefy and remove unwanted fat through laser lipolysis, reduce the appearance of cellulite and treat toenail fungus. We are also developing in conjunction with our development agreement with Unilever Ltd. (Unilever) a laser treatment system for the home use market. This product is targeted for commercialization in 2012.

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

In June 2011, we acquired the assets and certain liabilities of HOYA ConBio’s aesthetic laser business (ConBio). The acquisition expands our broad product portfolio with the addition of HOYA ConBio’s proprietary PhotoAcoustic energy technology, which uses high-speed energy waves to penetrate the skin in nanoseconds, minimizing the amount of heat in each procedure. The acquired aesthetic laser products which have been added to our portfolio include:

•

The MedLiteR C6 and RevLiteR which is a Q-Switched Nd:YAG nanosecond technology dual-wavelength system which treats facial wrinkles, acne scars, overall skin rejuvenation, multi-color tattoos, sun spots, brown spots and uneven skin tone.

In October 2011, we acquired worldwide exclusive rights from NuvoLase, Inc. to distribute the PinPointeTM FootLaserTM. The PinPointe FootLaser is a light-based device for the treatment of toenail fungus. The system uses laser light to kill the fungus that lies in and under the nail without causing damage to the nail or the surrounding skin.

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the nine months ended September 30, 2011, we derived approximately 78% of our revenues from sales of our products and 22% of our revenues from parts, accessories and service revenues. During the nine months ended September 30, 2010, we derived approximately 76% of our revenues from sales of products and 24% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2011, and 2010 we derived 57% and 59% of our revenues, respectively, from sales outside North America. As of September 30, 2011, we had 31 sales employees covering North America, 39 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 72 distributors covering 99 countries.

The following table provides revenue data by geographical region for the nine months ended September 30, 2011 and 2010:

	Percentage of Revenues
	Nine-Months Ended September 30,
Region	2011	2010
North America	43%	41%
Europe	26	29
Asia/Pacific	25	24
Other	6	6

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2011 and 2010, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2011		2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$22,635	80%	$14,357	75%	$8,278	58%
Parts, accessories and service revenues	5,642	20	4,694	25	948	20

Total revenues	28,277	100	19,051	100	9,226	48
Cost of revenues	12,303	44	8,367	44	3,936	47

Gross profit	15,974	56	10,684	56	5,290	50
Operating expenses
Sales and marketing	9,838	35	7,069	37	2,769	39
Research and development	2,571	9	1,899	10	672	35
Amortization of intangible assets acquired	415	1	—	—	415	—
General and administrative	3,537	13	2,688	14	849	32

Total operating expenses	16,361	58	11,656	61	4,705	40

Loss from operations	(387)	(1)	(972)	(5)	585	60
Interest income, net	17	—	41	—	(24)	(59)
Other (expense) income, net	(260)	(1)	504	3	(764)	(152)

Loss before provision for income taxes	(630)	(2)	(427)	(2)	203	48
Provision for income taxes	162	1	33	—	129	391

Net loss	$(792)	(3)%	$(460)	(2)%	$332	72%

Revenues

Revenues in the three months ended September 30, 2011 increased from the three months ended September 30, 2010 by $9.2 million or 48%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Product sales in North America	$10,005	$6,485	$3,520	54%
Product sales outside North America	12,630	7,872	4,758	60
Parts, accessories and service sales	5,642	4,694	948	20

Total Revenues	$28,277	$19,051	$9,226	48%

•

Revenues from the sale of products in North America increased 54% from the third quarter of 2010, primarily attributable to our newly acquired ConBio and Smoothshapes XV product lines which contributed $2.5 million. On an organic basis, within North America, our core product sales grew $1.0 million, or 16%, due to an increased number of units sold. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, we may continue to face revenue challenges.

•

Revenues from the sales of products outside of North America increased by approximately $4.8 million, or 60%, from the 2010 period primarily attributable to our newly acquired ConBio and Smoothshapes XV product lines, which contributed $4.6 million. On an organic basis, outside of North America, our core product sales grew $0.1 million, or 2%.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.9 million, or 20%, from the 2010 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as sales of certains parts and accessories and includes $0.5 million of service revenue through our newly acquired ConBio product line.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Cost of revenues (in thousands)	$12,303	$8,367	$3,936	47%
Cost of revenues (as a percentage of total revenues)	44%	44%

Total cost of revenues increased $3.9 million, or 47%, to $12.3 million for three months ended September 30, 2011, as compared to $8.4 million for the three months ended September 30, 2010, primarily related to our 48% increase in revenues. Our total cost of revenues remained consistent as a percentage of total revenues at 44% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Sales and marketing (in thousands)	$9,838	$7,069	$2,769	39%
Sales and marketing (as a percentage of total revenues)	35%	37%

Sales and marketing expenses increased $2.8 million, or 39%. The increase is attributed to an increase in promotional costs of $0.6 million, primarily due to an increased number of workshops, trade shows and other promotional efforts. Our commission expense increased $1.0 million due to the 58% increase in product revenues as well as our personnel, administrative costs and travel expenses which increased $1.2 million. Our sales and marketing expenses for the three months ended September 30, 2011 decreased as a percentage of revenue to 35% primarily due to the 48% increase in revenues as compared to the three months ended September 30, 2010.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$2,571	$1,899	$672	35%
Research and development (as a percentage of total revenues)	9%	10%

Research and development expenses increased $0.7 million, or 35% for the three months ended September 30, 2011 when compared with the three months ended September 30, 2010. This is primarily due to a $0.7 million increase in expenses associated with consulting and other professional fees related to clinical studies and other research and development efforts including the integration of our ConBio research and development team.

Amortization on Intangible Assets Acquired

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Amortization of intangible assets acquired (in thousands)	$415	—	$415	—
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—

For the three month period ending September 30, 2011, we recognized amortization expense of $0.4 million in our operating expenses relating to intangible assets acquired through our recent acquisitions of Eleme Medical and ConBio’s aesthetic business. We expect our amortization expense associated with these intangible assets that will be recognized in our operating expenses over the next five years and beyond to be $0.4 million for the remainder of 2011, $1.4 million for 2012, $0.9 million for 2013, $0.6 million for 2014, and $2.3 million for 2015 and beyond.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$3,537	$2,688	$849	32%
General and administrative (as a percentage of total revenues)	13%	14%

General and administrative expenses increased $0.8 million, or 32%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase is primarily due to acquisition costs of $0.4 million in accounting and legal expenses, an increase in personnel and administrative expenses of $0.4 million associated with increased headcount through our ConBio acquisition and other general legal expenses primarily associated with patent maintenance.

Interest Income, net

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Interest income, net (in thousands)	$17	$41	$(24)	(59)%

The decrease in interest income, net is primarily due to less cash invested in the 2011 period when compared to the 2010 period after using approximately $27.0 million for our Eleme Medical and ConBio acquisitions, as well as increased interest payments associated with our increase in capital leases.

Other (Expense) Income, net

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Other (expense) income, net (in thousands)	$(260)	$504	$(764)	(152)%

The decrease in other (expense) income, net is primarily a result of net foreign currency remeasurement losses in the third quarter of 2011, primarily associated with the weakening of the euro and British pound, compared to remeasurement gains in the third quarter of 2010.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Provision for income taxes (in thousands)	$162	$33	$129	391%
Provision as a % of loss before provision for income taxes	26%	8%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended September 30, 2011, we recorded an income tax provision of $0.2 million, representing an effective tax rate of 26%. We continue to maintain a valuation allowance against our net domestic deferred tax assets, with the exception of net operating loss carryforwards that can be utilized to offset current year U.S. taxable income. During the three months ended September 30, 2010, we recorded an income tax provision of $33,000, representing an effective tax rate of 8%. The effective tax rate from the 2010 period to the 2011 period changed primarily due to changes in the jurisdictional mix of earnings.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2011 and 2010, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,
	2011		2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$59,921	78%	$44,963	76%	$14,958	33%
Parts, accessories and service revenues	16,579	22	14,470	24	2,109	15

Total revenues	$76,500	100%	$59,433	100%	$17,067	29%
Cost of revenues	33,379	44	25,529	43	7,850	31

Gross profit	43,121	56	33,904	57	9,217	27
Operating expenses
Sales and marketing	28,250	37	24,116	41	4,134	17
Research and development	7,242	9	5,454	9	1,788	33
Amortization of intangible assets acquired	439	1	—	—	439	—
General and administrative	10,639	14	8,751	15	1,888	22

Total operating expenses	46,570	61	38,321	64	8,249	22

Loss from operations	(3,449)	(5)	(4,417)	(7)	968	22
Interest income, net	117	—	139	—	(22)	(16)
Other expense, net	(47)	—	(197)	—	(150)	(76)

Loss before provision for income taxes	(3,379)	(4)	(4,475)	(8)	(1,096)	(24)
Provision for income taxes	608	1	274	—	334	122

Net loss	$(3,987)	(5)%	$(4,749)	(8)%	$762	16%

Revenues

Revenues in the nine months ended September 30, 2011 increased from revenues in the nine months ended September 30, 2010 by $17.1 million, or 29%. The increase in revenues was attributable to a number of factors (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Product sales in North America	$25,654	$20,680	$4,974	24%
Product sales outside North America	34,267	24,283	9,984	41
Parts, accessories and service sales	16,579	14,470	2,109	15

Total Revenues	$76,500	$59,433	$17,067	29%

•

Revenues from the sale of products in North America for the nine months ended September 30, 2011 increased $5.0 million, or 24%, from the nine months ended September 30, 2010. The increase is primarily due to $4.0 million of ConBio and Smoothshapes XV products sold during the nine months ended September 30, 2011. On an organic basis, within North America, our core product sales grew $1.0 million, or 5%, due to an increase in the number of units sold. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each quarter is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. We believe that the availability of credit remains limited and demand for discretionary aesthetic laser treatments remains uncertain and as a result, we may continue to face revenue challenges.

•

Revenues from sales of products outside of North America increased by approximately $10.0 million, or 41%, over the 2010 period. The ConBio and SmoothShapes XV acquisitions contributed $5.3 million of our $10.0 million increase. On an organic basis, revenue from our European subsidiaries increased $2.4 million, or 31%, and revenues from international distributors increased $2.1 million, or 27%, from the 2010 period.

•

Revenues from the sale of parts, accessories and services increased by approximately $2.1 million, or 15%, over the 2010 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as an increase in sales of certain parts and accessories and includes $0.5 million of service revenue through our newly acquired ConBio product line.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Cost of revenues (in thousands)	$33,379	$25,529	$7,850	31%
Cost of revenues (as a percentage of total revenues)	44%	43%

Total cost of revenues increased $7.9 million, or 31%, to $33.4 million for the nine months ended September 30, 2011 as compared to $25.6 million for the nine months ended September 30, 2010, primarily related to our 29% increase in revenues, and approximately $0.4 million in one-time costs for purchase accounting adjustments which related to the write-up of inventory sold in the period which was acquired through our acquisitions of Eleme Medical and ConBio. Our cost of revenues increased as a percentage of total revenues to 44% for the nine months ended September 30, 2011, from 43% for the nine months ended September 30, 2010, primarily due to a higher percentage of laser revenue from international distribution where our products tend to have lower average selling prices than in North America, and purchase accounting adjustments.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Sales and marketing (in thousands)	$28,250	$24,116	$4,134	17%
Sales and marketing (as a percentage of total revenues)	37%	41%

Sales and marketing expenses increased by $4.1 million, or 17%. The increase is attributed to an increase in promotional costs of $1.1 million, primarily due to an increased number of workshops, tradeshows and other promotional efforts. Our commission expense increased $1.6 million due to the 33% increase in product revenues as well as our personnel, administrative costs and travel expenses which increased $1.4 million. Our sales and marketing expenses for the nine months ended September 30, 2011 decreased as a percentage of revenue to 37% due to a 29% increase in revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$7,242	$5,454	$1,788	33%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased by $1.8 million for the nine months ended September 30, 2011, when compared with the nine months ended September 30, 2010. This increase is due to a $0.7 million increase in expenses associated with consulting and other professional fees related to clinical studies and other research and development efforts and personnel related expenses increased $1.1 million which included the integration of our ConBio research and development team.

Amortization on Intangible Assets Acquired

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Amortization of intangible assets acquired (in thousands)	$439	—	$439	—
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—

For the nine month period ending September 30, 2011, we recognized amortization expense of $0.4 million in our operating expenses relating to intangible assets acquired through the recent acquisitions of Eleme Medical and ConBio’s aesthetic business. We expect our amortization expense associated with these intangible assets that will be recognized in our operating expenses over the next five years and beyond to be $0.4 million for the remainder of 2011, $1.4 million for 2012, $0.9 million for 2013, $0.6 million for 2014, and $2.3 million for 2015 and beyond.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$10,639	$8,751	$1,888	22%
General and administrative (as a percentage of total revenues)	14%	15%

General and administrative expenses increased $1.9 million, or 22%, for the nine months ended September 30, 2011 when compared with the nine months ended September 30, 2010. This increase is primarily due to acquisition costs of $1.7 million in legal, accounting and investment banking fees associated with the acquisition of ConBio and Eleme Medical. Personnel costs increased $0.4 million associated with increased headcount through our ConBio acquisition. These increases were partially offset with a decrease of $0.2 million in stock compensation expense.

Interest Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Interest income, net (in thousands)	$117	$139	$(22)	(16)%

The decrease in interest income, net is primarily due to less cash invested in the 2011 period when compared to the 2010 period after using approximately $27.0 million for our Eleme Medical and ConBio acquisitions, as well as increased interest payments associated with our increase in capital leases.

Other Expense, net

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Other expense, net (in thousands)	$(47)	$(197)	$(150)	(76)%

The decrease in other expense is primarily a result of less net foreign currency remeasurement losses in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to the weakening of the U.S. dollar, primarily against the euro.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Provision for income taxes (in thousands)	$608	$274	$334	122%
Provision as a % of loss before provision for income taxes	18%	6%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the nine months ended September 30, 2011, we recorded an income tax provision of $0.6 million, representing an effective tax rate of 18%. We continue to maintain a valuation allowance against our net domestic deferred tax assets, with the exception of net operating loss carryforwards that can be utilized to offset current year U.S. taxable income. During the nine months ended September 30, 2010, we recorded an income tax provision of $0.3 million, representing an effective tax rate of 6%. The effective tax rate from the 2010 period to the 2011 period changed primarily due to changes in jurisdictional mix of earnings.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

Our cash and marketable securities balance decreased by $31.0 million from December 31, 2010 to September 30, 2011 primarily due to acquisitions in the first nine months of 2011. During the first nine months of 2011, we purchased the aesthetic laser business of ConBio for $24.5 million and the assets of Eleme Medical for $2.5 million. At September 30, 2011, our cash, cash equivalents and short and long-term marketable securities were $65.8 million. Our cash and cash equivalents of $31.4 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $31.8 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by August 15, 2012. Our long-term marketable securities of $2.6 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by March 14, 2013.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred minimal capital expenditures for the nine months ended September 30, 2011 and expect capital expenditures for the remainder of the year to be relatively consistent with the year ended December 31, 2010. Our inventory balance increased $11.0 million due to recent acquisitions which included inventory and increased purchases to meet increased revenue requirements. During the nine months ended September 30, 2011 and 2010, respectively, we transferred $1.8 million and $2.1 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the nine months ended September 30, 2011, we repurchased 47,725 shares of our common stock at an aggregate cost of approximately $0.5 million and at a weighted average price of $9.68 per share under this program. As of September 30, 2011 we have repurchased an aggregate of 196,660 shares under this program at an aggregate cost of $1.9 million.

We believe that our current cash, cash equivalents and marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2011, and resulted primarily from the net loss for the period of $4.0 million, increased by approximately $6.9 million in depreciation and amortization and stock-based compensation expense and by approximately $0.9 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $5.9 million primarily related to an increase in inventory of $9.4 million associated with increased purchases to meet the increased revenue requirements. Accounts receivable increased $2.4 million due to increased revenues. These increases were offset by increases in accounts payable of $2.1 million, accrued expenses of $1.6 million, deferred revenue of $1.3 million and the sale of demonstration equipment of $0.8 million. Net cash provided by investing activities was $6.5 million for the nine months ended September 30, 2011, which consisted primarily of $27.0 million used to acquire Eleme Medical and ConBio, $0.7 million used for fixed asset purchases offset by net proceeds of marketable securities of $34.1 million. Net cash used in financing activities during the nine months ended September 30, 2011 was $0.3 million, principally relating to $0.5 million in the repurchase of our common stock and $0.1 million for payments on capital lease obligations partially offset by $0.2 million of proceeds from stock option exercises during the nine months ended September 30, 2011.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those that relate to revenue recognition, allowances for doubtful accounts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to our critical accounting policies as of September 30, 2011.

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

	As of September 30, 2011	Maturing in 2011	Maturing in 2012	Maturing in 2013
Investments (at fair value)	$34,401	$16,122	$17,279	$1,000
Weighted average interest rate	0.35%	0.30%	0.39%	0.45%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 40% of our total international revenues during the nine months ended September 30, 2011. Substantially all of the remaining 60% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion in June 2008, but no decision on the motion has been rendered. In July 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case in August 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed. At a status conference held in November 2010, the Court confirmed that the class certification motion was still under advisement. In October 2011, Dr. Weitzner’s counsel sent a letter to the court seeking reassignment of the case and reargument of the class certification motion. We have opposed this request. We are not currently able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.

In addition to the matter discussed above, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of its business, principally product liability. Each of these other matters is subject to various uncertainties, and it is possible that some of these other matters may be resolved unfavorably to us. We establish accruals for losses that management deems to be probable and subject to reasonable estimate. We believe that the ultimate outcome of these matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

Our recent acquisition of two businesses, or any acquisitions that we may make in the future, could disrupt our ongoing business, divert the attention of our management and employees and adversely affect our results of operations.

From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. In June 2011, we acquired ConBio, in order to acquire and incorporate its aesthetic laser product line into our product portfolio. In February 2011, we acquired assets and certain liabilities of Eleme Medical in order to acquire and incorporate its non-invasive SmoothShapes® XV system and certain related licensing rights into our product and intellectual property portfolios.

We cannot assure you that the acquisitions we have completed, or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. We also cannot assure you that we have identified, or will be able to identify, all material adverse issues related to the integration of our acquisitions, such as significant defects in the internal control policies of companies that we have acquired. Any failure to properly integrate acquired businesses and their key personnel or to recognize material adverse issues related to integration of acquired companies may require a significant amount of time and resources to address. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our results of operations or financial condition.

As of September 30, 2011, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, although we may disclose other changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock unless our Board of Directors discontinues it sooner. During the three months ended September 30, 2011, we repurchased 47,725 shares of our Class A common stock under this program at an aggregate cost of approximately $0.5 million and at a weighted average price of $9.68 per share. As of September 30, 2011, we had repurchased an aggregate of 196,660 shares under the program at an aggregate cost of $1.9 million.

The following table provides information about purchases by us of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2011:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2011 — July 31, 2011	—	$—	—	$8,578,749
August 1, 2011 — August 31, 2011	25,100	9.74	25,100	8,334,262
September 1, 2011 — September 30, 2011	22,625	9.61	22,625	8,116,925

Total	47,725	$9.68	47,725	$8,116,925

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months and nine months ended September 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at September 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months and six months ended June 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: November 4, 2011	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: November 4, 2011	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months and nine months ended September 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at September 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.