Form 10-K
period 2011-12-31
CYNOSURE INC
filed 2012-03-08
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2011: $116,528,094.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,646,114
Class B Common Stock, $0.001 par value	2,939,161

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair rejuvenate the skin through the treatment of vascular and pigmented lesions, remove multi-colored tattoos, liquefy and remove unwanted fat through laser lypolysis, reduce cellulite and treat onychomycosis. We are also developing in conjunction with our development agreement with Unilever Ltd., (Unilever) a laser treatment system for the home use market. Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our newer products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices. As the aesthetic treatment market evolves to include new customers, such as aesthetic spas and additional physician specialties, we believe that our broad technology base and tailored solutions will provide us with a competitive advantage.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	the Elite product line for hair removal, treatment of facial and leg veins and pigmentations;

•	the Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	the Cellulaze product line for the reduction of cellulite;

•	the SmoothShapes XV and TriActive product line for the temporary reduction in the appearance of cellulite;

•	the Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Cynergy product line for the treatment of vascular lesions; and

•	the Accolade, MedLite C6, and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 24 new products.

•	In February 2011, we launched Cellulaze, the world’s first aesthetic laser device for the reduction of cellulite;

•	Also in February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Eleme Medical, including Eleme’s non-invasive SmoothShapes® XV system;

•

In June 2011, we expanded our product portfolio by acquiring substantially all of the assets of HOYA ConBio’s aesthetic laser business (ConBio) including the MedLite® C6 and RevLite® systems which treat wrinkles, acne scars, multi-color tattoos, vascular lesions and overall skin rejuvenation; and

•

In October 2011, we acquired worldwide exclusive rights from NuvoLase, Inc. to distribute the PinPointeTM FootLaserTM. The PinPointe FootLaser is a light-based device for the treatment of onychomycosis. The system uses laser light to kill the fungus that lies in and under the nail without causing damage to the nail or the surrounding skin.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through international distributors in 97 other countries. As of December 31, 2011, we have sold 11,524 aesthetic treatment systems worldwide. See Note 7 to our Consolidated Financial Statements for revenue, net asset and long-lived asset information by geographic region.

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

Industry

Aesthetic Market Opportunity

Medical Insight, Inc., an independent industry research and analysis firm, reported that in 2012, total sales of products in the global aesthetic market for 2011 exceeded $4.9 billion and that they would expand 13.5% per year to more than $9.3 billion by 2016. Global sales of skin tightening and body shaping systems would increase 12.4% annually from $325.0 million in 2010 to $583.0 million in 2015.

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

Expansion Into Non-Traditional Physician Customer and Medi-Spa Markets WE WILL BE UPDATING

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

Our Solution

We offer tailored customer solutions to address the market for non-invasive light-based aesthetic treatment applications. These procedures include hair removal, rejuvenating the skin through the treatment of vascular and pigmented lesions, wrinkles, multi-colored tattoos, skin texture and skin discoloration, skin tightening through tissue coagulation, reducing the appearance of cellulite and treating onychomycosis. We also offer products for minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat and the reduction of cellulite. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and medi-spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance. As of December 31, 2011, we have sold 11,524 aesthetic treatment systems worldwide.

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

Energy Source	Type of Light/Wavelength	Principal Applications
Pulse Dye Laser	Visible light (Yellow)(585/595 nm)	Vascular lesions, including shallow and deep lesions

Alexandrite Laser	Near infrared invisible light (755 nm)	Hair removal, particularly for light skin types

Diode Laser	Near infrared invisible light (805/940/980 nm)	Hair removal, particularly for light skin types; Vascular lesions, particularly shallow lesions; Temporary reduction in the appearance of cellulite

Nd:Yag Laser	Near infrared invisible light (1064/1320/1440 nm)	Hair removal, particularly for medium and dark skin types; Vascular lesions, particularly deep lesions; Reduction of fat and cellulite

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types; Vascular lesions, particularly shallow lesions and pigmented lesions

Multiple Energy Source Workstations	Multiple	Multiple
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

•

Global Presence. We have offered our products in international markets for over 20 years, with approximately 56% of our revenue generated from product sales outside of North America in 2011. We target international markets through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through international distributors in 97 other countries.

•

Strong Reputation Established Over 20-Year History. We have been in the business of developing and marketing aesthetic treatment systems for over 20 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

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

•

Launch Innovative New Products and Technologies into High-Growth Aesthetic Applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 24 new products. In February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Eleme Medical and the introduction of SmoothShapes® XV. Also in February 2011, we launched our Cellulaze Workstation, the world’s first aesthetic laser device for the reduction of cellulite into the European community and in January 2012, we received FDA clearance to sell and market the product in the United States. In June 2011, we expanded our product portfolio by acquiring substantially all of the assets of HOYA ConBio’s aesthetic laser business (ConBio) including the MedLite® C6 and RevLite® systems. In October 2011, we acquired worldwide exclusive rights from NuvoLase, Inc. to distribute the PinPointeTM FootLaserTM. The PinPointe FootLaser is a light-based device for the treatment of onychomycosis.

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 31 field service engineers in North America and 37 field service engineers outside of North America. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

•

Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products.

•

Develop Home Use Application for our Technology. In June, 2009, we entered into a cooperative development agreement with Unilever to develop and commercialize light-based devices for the emerging home use personal care market.

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

	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Pigmented Lesions	Reduce Cellulite	Acne	Tattoo Removal	Anti- Aging	Reduce Appearance of Cellulite	LaserBody Sculpting and Removal of Unwanted Fat
Flagship Products:
Elite Family	Flagship	X	X	X
Smartlipo Family(2)										Flagship
Cellulaze(2)					Flagship
Affirm / SmartSkin								Flagship
Cynergy	X	Flagship	X	X		X
Accolade / MedLite C6 / RevLite			X	Flagship		X	X
SmoothShapes XV / TriActive									Flagship

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and pigmented lesions to rejuvenate the skin’s appearance.
(2)	We distribute the TriActive LaserDermology and Smartlipo systems in North America pursuant to a distribution agreement with El.En. S.p.A, which we refer to as El.En. We distribute the Smartlipo MPX/Triplex and Cellulaze systems internationally pursuant to a distribution agreement with El.En.

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

The handpieces for our SmoothShapes platform consist of laser diodes, LED’s, a diffuser, integrated vacuum and roller. These handpieces weigh four pounds and eight pounds. The smaller handpiece allows greater flexibility to treat smaller cosmetic areas.

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

Applications

Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate skin through the treatment of shallow vascular lesions and pigmented lesions, treat wrinkles, skin texture and skin discoloration, skin tightening through tissue coagulation, reduce the appearance of cellulite and treat onychomycosis. Practitioners also use our products to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat and the reduction of cellulite. The applications of our products are described below.

Hair Removal. In a typical laser or pulsed light hair removal treatment the practitioner selects appropriate laser or pulsed light parameters based on the patient’s skin and hair types and pre-cools the treatment area. Next, the practitioner applies the handpiece to the target area and delivers laser or pulsed light energy to the target melanin pigment of the hair follicle, destroying the hair follicle without harming the surrounding skin. In March 2009, we launched the Elite MPX system, a multi-wavelength workstation that combines vascular treatment, hair removal and skin rejuvenation in a single system. The Elite MPX workstation is our flagship product for hair removal. The workstation features a built-in Zimmer SmartCool® skin cooling system which is integrated into a single compact model saving office space and reducing treatment time. Our Elite MPX and Apogee Elite products include two energy sources in one laser system; an Alexandrite laser, which is best suited for patients with light skin types, and an Nd:Yag laser, which is best suited for hair removal for patients with medium and dark skin types or tanned skin. The practitioner can switch between these two energy sources simply by pushing a button on the system console. Our Elite MPX allows the practitioner to blend the two energy sources for a customized treatment protocol. The Apogee 5500 and Acclaim 7000 systems can also be used for hair removal.

LaserBodySculpting for the Removal of Unwanted Fat. The Smartlipo system was the first laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. The Smartlipo LaserBodySculptingSM procedure enables aesthetic surgeons to remove localized deposits of fat. The Smartlipo LaserBodySculpting procedure is performed by inserting a small cannula, or metal tube, containing a laser fiber and placing it under the skin in direct contact with the treatment area. The laser’s energy causes the fat cells to rupture and melt. In addition, the laser’s energy promotes collagen shrinkage and causes a tissue tightening effect. LaserBodySculpting is a minimally invasive procedure; therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures. Since we launched the Smartlipo system in 2006, we have enhanced the product by increasing the energy levels from 6 watts to 18 watts therefore increasing the speed of the procedure. In 2008, we introduced Smartlipo MPX, which added a second wavelength in a new platform and includes our patented MultiPlex technology that enables the energy from two lasers to be blended and increased the energy levels up to 46 watts. In March 2009, we introduced SmartSense with ThermaGuide and ThermaView, our proprietary intelligent delivery systems for our Smartlipo laser lipolysis workstations. In October 2009, we introduced Smartlipo Triplex which added a third wavelength to the system.

Cellulite. Cellulite is a deposit of fat that causes a dimple or other uneven appearance of the skin on women, typically around the thighs, hips and buttocks. According to published reports, an estimated 85% of women have some degree of cellulite.

Reduction of Cellulite. In February 2011, we introduced our CellulazeTM Cellulite Laser Workstation into the European community and in January 2012, we received FDA clearance to sell and market the product in the United States. Cellulaze is the world’s first minimally invasive surgical device, designed to reduce cellulite by restoring the normal structure of the skin and underlying connective tissue. In the Cellulaze procedure, which is performed under a local anesthetic, the physician inserts a small cannula under the skin. Our SideLight 3DTM side-firing technology directs controlled, laser thermal energy to the treatment zones. The laser is designed to diminish the lumpy pockets of fat, release the areas of skin depression and increase the elasticity and thickness of the skin. Patients require just one treatment. Like the Smartlipo systems, Cellulaze incorporates the ThermaGuide Intelligent delivery system which allows the physician the ability to accurately monitor temperature and determine the treatment doses that will provide safe and more effective tissue tightening through tissue coagulation and maintain an even, controlled flow of laser energy.

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

In June 2011, we expanded our skin rejuvenation treatment platform by acquiring substantially all of the medical assets of HOYA ConBio, including ConBio’s non-invasive MedLite® C6 and RevLite® systems. The MedLite® C6 is a Q-Switched Nd:YAG dual-wavelength system designed to be easy-to-use, with minimal downtime or patient discomfort, across a range of applications, including wrinkle reduction, acne scar reduction, multi-color tattoo removal, vascular lesion removal and provide overall skin rejuvenation. The MedLite’s PhotoAcoustic effect combines high power and nanosecond pulse widths to deliver peak energy throughout the layers of the epidermis faster than the normal relaxation time of the tissue. The RevLite,® built on the same platform as the MedLite C6, is the next generation of Q-switched laser technology—a multi-purpose, multi-wavelength aesthetic laser that offers up to 60 percent more power than the MedLite® C6.

Treatment of Onychomycosis. Onychomycosis is a condition marked by the growth of fungus under the nail. Fungi feed on keratin, the protein that makes up the hard surface of the toenails. The infected nail often turns darker in color, and debris may accumulate under the nail. As the infection continues, the nail either may crumble gradually and fall off or thicken.

Our PinPointe FootLaser uses laser light to kill the fungus that lives in and under the nail without causing damage to the nail or the surrounding skin. The treatment typically takes 20 minutes with no downtime. In a 12-Month Multi-Site Retrospective Study conducted on more than 250 sequential patients, 71.4% of patients experienced continuous improvement in clear nail area after a single treatment. By contrast, the current standard of care for Onychomycosis—oral drugs and topical medications—are estimated to be only between 30-50% effective in treating the indication and have the potential for significant side effects.

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

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through independent distributors in 97 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in the United Kingdom, France, Germany, Spain, Korea, China, Japan, and Mexico. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. Currently, we have written distribution agreements with 63 of our 68 third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 31 field service engineers. Outside of North America, we employ 37 field service engineers.

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

Research and Development

Our research and development team consists of 49 employees, including three physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to innovate and develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991. From time to time, we may enter into collaborative research and development agreements to enhance our technology and develop new products.

Our research and development expenses were approximately $10.1 million in 2011, $7.3 million in 2010 and $6.7 million in 2009. We expect our research and development expenditures to increase in absolute dollars in 2012, but remain consistent as a percentage of revenue.

Manufacturing and Raw Materials

We manufacture all of our products, other than the Smartlipo, Cellulaze, SmartSkin, Performa and TriActive systems, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We also sell and market the PinPointe FootLaser system under our distribution agreement with Nuvolase, Inc. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software.

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

We depend exclusively on sole source suppliers for Alexandrite rods, which we use in the manufacturing of our Elite products, and for our SmartCool treatment cooling systems. We also depend on sole source suppliers for Nd: Yag rods, gaussian mirrors and polarizers for the manufacturing of the RevLite / MedLite C6 product lines.

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

El.En. Commercial Relationship

The Smartlipo systems, Cellulaze, SmartSkin, Performa and TriActive LaserDermology products sold by us were jointly developed, and associated intellectual property rights are owned by El.En. El.En. manufactures, and we distribute, these products pursuant to distribution agreements between us and El.En. These agreements provide us with exclusive distribution rights in the United States and Canada for the single wavelength Smartlipo systems, SmartSkin and TriActive LaserDermology. These agreements also provide us with exclusive distribution rights worldwide for the Smartlipo MPX/Triplex and Cellulaze systems and distribution rights outside the United States and Canada for the Performa system. The transfer prices for products that we currently distribute under the agreements are specified in the agreement; however, they may be changed by El.En. at its discretion upon 30 days’ notice.

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

The distribution agreement for the Smartlipo systems expires in 2014. The distribution agreement for the Smartlipo MPX/Triplex and Cellulaze systems expires in 2016. The distribution agreement relating to the TriActive LaserDermology system will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of any subsequent renewal term. We or El.En. may terminate the distribution agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the distribution agreement for the Smartlipo systems and TriActive LaserDermology if we do not meet annual minimum purchase obligations specified in the agreements.

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

As of December 31, 2011, we owned a total of 40 United States patents, as well as foreign counterparts to 25 of these patents. Our patent portfolio includes patents and patent applications with claims directed to:

•	the design and method of use and operation of our pulse dye laser systems;

•	the design and method of use and operation of our Alexandrite laser systems for hair removal;

•	our Multiplex energy delivery system for our pulse dye lasers; and

•	the design of endoscopic laser and light delivery systems.

The expiration dates for our issued United States patents and patent application range from 2013 to 2032. Additionally, El.En. has applied for a patent covering the methods of use and operation of the TriActive LaserDermology system. We do not consider any single patent or patent application that we hold to be material to our business.

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Cynosure®, Apogee®, Apogee Elite®, Smartlipo® , Triplex®, RevLite®, MedLite C6®, SmoothShapes XV®, Affirm® and SmartCool® marks, among others, in the United States. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the TriActive® and Smartlipo® mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Competition

Our industry is subject to intense competition. Our products compete against laser and other light-based products offered by public companies, such as Syneron Medical Ltd., Cutera, Inc., Palomar Medical Technologies, Inc. and Solta Medical, Inc., as well as several smaller specialized private companies, such as Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

We maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and some countries that have entered into Mutual Recognition Agreements with the European Union. In October 2003, we received our certification for ISO 13485, which replaced our EN 46001 certification.

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

Laser devices used for aesthetic procedures, such as hair removal, have generally qualified for clearance under 510(k) procedures. The FDA determined that clearance of Cellulaze in the United States also qualified for a 510(k) submission.

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

While we believe that a majority of our devices present only “non-significant” risks and, therefore, do not require IDE submission to the FDA, we have sought an IDE approval for the study protocol for the Cellulaze laser workstation. We received this approval in January 2012. Future clinical trials of our products may require that we submit and obtain approval of an IDE from the FDA prior to commencing clinical trials. The FDA, and the institutional review board at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

The FDA may require us to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. These inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money and effort to maintain compliance. The FDA inspected our Westford, Massachusetts manufacturing facility in May 2008 and we believe that we are in substantial compliance with the QSR. Since 1994, we have received five untitled letters from the FDA regarding alleged violations caused by our promotional activities. We have responded to these letters and the FDA found our responses acceptable.

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

The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union or the European Free Trade Association is required in order for a manufacturer to distribute the product commercially throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the quality management system and compliance with the requirements of the Medical Device Directive permits our Notified Body to issue the CE mark for our products. In October 2003, we received our certification for ISO 13485, which replaced our EN 46001 certification.

Employees

As of December 31, 2011, we had 346 employees, including 110 employees in sales and marketing functions, 49 employees in research, development and engineering functions,134 employees in manufacturing and service functions and 53 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

ITEM 1A.	Risk Factors.

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Related to Our Business and Industry

We have a history of net losses, and we may not regain profitability.

Although we were profitable in 2007 and 2008, we incurred net losses of approximately $2.9 million in 2011, $5.5 million in 2010 and $22.8 million in 2009. Although we incurred net losses of $2.9 million in 2011, we achieved net income of $1.1 million in the fourth quarter of 2011. We may not be able to regain or realize profitability on a quarterly or annual basis. If we are unable to regain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

Macroeconomic conditions have led to decreased demand for our products in the past and could lead to further decreases in the future.

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

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and economic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates and consumer confidence. Practitioners’ demand for our products decreased during 2009. However, demand has increased during 2010 and 2011, but not to levels realized in historical periods. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

We also face competition against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. As a result of competition with these companies, products and procedures, we could experience loss of market share and decreasing revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.

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

If we fail to obtain Alexandrite and Nd: Yag rods, gaussian mirrors, polarizers or our air cooling system from our sole suppliers, our ability to manufacture and sell our products and components would be impaired.

We use Alexandrite rods to manufacture the lasers for our Elite products and Nd: Yag rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd: Yag rods to us, and we are aware of no alternative supplier meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite / MedLite C6 product lines. We depend exclusively on Channel Islands Opto-Mechanical Engineering Inc. and JDS Uniphase Corporation, respectively. We offer our SmartCool® treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us.

We do not have long-term arrangements with any of these suppliers for the supply of these components, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS, Channel Islands Opto-Mechanical Engineering Inc., JDS Uniphase Corporation and Zimmer Elektromedizin are not required, and may not be able or willing, to meet our future requirements at current prices, or at all. Any extended interruption in our supplies of these components could materially harm our business.

We rely upon third party suppliers for the components and subassemblies of many of our products, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Many of the components and subassemblies that comprise our aesthetic treatment systems are currently manufactured for us by a limited number of suppliers. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, SmoothShapes XV, Affirm and Accolade product families. We do not have long-term contracts with any of these third parties, including the third party supplier that assembles many of our components and subassemblies, for the supply of parts or services. Any interruption in the supply of components or subassemblies, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly and testing services, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business and operating results.

Our recent acquisitions, and any other acquisitions that we may make in the future, could disrupt our ongoing business, divert the attention of our management and employees and adversely affect our results of operations.

From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. In February and June 2011, we acquired Eleme Medical and ConBio, respectively, and incorporated their products including intellectual property into our product portfolio. As part of the ConBio acquisition, we hired approximately 50 employees, including sales, service and engineering and are maintaining a manufacturing facility in Fremont, California.

We cannot assure you that these completed acquisitions, or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. Any acquisition we pursue could diminish our cash available to us for other uses or be dilutive to our stockholders. We also cannot assure you that we have identified, or will be able to identify, all material adverse issues related to the integration of our acquisitions, such as significant defects in the internal control policies of companies that we have acquired. Any failure to properly integrate acquired businesses and their key personnel or to recognize material adverse issues related to integration of acquired companies may require a significant amount of time and resources to address. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our results of operations or financial condition.

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

We sell our products and services through subsidiaries and distributors in 105 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 56%, 59% and 54% of our product revenues from sales outside North America for the years ended December 31, 2011, 2010 and 2009, respectively. Our gross margin has remained stable over the last three years reflecting our price stability but has decreased from historical periods as a result of a higher percentage of laser revenue from our international markets, where our products tend to have lower average selling prices than in North America.

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

We face risks associated with changes in foreign currency exchange rates. Revenues outside of North America that were recorded in U.S. dollars represented approximately 44% of our total 2011 revenues outside of North America. Substantially all of the remaining 56% of our total 2011 revenues outside of North America were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our most significant foreign currency exposure, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statement of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25% of our product revenue in 2011, 18% of our product revenue in 2010 and 16% of our product revenue in 2009. The increase in 2011 primarily relates to sales of our ConBio products. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with 63 of our 68 third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

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

Under the federal Telephone Consumer Protection Act, or TCPA, recipients of unsolicited facsimile “advertisements” may be entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Recipients of unsolicited facsimile advertisements may seek enforcement of the TCPA in state courts. The TCPA also permits states to initiate a civil action in a federal district court to enforce the TCPA against a party who engages in a pattern or practice of violations of the TCPA. In addition, complaints may be filed with the Federal Communications Commission, which has the power to assess penalties against parties for violations of the TCPA. In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. In January 2012, the court denied the class certification motion.

Although this matter has come to resolution, other individual or class action claims may be brought against us alleging past violations of the TCPA. Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with other possible lawsuits will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time.

Any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Although we have exclusive North American distribution rights for our single wavelength Smartlipo systems, SmartSkin and TriActive LaserDermology products, exclusive worldwide distribution rights for our Smartlipo MPX/Triplex and Cellulaze products and distribution rights outside the United States and Canada for the Performa system, El.En. competes with us in North America with its other products. In the event that our distribution agreements with El.En. terminate, El.En. may compete with us in North America with these products. El.En. markets, sells, promotes and licenses products that compete with our products worldwide. Our business could be materially and adversely affected by competition from El.En.

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

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the United States and corresponding patents and patent applications in many foreign jurisdictions. Although we have reached a patent infringement settlement agreement with CoolTouch, Inc., we do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

We, or our distributors, may be unable to obtain or maintain international regulatory qualifications or approvals for our current or future products and indications, which could harm our business.

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

Currently, we sell our products primarily to physicians and, outside the United States, to aestheticians. In addition, we also market our products to the growing aesthetic spa market, where non-physicians under physician supervision perform aesthetic procedures at dedicated facilities. However, federal, state and international regulations could change at any time, disallowing sales of our products to aestheticians, and limiting the ability of aestheticians and non-physicians to operate our products. Any limitations on our ability to sell our products to non-physicians or on the ability of aestheticians and non-physicians to operate our products could cause our business and operating results to suffer.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a 67,500 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in June 2018. We lease a 19,300 square foot facility in Freemont California which houses a manufacturing and engineering facility. The lease on this facility expires in November 2012. In addition, we lease an aggregate of approximately 30,700 square feet of space at eight other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. On February 6, 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which we opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. We also believe we have many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with us and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion in June 2008. In July 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case in August 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed. At a status conference held in November 2010, the Court confirmed that the class certification motion was still under advisement. In January 2012, the Court issued a Memorandum of Decision denying the class certification motion.

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

Item 4.	Mine Safety Disclosure

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.

Our Class A common stock trades on The Nasdaq Global Market under the symbol “CYNO” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock on The Nasdaq Global Market.

	High	Low
Fiscal Year Ended December 31, 2010
First quarter	$12.18	$9.62
Second quarter	$14.06	$10.16
Third quarter	$10.75	$8.80
Fourth quarter	$11.00	$9.48

Fiscal Year Ended December 31, 2011
First quarter	$14.50	$10.26
Second quarter	$15.21	$10.90
Third quarter	$13.47	$8.84
Fourth quarter	$13.41	$9.63

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

On March 1, 2012, the closing price per share of our Class A common stock was $17.35, as reported on The Nasdaq Global Market. The number of record holders of our Class A common stock as of March 1, 2012 was eleven. The number of record holders of our Class B common stock as of March 1, 2012 was three.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the year ended December 31, 2011, we repurchased 48,035 shares of our common stock at an aggregate cost of approximately $0.5 million and at a weighted average price of $9.68 per share under this program. As of December 31, 2011, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011, all of which were made under our stock repurchase program referenced above:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2011—October 31, 2011	310	$9.93	310	$8,113,845
November 1, 2011—November 30, 2011	—	$—	—	8,113,845
December 1, 2011—December 31, 2011	—	$—	—	8,113,845

Total	310	$9.93	310	$8,113,845

We have never paid or declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

At December 31, 2011, our total cash, cash equivalents and short and long-term marketable securities balance was $73.7 million. We did not sell any unregistered securities during the period covered by this Annual Report filed on Form 10-K.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 29, 2006 (the last trading day for the year ended December 31, 2006) in our Class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies, Manufacturers and Distributors Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

Name	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
NASDAQ Medical Dev/Ins/Sup Manufacturers & Distributors Index	$100.00	$127.15	$68.47	$99.85	$106.48	$122.33
NASDAQ U.S. Index	100.00	108.47	66.35	95.38	113.19	113.81
Cynosure, Inc.	100.00	167.15	57.68	72.58	64.62	74.29

Item 6.	Selected Consolidated Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$110,602	$81,775	$72,825	$139,662	$124,315

Cost of revenues	48,294	35,388	32,808	48,705	44,507

Gross profit	62,308	46,387	40,017	90,957	79,808
Operating expenses:
Sales and marketing	39,142	32,818	39,098	53,062	42,058
Research and development	10,079	7,300	6,679	7,497	6,827
Amortization of intangible assets acquired	854	—	—	—	—
General and administrative	14,255	11,312	14,556	17,837	11,346

Total operating expenses	64,330	51,430	60,333	78,396	60,231

(Loss) income from operations	(2,022)	(5,043)	(20,316)	12,561	19,577
Interest income, net	126	163	523	2,498	2,516
Gain (loss) on investments	2	23	22	(46)	(171)
Other (expense) income, net	(204)	(247)	672	(43)	866

(Loss) income before provision for income taxes	(2,098)	(5,104)	(19,099)	14,970	22,788
Provision for income taxes	807	442	3,659	4,771	8,276

Net (loss) income	$(2,905)	$(5,546)	$(22,758)	$10,199	$14,512

Basic net (loss) income per share	$(0.23)	$(0.44)	$(1.79)	$0.81	$1.21

Diluted net (loss) income per share	$(0.23)	$(0.44)	$(1.79)	$0.80	$1.15

Basic weighted average common shares outstanding	12,585	12,666	12,709	12,581	11,993

Diluted weighted average common shares outstanding	12,585	12,666	12,709	12,806	12,654

	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments and related financial instruments	$73,668	$96,826	$91,967	$95,451	$86,097
Working capital	82,638	99,687	106,908	109,495	113,732
Total assets	151,580	141,812	145,201	173,122	149,844
Capital lease obligation, net of current portion	494	40	171	436	794
(Accumulated deficit) retained earnings	(678)	2,227	7,773	30,531	20,332
Total stockholders’ equity	119,627	120,300	123,830	140,354	120,878

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and pigmented lesions, rejuvenate the skin, liquefy and remove unwanted fat through laser lypolysis, reduce cellulite and treat onychomycosis. We are also developing in conjunction with our development agreement with Unilever Ltd. (Unilever) a laser treatment system for the home use market. As of December 31, 2011, we have sold 11,524 aesthetic treatment systems worldwide.

We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In 2005, we completed our initial public offering of our Class A common stock. As of December 31, 2011, El.En. owns approximately 100% of our Class B common stock, which comprises 23% of our aggregate outstanding common stock. El.En., through its ownership of our Class B common stock, has the right to elect and remove a majority of our board of directors and to approve stockholder-proposed amendments to our bylaws and amendments to specified provisions of our certificate of incorporation.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	the Elite product line for hair removal, treatment of facial and leg veins and pigmentations;

•	the Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	the Cellulaze product line for the reduction of cellulite;

•	the SmoothShapes XV and TriActive product line for the temporary reduction in the appearance of cellulite;

•	the Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Cynergy product line for the treatment of vascular lesions; and

•	the Accolade, MedLite C6, and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 24 new products.

•	In February 2011, we launched Cellulaze, the world’s first aesthetic laser device for the reduction of cellulite;

•	Also in February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Eleme Medical, including Eleme’s non-invasive SmoothShapes® XV system;

•

In June 2011, we expanded our product portfolio by acquiring substantially all of the assets of HOYA ConBio’s aesthetic laser business (ConBio) including the MedLite® C6 and RevLite® systems which treat wrinkles, acne scars, multi-color tattoos, vascular lesions and overall skin rejuvenation; and

•

In October 2011, we acquired worldwide exclusive rights from NuvoLase, Inc. to distribute the PinPointeTM FootLaserTM. The PinPointe FootLaser is a light-based device for the treatment of onychomycosis. The system uses laser light to kill the fungus that lies in and under the nail without causing damage to the nail or the surrounding skin.

Revenues

We generate revenues primarily from sales of our products, parts and accessories and from services, including product warranty revenues. In 2011, we derived approximately 80% of our revenues from sales of our products and 20% of our revenues from parts, accessories and service revenues. In 2010, we derived approximately 76% of our revenues from sales of our products and 24% of our revenues from parts, accessories and service revenues. In 2009, we derived approximately 77% of our revenues from sales of our products and 23% of parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products directly in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. We derived 56%, 59% and 54% of our product revenues from sales outside North America for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had 36 sales employees in North America, 33 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and distributors that cover 97 countries. The following table provides revenue data by geographical region for the years ended December 31, 2011, 2010 and 2009:

	Percentage of Revenues
	Year Ended December 31,
	2011	2010	2009
Region
North America	44%	41%	46%
Europe	25	29	27
Asia/Pacific	25	24	21
Other	6	6	6

Total	100%	100%	100%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenues in 2012.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred. We expect our research and development expenditures to increase in absolute dollars in 2012 but remain consistent as a percentage of revenues.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executives, accounting and administrative personnel, acquisition related expenses, professional fees and other general corporate expenses. We expect our general and administrative expenses to decrease in absolute dollars and as a percentage of revenues in 2012.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our short and long-term marketable securities consisting of state and municipal bonds and U.S. government agencies and treasuries. Interest expense consists primarily of interest due on capitalized leases.

Gain (Loss) on Investments and Other Income (Expense), net

Gain (loss) on investments consists primarily of recoveries and losses related to the fair value of auction rate securities for periods before 2011. Other income (expense), net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Provision for Income Taxes

As of December 31, 2011, we maintain a full valuation allowance on the net deferred tax assets in the United States, Germany, Japan and Mexico. During the fourth quarter of 2009, we determined that our net domestic deferred tax assets were no longer more-likely-than-not realizable. As a result, we recorded a deferred tax provision charge of $10.4 million to establish a full valuation allowance on our net domestic deferred tax assets.

Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results.

Results of Operations

Year Ended December 31, 2011 and 2010

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Change 2010 to 2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$88,361	80%	$62,357	76%	26,004	42%
Parts, accessories and service revenues	22,241	20	19,418	24	2,823	15

Total revenues	110,602	100	81,775	100	28,827	35
Cost of revenues	48,294	44	35,388	43	12,906	36

Gross profit	62,308	56	46,387	57	15,921	34
Operating expenses:
Sales and marketing	39,142	35	32,818	40	6,324	19
Research and development	10,079	9	7,300	9	2,779	38
Amortization of intangible assets acquired	854	1	—	—	854	—
General and administrative	14,255	13	11,312	14	2,943	26

Total operating expenses	64,330	58	51,430	63	12,900	25

Loss from operations	(2,022)	(2)	(5,043)	(6)	3,021	60
Interest income, net	126	—	163	—	(37)	(23)
Gain on investments	2	—	23	—	(21)	(91)
Other expense, net	(204)	—	(247)	—	43	17

Loss before provision for income taxes	(2,098)	(2)	(5,104)	(6)	3,006	59
Provision for income taxes	807	(1)	442	(1)	365	83

Net loss	$(2,905)	(3)%	$(5,546)	(7)%	$2,641	48%

Revenues

Total revenue for the year ended December 31, 2011 increased by $28.8 million, or 35%, to $110.6 million as compared to the year ended December 31, 2010 revenues of $81.8 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Product sales in North America	$39,182	$27,788	$11,394	41%
Product sales outside North America	49,179	34,569	14,610	42
Parts, accessories and service sales	22,241	19,418	2,823	15

Total Revenues	$110,602	$81,775	$28,827	35%

•

Revenues from the sale of products in North America increased 41% from the 2010 period, primarily attributable to our newly acquired ConBio, SmoothShapes XV and PinPointe FootLaser product lines which contributed $7.7 million. On an organic basis, within North America, our core, non-acquisition related, product sales grew $3.7 million, or 13%, due to an increased number of units sold.

•	Revenues from the sales of products outside of North America increased by approximately $14.6 million, or 42%, from the 2010 period primarily attributable to our newly acquired ConBio,

SmoothShapes XV and PinPointe FootLaser product lines, which contributed $10.4 million. On an organic basis, outside of North America, our core product sales grew $4.3 million, or 12%, due to an increased number of units sold.

•

Revenues from the sale of parts, accessories and services increased by approximately $2.8 million, or 15%, from the 2010 period, primarily due to an increase in revenues generated from the sale of our service contracts as well as sales of certain parts and accessories and includes $1.5 million of service revenue through our newly acquired ConBio product line.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2011	2010
Cost of revenues (in thousands)	$48,294	$35,388	$12,906	36%
Cost of revenues (as a percentage of total revenues)	44%	43%

Total cost of revenues increased $12.9 million, or 36%, to $48.3 million in 2011, as compared to $35.4 million in 2010. The increase was primarily associated with a 35% increase in total revenues. Our total cost of revenues increased as a percentage of total revenues to 44% for the year ended December 31, 2011, from 43% for the year ended December 31, 2010 due to a higher percentage of laser revenue from our international distribution where our products tend to have lower average selling prices than in North America.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2011	2010
Sales and marketing (in thousands)	$39,142	$32,818	$6,324	19%
Sales and marketing (as a percentage of total revenues)	35%	40%

Sales and marketing expenses increased $6.3 million, or 19%. The increase is attributed to an increase in commission expense of $3.3 million due to the 42% increase in product revenues. Our personnel, administrative costs and travel expenses increased $1.9 million as a result of efforts to integrate our ConBio and Eleme Medical product lines. Promotional costs increased $1.1 million, primarily due to an increased number of workshops, trade shows and other promotional efforts including the launch of Cellulaze in international markets. Our sales and marketing expenses for the year ended December 31, 2011 decreased as a percentage of revenue to 35% primarily due to the 35% increase in total revenues as compared to the year ended December 31, 2010.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$10,079	$7,300	$2,779	38%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased $2.8 million, or 38% for the year ended December 31, 2011 when compared with the year ended December 31, 2010. This is primarily due to a $1.8 million increase in personnel and administrative costs associated with the integration of our ConBio research and development team. Professional fees and project materials expenses increased $1.0 million related to increased clinical studies and other research and development efforts.

Amortization of Intangible Assets Acquired

	Year Ended December 31,		$ Change	% Change
	2011	2010
Amortization of intangible assets acquired (in thousands)	$854	—	$854	—
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—

For the year ending December 31, 2011, we recognized amortization expense of $0.9 million in our operating expenses relating to intangible assets acquired through our recent acquisitions of Eleme Medical and ConBio. We expect our amortization expense associated with these intangible assets that will be recognized in our operating expenses over the next five years and beyond to be $1.4 million for 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and beyond.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$14,255	$11,312	$2,943	26%
General and administrative (as a percentage of total revenues)	13%	14%

General and administrative expenses increased $2.9 million, or 26%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase is primarily due to acquisition related costs of $1.7 million in accounting, legal expenses and investment banking fees associated with the acquisitions of ConBio and Eleme Medical. The remainder of the increase was associated with increased personnel and administrative costs.

Interest Income, net

	Year Ended December 31,		$ Change	% Change
	2011	2010
Interest income, net (in thousands)	$126	$163	$(37)	23%

The decrease in interest income, net is primarily due to less cash invested in 2011 when compared to 2010 after using approximately $27.0 million for our ConBio and Eleme Medical acquisitions, as well as increased interest payments associated with our increase in capital leases.

Gain on Investment and Other Expense, net

	Year Ended December 31,		$ Change	% Change
	2011	2010
Gain on investments	2	23	(21)	(91)%
Other expense, net (in thousands)	(204)	(247)	43	17%

The decrease in gain on investments relates to valuing Auction Rate Securities (ARS) in prior periods. Our ARS were successfully called in June 2010. The decrease in other expense is primarily a result of more net foreign currency remeasurement losses in 2011 than in 2010, offset by gains from proceeds on the disposition of certain fixed assets in 2011 as compared to 2010.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2011	2010
Provision for income taxes (in thousands)	$807	$442	$365	83%
Provision as a percentage of loss before provision for income taxes	38%	9%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. In 2011, we recorded an income tax provision of $0.8 million, representing an effective tax rate of 38%. We continue to maintain a valuation allowance against our net domestic deferred tax assets as well as the deferred tax assets of the Germany, Japan and Mexico subsidiaries at December 31, 2011. In 2010, we recorded an income tax provision of $0.4 million, representing an effective tax rate of 9%. Our 2011 effective tax rate increased from 2010 primarily due to changes in jurisdictional mix of earning as well as having no carryback capacity for 2011 U.S. losses. During the year ended December 31, 2010 we recorded a $0.5 million benefit for a U.S. federal carryback claim.

Year Ended December 31, 2010 and 2009

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Change 2009 to 2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$62,357	76%	$55,869	77%	6,488	12%
Parts, accessories and service revenues	19,418	24	16,956	23	2,462	15

Total revenues	81,775	100	72,825	100	8,950	12
Cost of revenues	35,388	43	32,808	45	2,580	8

Gross profit	46,387	57	40,017	55	6,370	16
Operating expenses:
Sales and marketing	32,818	40	39,098	54	(6,280)	(16)
Research and development	7,300	9	6,679	9	621	9
General and administrative	11,312	14	14,556	20	(3,244)	(22)

Total operating expenses	51,430	63	60,333	83	(8,903)	(15)

Loss from operations	(5,043)	(6)	(20,316)	(28)	15,273	75
Interest income, net	163	—	523	1	(360)	(69)
Gain on investments	23	—	22	—	1	5
Other (expense) income, net	(247)	—	672	1	(919)	(137)

Loss before provision for income taxes	(5,104)	(6)	(19,099)	(26)	13,995	73
Provision for income taxes	442	(1)	3,659	5	(3,217)	(88)

Net loss	$(5,546)	(7)%	$(22,758)	(31)%	$17,212	76%

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

•

Revenues from the sale of products in North America increased 1% from the 2009 period. We believe that the availability of credit remained limited and demand for discretionary aesthetic laser treatments remained uncertain and as a result our North American revenues continued to be adversely affected. We develop and market aesthetic treatment systems (capital equipment) that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures in the aesthetic marketplace. These procedures are discretionary and not reimbursed by third-party insurers. The significant majority of our business each year is derived from new customers. A portion of our customers finance the purchase of these lasers through third party finance companies or banks. During the year ended December 31, 2010, credit continued to be difficult to obtain similar to the year ended December 31, 2009, and as a result, our potential customers were not as able to expand their practices or commit to purchasing equipment from us.

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

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2010	2009
Provision for income taxes (in thousands)	$442	$3,659	$(3,217)	(88)%
Provision as a percentage of loss before provision for income taxes	9%	19%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. In 2010, we recorded an income tax provision of $0.4 million, representing an effective tax rate of 9%. We continued to maintain a valuation allowance against our net domestic deferred tax assets, and did not record a benefit for our loss in the U.S. for the year ended December 31, 2010, with the exception of the portion that could be carried back to recover federal income taxes paid in prior years. We recorded a benefit of $0.5 million for the federal refund as a result of the federal carryback claim. At December 31, 2010, we had no additional carryback capacity for future U.S. tax losses. In 2009, we recorded an income tax provision of $3.7 million, representing an effective tax rate of 19%. Our 2010 effective tax rate decreased from 2009 primarily due to the valuation allowance that was established against our net domestic deferred tax assets during the fourth quarter of 2009.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

Our cash, cash equivalents and marketable securities balance decreased by $23.2 million from December 31, 2010 to December 31, 2011 primarily due to our 2011 acquisitions of the aesthetic laser business of ConBio for $24.5 million and the assets of Eleme Medical for $2.5 million. At December 31, 2011, our cash, cash equivalents and short and long-term marketable securities were $73.7 million. Our cash and cash equivalents of $35.7 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds and various state and municipal governments. Our short-term marketable securities of $31.4 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by December 1, 2012. Our long-term marketable securities of $6.6 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by October 1, 2013.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We incurred minimal capital expenditures during the year ended December 31, 2011, and expect that capital expenditures during the next 12 months will increase slightly as a result of new demonstration equipment. Our inventory balance increased $10.9 million due to recent acquisitions which included inventory and increased purchases to meet increased revenue requirements with the launch of new products. During the year ended December 31, 2011 and 2010, respectively, we transferred $3.2 million and $4.8 million of demonstration equipment to fixed assets.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our

Board of Directors discontinues it sooner. During the year ended December 31, 2011, we repurchased 48,035 shares of our common stock at an aggregate cost of approximately $0.5 million and at a weighted average price of $9.68 per share under this program. As of December 31, 2011, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $6.2 million for the year ended December 31, 2011, and resulted primarily from the net loss for the period of $2.9 million, increased by approximately $9.5 million in depreciation and amortization and stock-based compensation expense and by approximately $1.1 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.5 million primarily related to an increase in inventory of $10.3 million associated with increased purchases to meet the increased revenue requirements. These increases were offset by increases in accrued expenses of $3.3 million, accounts payable of $2.2 million, deferred revenue of $2.4 million and the sale of demonstration equipment of $1.0 million. Net cash provided by investing activities was $2.4 million for the year ended December 31, 2011, which consisted primarily of $27.0 million used to acquire Eleme Medical and ConBio, $0.9 million used for fixed asset purchases, offset by net proceeds of marketable securities of $30.3 million. Net cash used in financing activities during the year ended December 31, 2011 was $0.3 million, principally relating to $0.5 million in the repurchase of our common stock and $0.1 million for payments on capital lease obligations, partially offset by $0.2 million of proceeds from stock option exercises during the year ended December 31, 2011.

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

Contractual Obligations

Our significant outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. Our facility leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which we recognize the expense on a straight-line basis. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2011.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$733	$239	$417	$77	$—
Operating leases	9,722	1,648	2,968	3,048	2,058

Total contractual obligations	$10,455	$1,887	$3,385	$3,125	$2,058

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

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $12.9 million as of December 31, 2011, compared with $10.6 million as of December 31, 2010. The allowance for doubtful accounts as of December 31, 2011 was $1.9 million and as of December 31, 2010 was $2.2 million. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectability issues and our historical experience with losses. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $29.6 million as of December 31, 2011 compared to $18.7 million as of December 31, 2010. The increase in inventory relates to recent acquisitions which included inventory and increased purchases to meet increased revenue requirements with the launch of new products.

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products. Our inventory allowance was $2.7 million at both December 31, 2011 and 2010.

Intangible Assets

We capitalize and include in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 20 years. We evaluate the realizability of our definite lived intangible assets whether events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we estimate the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, we use market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. We do not amortize our goodwill, but instead test for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. The Company’s annual test for impairment occurs on the first day of the fourth quarter.

We have elected to early adopt ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

We have concluded that Cynosure, Inc. represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill is not impaired as of December 31, 2011.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements Topic, defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility for 2011 and 2010 and based on a weighted average of our own historical volatility and of the average volatilities of other guideline companies in the same industry for 2009. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted since adoption of ASC 718 was derived from the short-cut method described in SEC’s Staff ASC 718. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance, ASC 220, on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect that adoption of this guidance will have a significant impact on our consolidated financial statements.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal bonds, and U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. All investments mature by October 1, 2013. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31, 2011	2012	2013
Investments (at fair value)	$41,232	$34,637	$6,595
Weighted average interest rate	0.31%	0.29%	0.41%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 44% of our total international revenues during the year ended December 31, 2011. Substantially all of the remaining 56% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included beginning on page F-1 and are incorporated in this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cynosure, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011 of Cynosure, Inc. and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2012 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2012 Proxy Statement under the caption “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2012 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2012 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2012 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2012 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2012 Proxy Statement under the captions “RELATED-PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2012 Proxy Statement under the caption “PROPOSAL 3—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this report by reference.

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

Date: March 7, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2012

/s/ TIMOTHY W. BAKER Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2012

/s/ BRIAN M. BAREFOOT Brian M. Barefoot	Director	March 7, 2012

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	March 7, 2012

/s/ ANDREA CANGIOLI Andrea Cangioli	Director	March 7, 2012

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 7, 2012

/s/ LEONARDO MASOTTI Leonardo Masotti	Director	March 7, 2012

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	March 7, 2012

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 7, 2012

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$35,694	$27,434
Short-term marketable securities	31,379	59,402
Accounts receivable, net of allowance of $1,872 and $2,207 in 2011 and 2010, respectively	12,853	10,621
Inventories	29,568	18,684
Prepaid expenses and other current assets	3,038	3,902
Deferred income taxes	701	489

Total current assets	113,233	120,532
Property and equipment, net	7,705	8,892
Long-term marketable securities	6,595	9,990
Goodwill and intangibles, net	23,486	1,666
Other assets	561	732

Total assets	$151,580	$141,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,474	$4,840
Amounts due to related party	1,550	1,785
Accrued expenses	13,944	10,427
Deferred revenue	6,388	3,660
Capital lease obligations	239	133

Total current liabilities	30,595	20,845
Capital lease obligations, net of current portion	494	40
Deferred revenue, net of current portion	367	348
Other noncurrent liability	497	279
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2011 and 2010 Issued—no shares as of December 31, 2011 and 2010	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2011 and 2010
Issued—9,828 Class A shares and 2,975 Class B shares at December 31, 2011;
Issued—9,786 Class A shares and 2,975 Class B shares at December 31, 2010	13	13
Additional paid-in capital	124,506	121,706
(Accumulated deficit) retained earnings	(678)	2,227
Accumulated other comprehensive loss	(2,041)	(1,938)
Treasury stock, 197 Class A shares and 36 Class B shares, at cost, at December 31, 2011; 149 Class A and 36 Class B shares, at cost, at December 31, 2010	(2,173)	(1,708)

Total stockholders’ equity	119,627	120,300

Total liabilities and stockholders’ equity	$151,580	$141,812

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Product revenues	$88,361	$62,357	$55,869
Parts, accessories and service revenues	22,241	19,418	16,956

Total revenues	110,602	81,775	72,825
Cost of revenues	48,294	35,388	32,808

Gross profit	62,308	46,387	40,017
Operating expenses:
Sales and marketing	39,142	32,818	39,098
Research and development	10,079	7,300	6,679
Amortization of intangible assets acquired	854	—	—
General and administrative	14,255	11,312	14,556

Total operating expenses	64,330	51,430	60,333

Loss from operations	(2,022)	(5,043)	(20,316)
Interest income, net	126	163	523
Gain on investments	2	23	22
Other (expense) income, net	(204)	(247)	672

Loss before provision for income taxes	(2,098)	(5,104)	(19,099)
Provision for income taxes	807	442	3,659

Net loss	$(2,905)	$(5,546)	$(22,758)

Basic net loss per share	$(0.23)	$(0.44)	$(1.79)

Diluted net loss per share	$(0.23)	$(0.44)	$(1.79)

Basic weighted average common shares outstanding	12,585	12,666	12,709

Diluted weighted average common shares outstanding	12,585	12,666	12,709

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

LOSS

(In thousands)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A & B Treasury Stock		Total Stockholders Equity	Comprehensive Loss
	Shares	$0.001 Par Value				Shares	Cost
Balance at December 31, 2008	12,734	$13	$111,892	$30,531	$(1,795)	(36)	$(287)	$140,354
Stock-based compensation expense	—	—	6,184	—	—	—	—	6,184
Tax deficiency from stock-based compensation expense in excess of book deductions	—	—	(320)	—	—	—	—	(320)
Exercise of stock options	16	—	58	—	—	—	—	58
Repurchase of common stock	—	—		—	—	(3)	(32)	(32)
Net loss	—	—	—	(22,758)	—	—	—	(22,758)	$(22,758)
Cumulative translation adjustment	—	—	—	—	422	—	—	422	422
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	(78)	—	—	(78)	(78)

Balance at December 31, 2009	12,750	$13	$117,814	$7,773	$(1,451)	(39)	$(319)	$123,830	$(22,414)

Stock-based compensation expense	—	—	3,807	—	—	—	—	3,807
Exercise of stock options	11	—	85	—	—	—	—	85
Repurchase of common stock	—	—	—	—	—	(146)	(1,389)	(1,389)
Net loss	—	—		(5,546)	—	—	—	(5,546)	$(5,546)
Cumulative translation adjustment	—	—	—	—	(510)	—	—	(510)	$(510)
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	23	—	—	23	23

Balance at December 31, 2010	12,761	$13	$121,706	$2,227	$(1,938)	(185)	$(1,708)	$120,300	$(6,033)

Stock-based compensation expense	—	—	2,559	—	—	—	—	2,559
Exercise of stock options	42	—	241	—	—	—	—	241
Repurchase of common stock	—	—		—	—	(48)	(465)	(465)
Net loss	—	—	—	(2,905)	—	—	—	(2,905)	$(2,905)
Cumulative translation adjustment	—	—	—	—	(97)	—	—	(97)	(97)
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	(6)	—	—	(6)	(6)

Balance at December 31, 2011	12,803	$13	$124,506	$(678)	$(2,041)	(233)	$(2,173)	$119,627	$(3,008)

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(2,905)	$(5,546)	$(22,758)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,894	5,431	5,444
Gain on investments	—	(21)	(22)
Stock-based compensation	2,561	3,843	6,184
Deferred income taxes	(46)	(221)	6,775
(Gain) loss on disposal of fixed assets	(55)	62	24
Accretion of discounts on marketable securities	1,086	877	407
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(469)	883	13,649
Due from related party	—	—	40
Inventories	(10,343)	(1,988)	1,255
Net book value of demonstration inventory sold	999	1,244	734
Prepaid expenses and other current assets	908	2,480	(2,082)
Accounts payable	2,168	71	(280)
Due to related party	(238)	448	(4,723)
Tax benefit from stock option exercises	(33)	(2)	(3)
Accrued expenses	3,254	1,116	(6,313)
Deferred revenue	2,395	(883)	140
Other noncurrent liability	2	—	(5)

Net cash provided by (used in) operating activities	6,178	7,794	(1,534)
Investing activities:
Purchases of property and equipment	(903)	(663)	(656)
Proceeds from the sales and maturities of securities	84,820	72,718	37,145
Purchases of marketable securities	(54,488)	(95,768)	(38,625)
Acquisitions	(26,970)	—	—
Increase in other assets	(34)	—	(192)

Net cash provided by (used in) investing activities	2,425	(23,713)	(2,328)
Financing activities:
Excess tax benefit on options exercised	33	2	3
Repurchases of common stock	(465)	(1,389)	(32)
Proceeds from stock option exercises	241	85	58
Payments on capital lease obligation	(102)	(235)	(390)

Net cash used in financing activities	(293)	(1,537)	(361)
Effect of exchange rate changes on cash and cash equivalents	(50)	93	(237)

Net increase (decrease) in cash and cash equivalents	8,260	(17,363)	(4,460)
Cash and cash equivalents, beginning of year	27,434	44,797	49,257

Cash and cash equivalents, end of year	$35,694	$27,434	$44,797

Supplemental cash flow information:
Cash paid for interest	$32	$57	$81

Cash paid for income taxes	$1,160	$1,021	$1,304

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$3,205	$4,802	$7,359
Assets acquired under capital lease	$695	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cynosure, Inc. (Cynosure or the Company) develops, manufactures and markets aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive treatments which include hair removal, rejuvenating the skin through the treatment of vascular and pigmented lesions, wrinkles, multi-colored tattoos, skin texture and skin discoloration, skin tightening through tissue coagulation, reducing the appearance of cellulite and treating onychomycosis and to perform minimally invasive procedures for LaserBodySculpting for the removal of unwanted fat and the reduction of cellulite. Cynosure markets and sells its products primarily to the dermatology, plastic surgery and general medical markets, both domestically and internationally. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Components particularly subject to estimation include the allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles, fair value of stock options and investments and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure GmbH, Cynosure S.A.R.L., Cynosure UK Limited, Cynosure Spain, S.L., Cynosure KK, Suzhou Cynosure Medical Devices, Co., Cynosure Mexico and Cynosure Korea Limited. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation within the consolidated balance sheet.

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

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, short and long-term marketable securities, accounts receivable and capital leases. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, approximates their carrying value at December 31, 2011 and 2010.

ASC 820, Fair Value Measurement Topic, applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.

Accounts Receivable and Concentration of Credit Risk

Cynosure’s accounts receivable balance, net of allowance for doubtful accounts, was $12.9 million as of December 31, 2011, compared with $10.6 million as of December 31, 2010. The allowance for doubtful accounts as of December 31, 2011 was $1.9 million and as of December 31, 2010 was $2.2 million. Cynosure maintains an allowance for doubtful accounts based upon the aging of its receivable balances, known collectibility issues and Cynosure’s historical experience with losses. Cynosure works to mitigate bad debt exposure through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Cynosure’s revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales that the Company considers to be at risk.

No customer accounted for 10% or greater of revenue during 2011, 2010 or 2009. No customer accounted for 10% or greater of accounts receivable as of December 31, 2011 or 2010. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$2,207	$2,983	$2,861
Additions	167	933	2,485
Deductions	(502)	(1,709)	(2,363)

Balance at end of year	$1,872	$2,207	$2,983

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2011	2010
	(In thousands)
Raw materials	$7,645	$3,980
Work in process	1,437	711
Finished goods	20,486	13,993

	$29,568	$18,684

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

Cynosure’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Cynosure regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Cynosure recognizes such costs as cost of goods sold at the time of such determination. Although Cynosure performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Cynosure’s inventory and reported operating results.

In 2009, Cynosure recorded a $2.1 million charge to cost of product revenues related to the write-down of an earlier generation product. The write-down resulted in part from customers adopting Cynosure’s newer generation products more quickly than the Company anticipated, coupled with the downturn in the overall aesthetic laser market.

Cynosure purchases raw material components as well as certain finished goods from sole source suppliers. A delay in the production capabilities of these vendors could cause a delay in Cynosure’s manufacturing, and a possible loss of revenues, which would adversely affect operating results.

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

Intangible Assets

Cynosure capitalizes and includes in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. Cynosure amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 20 years. Cynosure evaluates the realizability of its definite lived intangible assets whether events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, Cynosure estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, Cynosure uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, Cynosure will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Cynosure does not amortize its goodwill, but instead tests for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. Cynosure’s annual test for impairment occurs on the first day of the fourth quarter.

Cynosure has elected to early adopt ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Cynosure has concluded that Cynosure, Inc. represents one reporting unit for goodwill impairment testing and Cynosure has performed a qualitative assessment on that reporting unit. As a result of Cynosure’s assessment, the Company determined that goodwill is not impaired as of December 31, 2011.

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

In accordance with the provisions of ASC 605-45, Revenue Recognitions Topic—Principal Agent Considerations, Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Shipping and handling costs included as a component of cost of revenue totaled $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Product Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$2,112	$2,440	$3,052
Warranty provision related to new sales	4,729	3,550	4,422
Warranty provision assumed from acquisitions	342	—	—
Costs incurred	(4,012)	(3,878)	(5,034)

Balance at end of year	$3,171	$2,112	$2,440

Royalty Costs

Under a cross-license agreement with Palomar Medical Technologies, Inc. (Palomar), Cynosure has a non-exclusive license to integrate its products for certain hair removal technology covered by specified U.S. and foreign patents held by Palomar and Palomar has a non-exclusive license under certain U.S. and foreign patents held by Cynosure. In connection with this agreement, Cynosure has agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for sales of hair removal products ranges from 3.75% to 7.5% of net sales, depending upon product configuration and the number of energy sources. These expenses are recorded as a component of cost of revenues in the consolidated statement of operations. Cynosure’s revenues from systems that do not include hair removal capabilities and revenues from service are not subject to any royalties under this agreement.

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

In June, 2009, Cynosure entered into a cooperative development agreement (“Agreement”) with Unilever Ltd. (Unilever) to develop and commercialize light-based devices for the emerging home use personal care market. Under the terms of this Agreement, Cynosure performs certain research and development activities to assist in the advancement of the commercialization of these devices, the cost of which is partially funded by Unilever. Cynosure incurred $1.8 million, $0.9 million, and $0.4 million of research and development costs in connection with this Agreement during fiscal 2011, 2010 and 2009, respectively, and recorded $1.7 million, $0.7 million, and $0.3 million of reimbursements from Unilever as a reduction to research and development expenses in the respective fiscal periods. Should any of these devices be commercialized, Cynosure will be entitled to future royalty payments from Unilever.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement (losses) gains of approximately $(318,000), $(274,000) and $573,000 during 2011, 2010 and 2009, respectively, which are included in other (expense) income, net, in the consolidated statements of operations.

Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Unrealized gain on marketable securities, net of $13 and $11 income taxes	$23	$29
Cumulative translation adjustment	(2,064)	(1,967)

Total accumulated other comprehensive loss	$(2,041)	$(1,938)

The components of total other comprehensive loss for the years ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Cumulative translation adjustment	$(97)	$(510)
Unrealized (loss) gain on marketable securities	(6)	23

Total other comprehensive loss	(103)	(487)
Reported net loss	(2,905)	(5,546)

Total comprehensive loss	$(3,008)	$(6,033)

Stock-Based Compensation

Cynosure follows the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718). ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Cynosure reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the options that are vesting.

Cynosure recorded stock-based compensation expense of $2.6 million, $3.8 million and $6.2 million. Cynosure capitalized $15,000 and $17,000, respectively, of stock-based compensation expense as a part of inventory as of December 31, 2011 and 2010.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of revenues	$134	$289	$447
Sales and marketing	829	1,715	2,685
Research and development	446	538	899
General and administrative	1,152	1,301	2,153

Total stock-based compensation expense	$2,561	$3,843	$6,184

As of December 31, 2011, there was $3.5 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted average period of 1.63 years. Cash received from option exercises was $0.2 million, $0.1 million and $0.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Cynosure granted 411,104, 440,711 and 506,225 stock options during the years ended December 31, 2011, 2010 and 2009, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the years ended December 31, 2011, 2010 and 2009 was $7.26, $5.79 and $4.38, respectively, using the following assumptions:

Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.87% - 2.37%	1.49% - 2.50%	1.87% - 2.66%
Expected dividend yield	—	—	—
Expected term	5.8 years	5.8 years	5.8 years
Expected volatility	55% - 57%	57% - 59%	63% - 64%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility for the 2011 and 2010 periods and based on a weighted average of its own historical volatility and of the average volatilities of other guideline companies in the same industry for the 2009 period. Cynosure’s expected term of options granted during the years ended December 31, 2011, 2010 and 2009 was derived from the simplified method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

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

Net Loss per Common Share

Basic net loss per share is determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Common shares outstanding includes both Class A and Class B as each share participates equally in earnings. Class B shares are convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
Net loss	$(2,905)	$(5,546)	$(22,758)

Basic weighted average common shares outstanding	12,585	12,666	12,709
Weighted average common stock equivalents	—	—	—

Diluted weighted average common shares outstanding	12,585	12,666	12,709

Basic net loss per share	$(0.23)	$(0.44)	$(1.79)

Diluted net loss per share	$(0.23)	$(0.44)	$(1.79)

For the years ended December 31, 2011, 2010 and 2009 the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for those periods would be antidilutive based on the net loss for the period. During the years ended December 31, 2011, 2010 and 2009, respectively, outstanding options to purchase 2.0 million, 1.6 million and 1.1 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its accounting guidance, ASC 220, on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Cynosure does not expect that adoption of this guidance will have a significant impact on its consolidated financial statements.

3. Fair Value

ASC 820, Fair Value Measurement Topic, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

In accordance with ASC 820, the following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$7,281	$—	$—	$7,281
State and municipal bonds(2)	—	26,851	—	26,851
Treasuries and government agencies	—	14,381	—	14,381
Equity securities	6	—	—	6

Total	$7,287	$41,232	$—	$48,519

(1)	Included in cash and cash equivalents at December 31, 2011.
(2)	$3.3 million included in cash and cash equivalents at December 31, 2011.

4. Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2011 consist of approximately $41.2 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $6,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of December 31, 2011, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$3,264	$3,263	$1	$—

Total cash equivalents	$3,264	$3,263	$1	$—

Short-term marketable securities:
State and municipal bonds	$18,868	$18,858	$12	$(2)
Treasuries and government agencies	12,505	12,499	6	—
Equity securities	6	5	1	—

Total short-term marketable securities	$31,379	$31,362	$19	$(2)

Long-term marketable securities:
State and municipal bonds	$4,719	$4,713	$6	$—
Treasuries and government agencies	1,876	1,875	1	—

Total long-term marketable securities	$6,595	$6,588	$7	$—

Total available-for-sale securities	$41,238	$41,213	$27	$(2)

Total marketable securities	$37,974

As of December 31, 2010, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$1,109	$1,109	$—	$—
Treasuries and government agencies	5,008	5,011	—	(3)

Total cash equivalents	$6,117	$6,120	$—	$(3)

Short-term marketable securities:
State and municipal bonds	$13,416	$13,420	$—	$(4)
Treasuries and government agencies	45,974	45,953	31	(10)
Equity securities	12	15	—	(3)

Total short-term marketable securities	$59,402	$59,388	$31	$(17)

Long-term marketable securities:
State and municipal bonds	$5,191	$5,200	$—	$(9)
Treasuries and government agencies	4,799	4,798	1	—

Total long-term marketable securities	$9,990	$9,998	$1	$(9)

Total available-for-sale securities	$75,509	$75,506	$32	$(29)

Total marketable securities	$69,392

As of December 31, 2011, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$26,849	$22,130	$4,719	$—
U.S. government sponsored enterprises	14,383	12,507	1,876	—

Total available-for-sale debt securities	$41,232	$34,637	$6,595	$—

5. Acquisitions

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

The total purchase price was allocated to the net tangible and intangible assets based upon the fair values as of June 27, 2011. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. Cynosure acquired $24.5 million of net assets, including $7.6 million of identifiable intangible assets, and goodwill of $14.1 million. The identifiable intangible assets include: $2.6 million of trade names, $2.0 million of developed technology and patents and $3.0 million of customer relationships. All intangible assets, including goodwill, are deductible for income tax purposes over 15 years.

The following table summarizes the fair value as of June 27, 2011 of the net assets acquired (in thousands):

Purchase price:
Cash paid per Agreement	$24,500

Total	$24,500

Assets (liabilities) acquired:
Accounts receivable	$1,506
Inventory	2,741
Prepaids and other assets	150
Property and equipment	525
Intangible assets	7,580
Goodwill	14,080
Accounts payable	(1,479)
Accrued expenses	(264)
Deferred revenue	(339)

Total	$24,500

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

The following unaudited pro forma condensed consolidated operating results for the years ended December 31, 2011 and 2010 summarizes the combined results of operations for Cynosure and the other two companies that were acquired during fiscal year 2011, ConBio and Eleme Medical. The unaudited pro forma condensed consolidated operating results includes the business combination accounting effects as if the acquisitions had been completed as of January 1, 2011 (for the 2011 period results) and January 1, 2010 (for the 2010 period results). These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date.

	December 31,
	2011	2010
	(in thousands)
Revenue	$122,183	$110,925
Pre-tax loss	(466)	(9,002)

The amounts included in revenue within the consolidated statement of operations, relating to the acquisitions of ConBio and Eleme Medical, for the year ending December 31, 2011 was $18.6 million. As a result of the integration of the operations of ConBio and Eleme Medical into Cynosure’s operations, disclosures of earnings included in the accompanying consolidated statement of operations since the acquisition date is not practicable.

Cynosure recorded $1.7 million of acquisition related costs for the year ending December 31, 2011. This amount is primarily recorded in general and administrative expenses on the consolidated statement of operations.

6. Goodwill and Other Intangible Assets

Changes to goodwill during the year ended December 31, 2011 were as follows (in thousands):

Total
Balance—December 31, 2010	$1,225
Acquisition	14,540
Translation adjustment	(53)

Balance—December 31, 2011	$15,712

Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. Cynosure amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset in which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 20 years. The Company evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, Cynosure estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, Cynosure uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, Cynosure will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Other intangible assets consist of the following at December 31, 2011 and December 31, 2010 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
December 31, 2011
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	27	20	—	2	49
Accumulated amortization	(874)	(147)	(812)	(93)	(4)	(1,930)

Balance, December 31, 2011	$2,376	$264	$2,531	$2,557	$46	$7,774

December 31, 2010
Cost	$591	$384	$64	$—	$48	$1,087
Translation adjustment	—	30	19	—	—	49
Accumulated amortization	(554)	(109)	(30)	—	(2)	(695)

Balance, December 31, 2010	$37	$305	$53	$—	$46	$441

Cynosure purchased $1.0 million of identifiable intangible assets from its Eleme Medical acquisition, of which $0.7 million was attributable to developed technology and patents, $0.3 million was attributable to customer relationships and $20,000 was attributable to trademarks in the twelve months ended December 31, 2011. These identifiable intangible assets are being amortized on a straight-line basis over a five year period.

Cynosure purchased $7.6 million of identifiable intangible assets from its ConBio acquisition, of which $2.0 million was assigned to developed technology and patents, $3.0 million was assigned to customer relationships and $2.6 million was assigned to trademarks. The developed technology and patents and customer relationships are being amortized on an accelerated basis; developed technology and patents over a 12 year period and customer relationships over a 5 year period. The trade names are being amortized on a straight-line basis over a 15 year period. The weighted-average amortization period for these intangible assets is 10.3 years.

Amortization expense related to developed technology and patents is classified as cost of revenues in the Consolidated Statements of Operations. Amortization expense related to business licenses, customer relationships, trade names and other is classified as amortization of intangible assets acquired in the Consolidated Statements of Operations.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $0.1 million and $0.1 million, respectively. In the 2011 period, $0.9 million is classified within operating expenses as amortization of intangible assets acquired through the Eleme Medical and ConBio acquisitions. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of December 31, 2011, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

2012	1,843
2013	1,299
2014	950
2015	765
2016 and Thereafter	2,876

Total	$7,733

The table above includes $1.4 million for 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and thereafter, to be recognized within operating expenses related to the amortization expense of intangible assets acquired through the Eleme Medical and ConBio acquisitions.

7. Segment and Geographic Information

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$43,903	$29,292	$30,736
Europe	27,918	24,201	19,554
Asia/Pacific	27,357	19,373	15,113
Other	11,424	8,909	7,422

	$110,602	$81,775	$72,825

Total assets by geographic area are as follows:

	December 31,
	2011	2010
	(In thousands)
United States	$132,041	$123,211
Europe	12,688	12,119
Asia/Pacific	8,855	8,279
Eliminations	(2,004)	(1,797)

	$151,580	$141,812

Long-lived assets by geographic area are as follows:

	December 31,
	2011	2010
	(In thousands)
United States	$6,461	$7,571
Europe	1,344	1,833
Asia/Pacific	461	220

	$8,266	$9,624

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

8. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2011 Cost	2010 Cost
	(In thousands)
Equipment	3-5	$4,217	$3,701
Furniture and fixtures	5	2,027	1,905
Computer equipment and software	3	3,489	3,273
Leased Equipment	5	2,199	2,118
Leasehold improvements	5	1,589	1,476
Demonstration equipment	3	20,200	18,558
Construction in-progress		—	14

		33,721	31,045
Less: Accumulated depreciation and amortization		(26,016)	(22,153)

		$7,705	$8,892

Depreciation expense relating to property and equipment was $5.7 million, $5.3 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the cost of assets recorded under capitalized leases was approximately $2.2 million and $2.1 million, respectively, and the related accumulated amortization was approximately $1.4 million and $1.9 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2011	2010
	(In thousands)
Accrued payroll and taxes	$2,309	$1,440
Accrued employee benefits	938	709
Accrued warranty costs	3,171	2,112
Accrued commissions	2,295	1,153
Accrued other	5,231	5,013

	$13,944	$10,427

9. Related Party Transactions

El. En. S.p.A, (“El.En.”) owns approximately 23% of our outstanding common stock. Purchases of inventory from El.En. during the years ended December 31, 2011, 2010 and 2009 were approximately $7.8 million, $5.2 million and $4.9 million, respectively. As of December 31, 2011 and 2010, amounts due to related party for these purchases were approximately $1.5 million and $1.8 million, respectively. There were no amounts due from El.En. as of December 31, 2011 or 2010.

10. Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual class capital structure consisting of $0.001 par value Class A and Class B common stock. Cynosure has authorized 61,500,000 shares of $0.001 par value Class A common stock and 8,500,000 shares of $0.001 par value Class B common stock. As of December 31, 2011, there were 9,827,391 shares of Class A common stock issued and 2,975,297 shares of Class B common stock issued. The rights, preferences and privileges of each class of common stock are as follows:

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

Treasury Stock

On July 28, 2009, Cynosure’s Board of Directors authorized the repurchase of up to $10 million of its Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless Cynosure’s Board of Directors discontinues it sooner. During the year ended December 31, 2011, Cynosure repurchased 48,035 shares of its common stock at an aggregate cost of approximately $0.5 million and at a weighted average price of $9.68 per share under this program. As of December 31, 2011, Cynosure has repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

11. Stock-Based Compensation

2004 Stock Option Plan

In October 2004, the Board of Directors adopted and the stockholders approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2011, there were no shares available for future grant under the 2004 Plan.

2005 Stock Incentive Plan

In August 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the 2005 Plan), which was approved by Cynosure’s stockholders in December 2005. The 2005 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2005 Plan and has sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. At December 31, 2011 the number of shares of Class A common stock reserved for issuance under the 2005 Plan is 2,488,369 shares. Options granted under the Plan vest either (i) over a 36-month period at the rate of 8.33% each quarter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2011, there are 67,640 shares available for future grant under the 2005 Plan. In January 2012, the number of shares of Class A common stock reserved for issuance under the 2005 Plan increased by 300,000 shares in accordance with the terms of the plan.

Stock option activity under the 1992 Plan, the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	1,523,495	$3.00 - $36.94	$17.09		$2,117
Unvested	574,255	5.07 - 25.48	10.09		574

Outstanding, December 31, 2010	2,097,750	3.00 - 36.94	15.18	7.03 years	2,691
Granted	411,104	9.56 - 14.04	13.64		19
Exercised	(41,543)	3.00 - 14.30	5.81		326
Forfeited	(91,808)	4.50 - 36.94	25.79		36

Outstanding, December 31, 2011	2,375,503	$3.00 - $36.94	$14.66	6.67 years	$4,083

Vested	1,829,238	3.00 - 36.94	$15.47	6.06 years	$3,584
Unvested	546,265	5.07 - 14.04	11.97	8.72 years	498

Vested or expected to vest, December 31, 2011	2,354,582	$3.00 - $36.94	$14.68	6.65 years	$4,066

Exercisable, December 31, 2011	1,829,238	$3.00 - $36.94	$15.47	6.06 years	$3,584

12. Income Taxes

Loss before income tax provision consists of the following:

	2011	2010	2009
	(In thousands)
Domestic	$(2,710)	$(7,455)	$(18,446)
Foreign	612	2,351	(653)

Total	$(2,098)	$(5,104)	$(19,099)

The provision for income taxes consists of:

	2011	2010	2009
	(In thousands)
Current:
Federal	$241	$(368)	$(3,422)
State	179	46	122
Foreign	433	985	184

Total current	853	663	(3,116)
Deferred:
Federal	—	—	6,187
State	—	—	512
Foreign	(46)	(221)	76

Total deferred	(46)	(221)	6,775

	$807	$442	$3,659

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2011	2010	2009
Income tax provision at federal statutory rate:	35.0%	35.0%	35.0%
Decrease (increase) in tax resulting from -
State taxes, net of federal benefit	(8.9)	0.8	3.7
Nondeductible expenses	(12.1)	(3.5)	(1.4)
Tax-exempt interest income	1.4	0.7	0.6
Effect of foreign taxes	3.6	6.9	0.8
Stock-based compensation	(0.6)	(2.3)	(1.3)
Research and development credit	23.9	4.3	1.1
Change in valuation allowance	(81.5)	(54.3)	(56.6)
Other	0.7	3.7	(1.1)

Effective income tax rate	(38.5)%	(8.7)%	(19.2)%

Significant components of Cynosure’s net deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Short-term deferred tax assets:
Reserves and allowances	$2,474	$2,787
Other temporary differences	1,320	741
Valuation allowance	(3,093)	(3,039)

Net short-term deferred tax assets	$701	$489

Long-term deferred tax (liabilities) assets:
Domestic net operating loss and tax credit carryovers	$4,468	$3,400
Foreign net operating loss carryforwards	739	658
Depreciation	(318)	602
Stock-based compensation	6,326	6,132
Intangible assets	181	—
Other long-term differences	293	—
Valuation allowance	(11,847)	(10,669)

Net long-term deferred tax (liabilities) assets	$(158)	$123

Net deferred tax assets	$543	$612

During the fourth quarter of 2009, Cynosure determined that its net domestic deferred tax assets were no longer more-likely-than-not realizable. As a result, Cynosure recorded a deferred tax provision of $10.4 million to establish a full valuation allowance on its net domestic deferred tax assets. At December 31, 2011, Cynosure maintains a full valuation allowance against its net domestic deferred tax assets. Cynosure’s domestic tax group is in a cumulative three-year domestic pre-tax book loss. At December 31, 2011, Cynosure has no additional carryback capacity for future U.S. tax losses. In addition, at December 31, 2011, Cynosure has domestic federal net operating loss carryforwards of approximately $5.0 million, state net operating loss carryforwards of $6.6 million, federal tax credit carryforwards of $2.1 million and state tax credit carryforwards of $0.2 million that are available to reduce future taxable income. Cynosure’s U.S. federal net operating loss carryforwards and credits will begin to expire in 2030. Cynosure’s U.S. state net operating loss carryforwards and credits will begin to expire in 2014.

At December 31, 2011, Cynosure has foreign net operating loss carryforwards of approximately $2.5 million in Germany, France and Mexico that are available to reduce future foreign income. Foreign net operating losses in Germany and France do not expire. Mexican net operating loss carryforwards begin to expire in 2019. As of December 31, 2011, Cynosure continues to maintain a full valuation allowance on its net foreign deferred tax assets in Germany, Japan and Mexico due to the uncertainty surrounding the future realization of the deferred tax assets in these jurisdictions.

Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $10.5 million, because such earnings are considered to be indefinitely reinvested in the business. Cynosure does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

ASC 740, Accounting for Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2011 and 2010, Cynosure had no material unrecognized tax benefits.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2007.

Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2011 and 2010 in the statements of operations and balance sheet was immaterial.

No significant changes or material settlements for uncertain tax positions are expected in the next reporting year.

13. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $357,000, $265,000 and $286,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

14. Commitments and Contingencies

Lease Commitments

Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through June 2018. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $1.8 million, $1.7 million and $1.8 million, respectively.

Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through June 2018. Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
2012	$1,648	$249
2013	1,494	222
2014	1,474	195
2015	1,525	75
2016	1,523	8
Thereafter	2,058	—

Total minimum lease payments	$9,722	$749

Less amount representing interest		(16)

Present value of obligations under capital leases		$733
Current portion of capital lease obligations		239

Capital lease obligations, net of current portion		$494

Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. In February 2008, several months after the close of discovery, the plaintiff served a motion for class certification, which Cynosure opposed on numerous factual and legal grounds, including that a nationwide class action may not be maintained in a Massachusetts state court by Dr. Weitzner, a New York resident; individual issues predominate over common issues; a class action is not superior to other methods of resolving TCPA claims; and Dr. Weitzner is an inadequate class representative. Cynosure also believes it has many merits defenses, including that the faxes in question do not constitute “advertising” within the meaning of the TCPA and many recipients had an established business relationship with Cynosure and are thereby deemed to have consented to the receipt of facsimile communications. The Court held a hearing on the plaintiff’s class certification motion in June 2008. In July 2010, the Court issued an order dismissing this matter without prejudice for Dr. Weitzner’s failure to prosecute the case. In August 2010, Dr. Weitzner filed a motion for relief from the dismissal order, which the Court allowed. At a status conference held in November 2010, the Court confirmed that the class certification motion was still under advisement. In January 2012, the court issued a Memorandum of Decision denying the class certification motion.

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

15. Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2011. This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share data)
Revenues	$21,884	$26,339	$28,277	$34,102
Gross profit	$12,081	$15,066	$15,974	$19,187
(Loss) income from operations	$(1,866)	$(1,196)	$(387)	$1,427
Net (loss) income	$(1,894)	$(1,300)	$(792)	$1,081
Basic net (loss) income per share	$(0.15)	$(0.10)	$(0.06)	$0.08
Diluted net (loss) income per share	$(0.15)	$(0.10)	$(0.06)	$0.08

	Quarter Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(In thousands, except per share data)
Revenues	$18,893	$21,489	$19,051	$22,342
Gross profit	$10,800	$12,420	$10,684	$12,483
Loss from operations	$(2,542)	$(903)	$(972)	$(626)
Net loss	$(2,812)	$(1,477)	$(460)	$(797)
Basic net loss per share	$(0.22)	$(0.12)	$(0.04)	$(0.06)
Diluted net loss per share	$(0.22)	$(0.12)	$(0.04)	$(0.06)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

3.4	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.3*	2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.4*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.5*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.6*	Employment Agreement, dated January 1, 2003, between the Company and George Cho (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.7*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.8†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.9†	Distribution Agreement, effective as of January 1, 2005, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.10	Promissory Note, dated October 1, 2004, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.11	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended

10.12	Reimbursement Agreement among the Company, El.En. S.p.A. and BRCT, Inc. (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.13*	Option Agreement, dated December 17, 2003, between El.En. and Michael Davin (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

Exhibit Number	Description
10.14*	Option Agreement, dated May 13, 2005, between El.En. and Michael Davin (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.15	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed November 7, 2006)

10.16*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.17	Asset Purchase Agreement, dated June 27, 2011, among the Company, Hoya Photonics, Inc. and Hoya Corporation (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 29, 2011)

10.18	Business Transfer Agreement, dated June 29, 2011, between Hoya Conbio France EURL and Cynosure France SARL (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 29, 2011)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Cynosure, Inc. Yearly Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the year ended December 31, 2011 and 2010, (ii) Condensed Statement of Financial Position at December 31, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the twelve months ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.