Form 10-Q
period 2012-03-31
CYNOSURE INC
filed 2012-05-08
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 3, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value	9,658,465
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2012 and 2011, (ii) Condensed Statement of Financial Position at March 31, 2012 and December 31, 2011, (iii) Condensed Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) Condensed Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$40,654	$35,694
Short-term marketable securities	30,124	31,379
Accounts receivable, net	14,701	12,853
Inventories	29,970	29,568
Prepaid expenses and other current assets	3,880	3,038
Deferred income taxes	701	701

Total current assets	120,030	113,233
Property and equipment, net	8,217	7,705
Long-term marketable securities	5,992	6,595
Goodwill and intangibles, net	23,059	23,486
Other assets	457	561

Total assets	$157,755	$151,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,292	$8,474
Amounts due to related party	1,374	1,550
Accrued expenses	13,685	13,944
Deferred revenue	9,793	6,388
Capital lease obligation	304	239

Total current liabilities	34,448	30,595

Capital lease obligation, net of current portion	615	494
Deferred revenue, net of current portion	313	367
Other noncurrent liability	737	497
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,849 Class A shares and 2,975 Class B shares at March 31, 2012; Issued— 9,828 Class A shares and 2,975 Class B shares at December 31, 2011, respectively	13	13
Additional paid-in capital	125,371	124,506
Retained earnings	141	(678)
Accumulated other comprehensive loss	(1,710)	(2,041)
Treasury stock, 197 Class A shares and 36 Class B shares, at cost	(2,173)	(2,173)

Total stockholders’ equity	121,642	119,627

Total liabilities and stockholders’ equity	$157,755	$151,580

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Product revenues	$28,095	$16,611
Parts, accessories and service revenues	6,073	5,273

Total revenues	34,168	21,884
Cost of revenues	14,660	9,803

Gross profit	19,508	12,081
Operating expenses:
Sales and marketing	11,551	8,756
Research and development	3,239	2,240
Amortization of intangible assets acquired	342	10
General and administrative	3,518	2,941

Total operating expenses	18,650	13,947

Income (loss) from operations	858	(1,866)
Interest income, net	10	54
Other income, net	209	214

Income (loss) before provision for income taxes	1,077	(1,598)
Provision for income taxes	258	296

Net income (loss)	$819	$(1,894)

Basic net income (loss) per share	$0.07	$(0.15)

Diluted net income (loss) per share	$0.06	$(0.15)

Basic weighted average common shares outstanding	12,578	12,577

Diluted weighted average common shares outstanding	13,037	12,577

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$819	$(1,894)

Other comprehensive income components:
Cumulative translation adjustment	322	569
Unrealized gain (loss) on marketable securities	9	(14)

Total other comprehensive income	331	555

Comprehensive income (loss)	$1,150	$(1,339)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$819	$(1,894)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,755	1,480
Stock-based compensation expense	665	666
Gain on disposal of fixed assets	(16)	—
Accretion of discounts on marketable securities	243	286
Changes in operating assets and liabilities:
Accounts receivable	(1,675)	655
Inventories	(1,291)	(2,653)
Net book value of demonstration inventory sold	177	249
Prepaid expenses and other current assets	(802)	267
Accounts payable	804	2,054
Due to related party	(175)	696
Tax benefit from the exercise of stock options	(25)	(2)
Accrued expenses	(93)	(204)
Deferred revenue	3,359	151
Other noncurrent liability	—	2

Net cash provided by operating activities	3,745	1,753

Investing activities:
Purchases of property and equipment	(671)	(160)
Proceeds from the sales and maturities of marketable securities	13,171	18,243
Purchases of marketable securities	(11,546)	(21,010)
Acquisitions	—	(2,470)
Decrease in other noncurrent assets	107	4

Net cash provided by (used in) investing activities	1,061	(5,393)

Financing activities:
Excess tax benefit on options exercised	25	2
Proceeds from stock option exercises	200	25
Payments on capital lease obligation	(69)	(50)

Net cash provided by (used in) financing activities	156	(23)
Effect of exchange rate changes on cash and cash equivalents	(2)	(8)

Net increase (decrease) in cash and cash equivalents	4,960	(3,671)
Cash and cash equivalents, beginning of the period	35,694	27,434

Cash and cash equivalents, end of the period	$40,654	$23,763

Supplemental cash flow information
Cash paid for interest	$12	$5

Cash paid for income taxes	$228	$253

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$1,019	$1,331

Assets acquired under capital lease	$276	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.7 million for both the three months ended March 31, 2012 and 2011, respectively. Cynosure capitalized $15,000 and $19,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2012 and 2011, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of revenues	$44	$36
Sales and marketing	193	230
Research and development	120	121
General and administrative	308	279

Total stock-based compensation expense	$665	$666

Cash received from option exercises was $0.2 million and $25,000 during the three months ended March 31, 2012 and 2011, respectively.

Cynosure granted 300,000 and 316,500 stock options during the three months ended March 31, 2012 and 2011, respectively. Cynosure utilizes the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the three months ended March 31, 2012 and 2011 was $8.42 and $7.51, respectively, using the following assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.81% - 0.86%	2.33% - 2.37%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	57%	56%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the three months ended March 31, 2012 and 2011 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

In March 2012, Cynosure commenced an option exchange program (the “Exchange Offer”) in which it offered eligible option holders the opportunity to voluntarily exchange certain “underwater” stock options for a lesser number of new stock options with a lower exercise price. Cynosure’s U.S. employees were eligible to participate in the Exchange offer, and Cynosure’s directors and executive officers were not eligible to participate. The exchange ratios for the Exchange Offer were determined by using the Black-Scholes option pricing model to approximate a “value-for-value” exchange, meaning that the value of the eligible stock options was equal to the value of the new stock options. The Exchange Offer, which was subject to Rule 13e-4 under the Securities Exchange Act of 1934, as amended, expired on April 13, 2012.

In the Exchange Offer, 90 eligible option holders tendered eligible options with exercise prices of $20.00 or greater to purchase an aggregate of 325,946 shares of Class A common stock, representing 96% of the total shares of Class A common stock underlying options eligible for exchange. New stock options were granted to purchase an aggregate of 280,771 shares of Class A common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Exchange Offer is $19.78, which was the closing price of Cynosure’s Class A common stock as reported by The Nasdaq Global Market on April 13, 2012.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$7,003	$7,645
Work in process	1,902	1,437
Finished goods	21,065	20,486

	$29,970	$29,568

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

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,465	$—	$—	$10,465
State and municipal bonds (2)	—	26,009	—	26,009
Treasuries and government agencies	—	12,095	—	12,095
Equity securities	18	—	—	18

Total	$10,483	$38,104	$—	$48,587

(1)	Included in cash and cash equivalents at March 31, 2012.
(2)	$2.0 million included in cash and cash equivalents at March 31, 2012.

During the three months ended March 31, 2012, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at March 31, 2012 or December 31, 2011.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at March 31, 2012 consist of approximately $38.1 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $18,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of March 31, 2012, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$2,006	$2,006	$—	$—

Total cash equivalents	$2,006	$2,006	$—	$—

Short-term marketable securities:
State and municipal bonds	$18,511	$18,502	$10	$(1)
Treasuries and government agencies	11,595	11,590	5	—
Equity securities	18	6	12	—

Total short-term marketable securities	$30,124	$30,098	$27	$(1)

Long-term marketable securities:
State and municipal bonds	$5,492	$5,488	$5	$(1)
Treasuries and government agencies	500	501	—	(1)

Total long-term marketable securities	$5,992	$5,989	$5	$(2)

Total available-for-sale securities	$38,122	$38,093	$32	$(3)

Total marketable securities	$36,116

As of December 31, 2011, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$3,264	$3,263	$1	$—

Total cash equivalents	$3,264	$3,263	$1	$—

Short-term marketable securities:
State and municipal bonds	$18,868	$18,858	$12	$(2)
Treasuries and government agencies	12,505	12,499	6	—
Equity securities	6	5	1	—

Total short-term marketable securities	$31,379	$31,362	$19	$(2)

Long-term marketable securities:
State and municipal bonds	$4,719	$4,713	$6	$—
Treasuries and government agencies	1,876	1,875	1	—

Total long-term marketable securities	$6,595	$6,588	$7	$—

Total available-for-sale securities	$41,238	$41,213	$27	$(2)

Total marketable securities	$37,974

As of March 31, 2012, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$26,009	$20,517	$5,492	$—
U.S. government sponsored enterprises	12,095	11,595	500	—

Total available-for-sale debt securities	$38,104	$32,112	$5,992	$—

Note 6 — Goodwill and Other Intangible Assets

Changes to goodwill during the three months ended March 31, 2012 were as follows (in thousands):

Total
Balance – December 31, 2011	$15,712
Translation adjustment	30

Balance – March 31, 2012	$15,742

Other intangible assets consist of the following at March 31, 2012 and December 31, 2011 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
March 31, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	30	19	—	2	51
Accumulated amortization	(978)	(159)	(1,110)	(137)	(5)	(2,389)

Balance, March 31, 2012	$2,272	$255	$2,232	$2,513	$45	$7,317

December 31, 2011
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	27	20	—	2	49
Accumulated amortization	(874)	(147)	(812)	(93)	(4)	(1,930)

Balance, December 31, 2011	$2,376	$264	$2,531	$2,557	$46	$7,774

Amortization expense related to developed technology and patents is classified as a component of cost of revenues in the Consolidated Statements of Operations. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired in the Consolidated Statements of Operations. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses in the Consolidated Statements of Operations.

Amortization expense for the three months ended March 31, 2012 and 2011 was $0.5 million and $61,000, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of March 31, 2012, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

Remainder of 2012	$1,386
2013	1,299
2014	950
2015	765
2016 and thereafter	2,876

Total	$7,276

The table above includes $1.0 million for the remainder of 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and thereafter, to be recognized within operating expenses related to intangible assets acquired through the Eleme Medical and ConBio acquisitions.

Note 7 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2012, which is a component of accrued expenses in the consolidated balance sheets:

March 31, 2012
(in thousands)
Warranty accrual, beginning of period	$3,171
Warranty provision related to new sales	1,052
Costs incurred	(989)

Warranty accrual, end of period	$3,234

Note 8 — Segment Information

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

The following table represents total revenue by geographic destination:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
United States	$15,160	$7,985
Europe	7,019	7,468
Asia / Pacific	9,277	4,122
Other	2,712	2,309

Total	$34,168	$21,884

Total assets by geographic area are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
United States	$136,912	$132,041
Europe	13,703	12,688
Asia / Pacific	9,284	8,855
Eliminations	(2,144)	(2,004)

Total	$157,755	$151,580

Long-lived assets by geographic area are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
United States	$6,819	$6,461
Europe	1,290	1,344
Asia / Pacific	565	461

Total	$8,674	$8,266

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

Note 9 — Net Income (Loss) Per Common Share

Basic net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Common shares outstanding includes both Class A and Class B common stock as each participates equally in earnings. Class B shares are convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$819	$(1,894)

Basic weighted average common shares outstanding	12,578	12,577
Weighted average common equivalent shares	459	—

Diluted weighted average common shares outstanding	13,037	12,577

Basic net income (loss) per share	$0.07	$(0.15)

Diluted net income (loss) per share	$0.06	$(0.15)

For the three months ended March 31, 2012, options to purchase approximately 1.5 million shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the three months ended March 31, 2011, the number of basic and diluted weighted average shares outstanding was the same as any increase in the number of shares of common stock equivalents for the three months ended March 31, 2011 would be antidilutive based on the net loss for the period. During the three months ended March 31, 2011, outstanding options to purchase 2.0 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Unrealized gain on marketable securities, net of taxes	$32	$23
Cumulative translation adjustment	(1,742)	(2,064)

Total accumulated other comprehensive loss	$(1,710)	$(2,041)

Note 11 — Litigation

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

Note 12 — Related Party Transactions

As of March 31, 2012, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2012 and 2011 were approximately $1.1 million and $2.2 million, respectively. As of March 31, 2012 and December 31, 2011, amounts due to related party for these purchases were approximately $1.4 million and $1.5 million, respectively. There were no amounts due from El.En. as of March 31, 2012 or December 31, 2011.

Note 13 — Income Taxes

At March 31, 2012, Cynosure had no unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2007.

Note 14 — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Cynosure adopted this new accounting guidance effective January 1, 2012. The adoption of this guidance had no material effect on Cynosure’s financial condition, results of operations or cash flows.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, particularly in Part I — Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 8, 2012. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and pigmented lesions, remove multi-colored tattoos, rejuvenate the skin, liquefy and remove unwanted fat through laser lypolysis, reduce cellulite and treat onychomycosis. We are also developing in conjunction with our development agreement with Unilever Ltd. (Unilever) a laser treatment system for the home use market.

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

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 24 new products. In January 2012, we received FDA clearance in the United States to sell and market Cellulaze, the world’s first aesthetic laser device for the reduction of cellulite.

We generate revenues primarily from sales of our products, parts and accessories and from services, including product warranty revenues. During the three months ended March 31, 2012, we derived approximately 82% of our revenues from sales of our products and 18% of our revenues from parts, accessories and service revenues. During the three months ended March 31, 2011, we derived approximately 76% of our revenues from sales of products and 24% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2012 and 2011, we derived 54% and 58% of our revenues, respectively, from sales outside North America. As of March 31, 2012, we had 34 sales employees covering North America, 32 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 69 distributors covering 97 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2012 and 2011:

	Percentage of Revenues
	Three-Months Ended March 31,
Region	2012	2011
North America	46%	42%
Europe	21	34
Asia/Pacific	27	19
Other	6	5

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2012 and 2011, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				$ Change	% Change
	2012		2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$28,095	82%	$16,611	76%	$11,484	69%
Parts, accessories and service revenues	6,073	18	5,273	24	800	15

Total revenues	34,168	100	21,884	100	12,284	56
Cost of revenues	14,660	43	9,803	45	4,857	50

Gross profit	19,508	57	12,081	55	7,427	61
Operating expenses
Sales and marketing	11,551	34	8,756	40	2,795	32
Research and development	3,239	9	2,240	10	999	45
Amortization of intangible assets acquired	342	1	10	—	332	3,320
General and administrative	3,518	10	2,941	14	577	20

Total operating expenses	18,650	55	13,947	64	4,703	34

Income (loss) from operations	858	3	(1,866)	(9)	2,724	146
Interest income, net	10	—	54	—	(44)	(81)
Other income, net	209	1	214	1	(5)	(2)

Income (loss) before provision for income taxes	1,077	3	(1,598)	(8)	2,675	167
Provision for income taxes	258	1	296	1	(38)	(13)

Net income (loss)	$819	2%	$(1,894)	(9)%	$2,713	143%

Revenues

Revenues in the three months ended March 31, 2012 increased from the three months ended March 31, 2011 by $12.3 million or 56%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Product sales in North America	$13,562	$7,094	$6,468	91%
Product sales outside North America	14,533	9,517	5,016	53
Global parts, accessories and service sales	6,073	5,273	800	15

Total Revenues	$34,168	$21,884	$12,284	56%

•

Revenues from the sale of products in North America increased by approximately $6.5 million, or 91%, from the 2011 period attributable to our ConBio and PinPointe FootLaser product lines which contributed $3.1 million. On an organic basis, product sales grew $3.4 million, or 47%, due to an increased number of units sold.

•

Revenues from the sale of products outside of North America increased by approximately $5.0 million, or 53%, from the 2011 period primarily attributable to our ConBio and PinPointe FootLaser product lines.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.8 million, or 15%, from the 2011 period, primarily due to an increase in revenues generated from the sale of our service contracts.

Cost of Revenues

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Cost of revenues (in thousands)	$14,660	$9,803	$4,857	50%
Cost of revenues (as a percentage of total revenues)	43%	45%

Total cost of revenues increased $4.9 million, or 50%, to $14.7 million for three months ended March 31, 2012, as compared to $9.8 million for the three months ended March 31, 2011, primarily related to our 56% increase in total revenues. Our total cost of revenues as a percentage of total revenues decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to a higher percentage of laser revenue from our North American distribution, whose average selling prices tend to be higher.

Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Sales and marketing (in thousands)	$11,551	$8,756	$2,795	32%
Sales and marketing (as a percentage of total revenues)	34%	40%

Sales and marketing expenses increased $2.8 million, or 32%. The increase is attributed to an increase in commission expense of $0.9 million due to the 69% increase in product revenues. Our personnel, administrative costs and travel expenses increased $1.3 million as a result of efforts to integrate our recently acquired product lines. Promotional costs increased $0.6 million, primarily due to an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of Cellulaze. Our sales and marketing expenses for the three months ended March 31, 2012 decreased as a percentage of revenue to 34% primarily due to the 56% increase in total revenues.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$3,239	$2,240	$999	45%
Research and development (as a percentage of total revenues)	9%	10%

Research and development expenses increased $1.0 million, or 45%. This increase was primarily due to a $0.7 million increase in personnel and administrative costs associated with the integration of our ConBio research and development team. Professional fees and project materials expenses increased $0.3 million related to increased clinical studies and other research and development efforts.

Amortization on Intangible Assets Acquired

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Amortization of intangible assets acquired (in thousands)	$342	10	$332	3,320
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—

For the three month period ending March 31, 2012, we recognized amortization expense of $0.3 million in our operating expenses relating to certain intangible assets acquired through our recent acquisitions of Eleme Medical and ConBio’s aesthetic business. We expect our amortization expense associated with these intangible assets that will be recognized in our operating expenses over the next five years and beyond to be $1.0 million for the remainder of 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and beyond.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$3,518	$2,941	$577	20%
General and administrative (as a percentage of total revenues)	10%	13%

General and administrative expenses increased $0.6 million, or 20%, primarily related to an increase in personnel and other administrative costs.

Interest Income, net

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Interest income, net (in thousands)	$10	$54	$(44)	(81)%

The decrease in interest income, net was primarily due to less cash invested in 2012 when compared to 2011, due to cash used for acquisitions during the first half of 2011, as well as increased interest payments associated with capital leases.

Other Income, net

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Other income, net (in thousands)	$209	$214	$(5)	(2)%

Other income, net remained relatively consistent for the three months ended March 31, 2012 when compared with the three months ended March 31, 2011.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Provision for income taxes (in thousands)	$258	$296	$(38)	(13)%
Provision as a % of income before provision for income taxes	24%	(19)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended March 31, 2012, we recorded an income tax provision of $0.3 million, representing an effective tax rate of 24%. We continue to maintain a valuation allowance against our net domestic deferred tax assets as well as the deferred tax assets of our German, Japanese and Mexican subsidiaries at March 31, 2012. During the three months ended March 31, 2011, we recorded an income tax provision of $0.3 million, representing an effective tax rate of (19)% mainly attributable to taxable income generated in foreign jurisdictions. We recorded a tax provision on a pre-tax loss for the three months ended March 31, 2011 because we did not record a benefit for our domestic tax loss. The change in the effective tax rate from the 2011 period to the 2012 period is primarily due to changes in the jurisdictional mix of earnings.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

At March 31, 2012, our cash, cash equivalents and short and long-term marketable securities were $76.8 million. Our cash and cash equivalents of $40.7 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds and various state and municipal governments. Our short-term marketable securities of $30.1 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by March 5, 2013. Our long-term marketable securities of $6.0 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by December 27, 2013.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Our capital expenditures increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, and we expect that our capital expenditures during the remainder of 2012 will increase slightly as a result of manufacturing and purchasing new demonstration equipment. During the three months ended March 31, 2012 and 2011, respectively, we transferred $1.0 million and $1.3 million of demonstration equipment to fixed assets.

In March 2012, we commenced an option exchange program (the “Exchange Offer”) in which we offered eligible option holders the opportunity to voluntarily exchange certain “underwater” stock options for a lesser number of new stock options with a lower exercise price. Our U.S. employees were eligible to participate in the Exchange offer, and our directors and executive officers were not eligible to participate. The exchange ratios for the Exchange Offer were determined by using the Black-Scholes option pricing model to approximate a “value-for-value” exchange, meaning that the value of the eligible stock options was equal to the value of the new stock options. The Exchange Offer, which was subject to Rule 13e-4 under the Securities Exchange Act of 1934, as amended, expired on April 13, 2012.

In the Exchange Offer, 90 eligible option holders tendered eligible options with exercise prices of $20.00 or greater to purchase an aggregate of 325,946 shares of Class A common stock, representing 96% of the total shares of Class A common stock underlying options eligible for exchange. New stock options were granted to purchase an aggregate of 280,771 shares of Class A common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Exchange Offer is $19.78, which was the closing price of our Class A common stock as reported by The Nasdaq Global Market on April 13, 2012.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the three months ended March 31, 2012, we did not repurchase any shares of our common stock under this program. As of March 31, 2012 we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2012. This resulted primarily from net income for the period of $0.8 million, increased by approximately $2.4 million in depreciation, amortization and stock-based compensation expense and increased by approximately $0.2 million in accretion of discounts on marketable securities. Net changes in working capital items increased cash from operating activities by approximately $0.3 million principally related to an increase in deferred revenue of $3.4 million offset by an increase in accounts receivable of $1.7 million and increased inventory of $1.3 million, net of demonstration equipment transfers, associated with increased purchases to meet the increased revenue requirements. Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2012, which consisted of net proceeds from the sales and maturities of marketable securities of $1.7 million offset by purchases of property and equipment of $0.7 million. Net cash provided by financing activities during the three months ended March 31, 2012 was $0.2 million, primarily relating to proceeds from stock option exercises.

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2011. This resulted primarily from net loss for the period of $1.9 million, increased by approximately $2.1 million in depreciation, amortization and stock-based compensation expense and increased by approximately $0.3 million in accretion of discounts on marketable securities. Net changes in working capital items, net of the acquisition, increased cash from operating activities by approximately $1.2 million principally related to an increase in accounts payable and amounts due to related party of $2.8 million and a decrease in accounts receivable of $0.7 million due to increased collection efforts offset by an increase in inventory of $2.7 million due to the timing of our inventory purchases. Net cash used in investing activities was $5.4 million for the three months ended March 31, 2011, which consisted primarily of net purchases of marketable securities of $2.8 million and our acquisition of certain assets and liabilities of Eleme Medical for $2.5 million. Net cash used in financing activities during the three months ended March 31, 2011 was $23,000, principally relating to payments on capital lease obligations offset by stock option exercise proceeds.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2011. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our critical accounting policies as of March 31, 2012.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by December 27, 2013. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	March 31, 2012	2012	2013
Investments (at fair value)	$38,104	$27,878	$10,226
Weighted average interest rate	0.29%	0.28%	0.31%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 50% of our total international revenues during the three months ended March 31, 2012. Substantially all of the remaining 50% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts at our local subsidiaries are recorded in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of March 31, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors terminates it sooner. During the three months ended March 31, 2012, we did not repurchase any shares of our common stock. As of March 31, 2012, we have repurchased an aggregate of 196,970 shares under the program at an aggregate cost of $1.9 million.

Item 4.	Mine Safety Disclosure

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2012 and 2011, (ii) Condensed Statement of Financial Position at March 31, 2012 and December 31, 2011, (iii) Condensed Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) Condensed Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: May 8, 2012	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 8, 2012	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2012 and 2011, (ii) Condensed Statement of Financial Position at March 31, 2012 and December 31, 2011, (iii) Condensed Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) Condensed Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.