Form 10-Q
period 2012-06-30
CYNOSURE INC
filed 2012-08-03
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of shares outstanding of each of the registrant’s classes of common stock, as of: August 2, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value	10,016,430
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

		Page No.

PART I	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1
	Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2012 and 2011	2
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 30, 2012 and 2011	3
	Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2012 and 2011	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II	Other Information

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	25

SIGNATURES		26
EXHIBIT INDEX		27

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Statement of Financial Position at June 30, 2012 and December 31, 2011, (iii) Condensed Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$37,114	$35,694
Short-term marketable securities	34,771	31,379
Accounts receivable, net	14,248	12,853
Inventories	30,786	29,568
Prepaid expenses and other current assets	3,474	3,038
Deferred income taxes	701	701

Total current assets	121,094	113,233
Property and equipment, net	8,190	7,705
Long-term marketable securities	8,090	6,595
Goodwill and intangibles, net	22,564	23,486
Other assets	415	561

Total assets	$160,353	$151,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,472	$8,474
Amounts due to related party	1,064	1,550
Accrued expenses	13,689	13,944
Deferred revenue	9,333	6,388
Capital lease obligation	295	239

Total current liabilities	33,853	30,595

Capital lease obligation, net of current portion	543	494
Deferred revenue, net of current portion	278	367
Other noncurrent liability	762	497
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 9,874 Class A shares and 2,975 Class B shares at June 30, 2012;
Issued — 9,828 Class A shares and 2,975 Class B shares at December 31, 2011, respectively	13	13
Additional paid-in capital	126,425	124,506
Retained earnings (accumulated deficit)	2,822	(678)
Accumulated other comprehensive loss	(2,170)	(2,041)
Treasury stock, 197 Class A shares and 36 Class B shares, at cost	(2,173)	(2,173)

Total stockholders’ equity	124,917	119,627

Total liabilities and stockholders’ equity	$160,353	$151,580

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenues	$32,923	$20,675	$61,018	$37,286
Parts, accessories and service revenues	6,650	5,664	12,723	10,937

Total revenues	39,573	26,339	73,741	48,223
Cost of revenues	16,533	11,273	31,193	21,076

Gross profit	23,040	15,066	42,548	27,147
Operating expenses:
Sales and marketing	11,878	9,656	23,429	18,412
Research and development	3,460	2,431	6,699	4,671
Amortization of intangible assets acquired	342	14	684	24
General and administrative	3,667	4,161	7,185	7,102

Total operating expenses	19,347	16,262	37,997	30,209

Income (loss) from operations	3,693	(1,196)	4,551	(3,062)

Interest income, net	13	46	23	100
Other (expense) income, net	(298)	(1)	(89)	213

Income (loss) before provision for income taxes	3,408	(1,151)	4,485	(2,749)

Provision for income taxes	728	149	986	445

Net income (loss)	$2,680	$(1,300)	$3,499	$(3,194)

Basic net income (loss) per share	$0.21	$(0.10)	$0.28	$(0.25)

Diluted net income (loss) per share	$0.20	$(0.10)	$0.27	$(0.25)

Basic weighted-average common shares outstanding	12,605	12,599	12,591	12,588

Diluted weighted-average common shares outstanding	13,278	12,599	13,141	12,588

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$2,680	$(1,300)	$3,499	$(3,194)

Other comprehensive income (loss) components:
Cumulative translation adjustment	(463)	228	(141)	797
Unrealized gain on marketable securities	3	21	12	7

Total other comprehensive (loss) income	(460)	249	(129)	804

Comprehensive income (loss)	$2,220	$(1,051)	$3,370	$(2,390)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$3,499	$(3,194)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,493	2,971
Stock-based compensation expense	1,397	1,325
(Gain) loss on disposal of fixed assets	(37)	4
Net accretion of marketable securities	589	638
Changes in operating assets and liabilities:
Accounts receivable	(1,525)	(2,565)
Inventories	(3,556)	(5,627)
Net book value of demonstration inventory sold	419	543
Prepaid expenses and other current assets	(466)	(108)
Accounts payable	1,010	3,371
Due to related party	(485)	1,225
Tax benefit from stock option exercises	(25)	(32)
Accrued expenses	127	1,750
Deferred revenue	2,870	(243)

Net cash provided by operating activities	7,310	58

Investing activities:
Purchases of property and equipment	(1,024)	(560)
Proceeds from the sales and maturities of marketable securities	25,262	49,103
Purchases of marketable securities	(30,725)	(28,196)
Acquisitions	—	(26,970)
Decrease in other noncurrent assets	140	4

Net cash used in investing activities	(6,347)	(6,619)

Financing activities:
Excess tax benefit on options exercised	25	32
Proceeds from stock option exercises	523	198
Payments on capital lease obligation	(150)	(29)

Net cash provided by financing activities	398	201
Effect of exchange rate changes on cash and cash equivalents	59	(165)

Net increase (decrease) in cash and cash equivalents	1,420	(6,525)
Cash and cash equivalents, beginning of the period	35,694	27,434

Cash and cash equivalents, end of the period	$37,114	$20,909

Supplemental cash flow information
Cash paid for interest	$24	$8

Cash paid for income taxes	$979	$491

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$2,227	$1,788
Assets acquired under capital lease	$276	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.7 million for both the three months ended June 30, 2012 and 2011, respectively. Cynosure recorded stock-based compensation expense of $1.4 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. Cynosure capitalized $15,000 and $18,000 of stock-based compensation expense as part of inventory during the six months ended June 30, 2012 and 2011, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$30	$37	$59	$73
Sales and marketing	214	214	422	444
Research and development	129	116	249	236
General and administrative	359	292	667	572

Total stock-based compensation expense	$732	$659	$1,397	$1,325

Cash received from option exercises was $0.5 million and $0.2 million during the six months ended June 30, 2012 and 2011, respectively.

Cynosure granted 332,000 and 344,500 stock options during the six months ended June 30, 2012 and 2011, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2012 and 2011 was $8.66 and $7.47, respectively, using the following assumptions:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.77%-0.86%	1.60%-2.37%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	57%	55% -56%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the six months ended June 30, 2012 and 2011 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

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

In the Exchange Offer, 90 eligible option holders tendered eligible options with exercise prices of $20.00 or greater to purchase an aggregate of 325,946 shares of Class A common stock, representing 96% of the total shares of Class A common stock underlying options eligible for exchange. New stock options were granted to purchase an aggregate of 280,771 shares of Class A common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Exchange Offer is $19.78, which was the closing price of Cynosure’s Class A common stock as reported by The Nasdaq Global Market on April 13, 2012. All eligible stock options were fully vested as of April 13, 2012, the expiration date of the Exchange Offer. Because the fair value of the eligible stock options was equal to the fair value of the new stock options calculated using the Black-Scholes option pricing model, Cynosure did not recognize any stock-based compensation expense as a result of the Exchange Offer.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$7,009	$7,645
Work in process	2,015	1,437
Finished goods	21,762	20,486

	$30,786	$29,568

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$7,417	$—	$—	$7,417
State and municipal bonds (2)	—	36,718	—	36,718
Treasuries and government agencies	—	9,891	—	9,891
Equity securities	17	—	—	17

Total	$7,434	$46,609	$—	$54,043

(1)	Included in cash and cash equivalents at June 30, 2012.

(2)	$3.8 million included in cash and cash equivalents at June 30, 2012.

During the six months ended June 30, 2012, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at June 30, 2012 or December 31, 2011.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at June 30, 2012 consist of approximately $46.6 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $17,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of June 30, 2012, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$3,765	$3,764	$1	$—

Total cash equivalents	$3,765	$3,764	$1	$—

Short-term marketable securities:
State and municipal bonds	$27,395	$27,387	$12	$(4)
Treasuries and government agencies	7,359	7,355	4	—
Equity securities	17	18	—	(1)

Total short-term marketable securities	$34,771	$34,760	$16	$(5)

Long-term marketable securities:
State and municipal bonds	$5,558	$5,550	$8	$—
Treasuries and government agencies	2,532	2,532	1	(1)

Total long-term marketable securities	$8,090	$8,082	$9	$(1)

Total available-for-sale securities	$46,626	$46,606	$26	$(6)

Total marketable securities	$42,861

As of December 31, 2011, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$3,264	$3,263	$1	$—

Total cash equivalents	$3,264	$3,263	$1	$—

Short-term marketable securities:
State and municipal bonds	$18,868	$18,858	$12	$(2)
Treasuries and government agencies	12,505	12,499	6	—
Equity securities	6	5	1	—

Total short-term marketable securities	$31,379	$31,362	$19	$(2)

Long-term marketable securities:
State and municipal bonds	$4,719	$4,713	$6	$—
Treasuries and government agencies	1,876	1,875	1	—

Total long-term marketable securities	$6,595	$6,588	$7	$—

Total available-for-sale securities	$41,238	$41,213	$27	$(2)

Total marketable securities	$37,974

As of June 30, 2012, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$36,718	$31,160	$5,558	$—
Treasuries and government agencies	9,891	7,359	2,532	—

Total available-for-sale debt securities	$46,609	$38,519	$8,090	$—

Note 6 — Goodwill and Other Intangible Assets

Changes to goodwill during the six months ended June 30, 2012 were as follows (in thousands):

Total
Balance — December 31, 2011	$15,712
Translation adjustment	(3)

Balance — June 30, 2012	$15,709

Other intangible assets consist of the following at June 30, 2012 and December 31, 2011 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
June 30, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	27	17	—	2	46
Accumulated amortization	(1,082)	(167)	(1,410)	(182)	(5)	(2,846)

Balance, June 30, 2012	$2,168	$244	$1,930	$2,468	$45	$6,855

December 31, 2011
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	27	20	—	2	49
Accumulated amortization	(874)	(147)	(812)	(93)	(4)	(1,930)

Balance, December 31, 2011	$2,376	$264	$2,531	$2,557	$46	$7,774

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

Amortization expense for the three months ended June 30, 2012 and 2011 was $0.5 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $0.9 million and $0.1 million, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of June 30, 2012, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

Remainder of 2012	$922
2013	1,299
2014	950
2015	765
2016 and thereafter	2,878

Total	$6,814

The table above includes $0.7 million for the remainder of 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and thereafter, to be recognized within operating expenses related to intangible assets acquired through the Eleme Medical and ConBio acquisitions.

Note 7 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2012, which is a component of accrued expenses in the consolidated balance sheets:

June 30, 2012
(in thousands)
Warranty accrual, beginning of period	$3,171
Warranty provision related to new sales	2,113
Costs incurred	(2,078)

Warranty accrual, end of period	$3,206

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

The following table represents total revenue by geographic destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
United States	$19,034	$10,429	$34,194	$18,414
Europe	7,153	7,253	14,172	14,721
Asia / Pacific	11,016	5,449	20,292	9,571
Other	2,370	3,208	5,083	5,517

Total	$39,573	$26,339	$73,741	$48,223

Total assets by geographic area are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
United States	$139,871	$132,041
Europe	13,013	12,688
Asia / Pacific	9,840	8,855
Eliminations	(2,371)	(2,004)

Total	$160,353	$151,580

Long-lived assets by geographic area are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
United States	$6,925	$6,461
Europe	1,155	1,344
Asia / Pacific	525	461

Total	$8,605	$8,266

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$2,680	$(1,300)	$3,499	$(3,194)

Basic weighted average common shares outstanding	12,605	12,599	12,591	12,588
Weighted average common equivalent shares	673	—	550	—

Diluted weighted average common shares outstanding	13,278	12,599	13,141	12,588

Basic net income (loss) per share	$0.21	$(0.10)	$0.28	$(0.25)

Diluted net income (loss) per share	$0.20	$(0.10)	$0.27	$(0.25)

For the three and six months ended June 30, 2012, respectively, options to purchase approximately 0.6 million and 1.3 million shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the three and six months ended June 30, 2011, the number of basic and diluted weighted average shares outstanding was the same, as any increase in the number of shares of common stock equivalents for the three and six months ended June 30, 2011 would be antidilutive based on the net loss for the period. During the three and six months ended June 30, 2011, respectively, outstanding options to purchase 2.0 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 10 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the six months ended June 30, 2012 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2011	$23	$(2,064)	$(2,041)
Current period other comprehensive loss	12	(141)	(129)

Balance — June 30, 2012	$35	$(2,205)	$(2,170)

Note 11 — Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. In 2008, the plaintiff served, and the Court held a hearing regarding a motion for class certification. In 2010, the Court issued an order dismissing the complaint without prejudice for Dr. Weitzner’s failure to prosecute the case and subsequently allowed a plaintiff motion for relief from the dismissal order. In January 2012, the Court issued a Memorandum of Decision denying the class certification motion. The Court has scheduled a status conference for September 20, 2012 regarding Dr. Weitzner’s individual claims. On July 23, 2012, Dr. Weitzner filed a new purported class action, based on the same operative facts and asserting the same claims as the Massachusetts action, in federal court in the Eastern District of New York. Cynosure has not been served with a summons or complaint in the New York action. Cynosure believes it has numerous defenses to Dr. Weitzner’s claims.

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

Note 12 — Related Party Transactions

As of June 30, 2012, El. En. S.p.A. (El.En.) owned 23% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2012 and 2011 were approximately $1.0 million and $2.2 million, respectively. Purchases of inventory from El.En. during the six months ended June 30, 2012 and 2011 were approximately $2.1 million and $4.3 million, respectively. As of June 30, 2012 and December 31, 2011, amounts due to related party for these purchases were approximately $1.1 million and $1.5 million, respectively. There were no amounts due from El.En. as of June 30, 2012 or December 31, 2011.

Note 13 — Income Taxes

At June 30, 2012, Cynosure had no unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2007.

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	the Elite product line for hair removal, treatment of facial and leg veins and pigmentations;

•	the Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	the Cellulaze product line for the reduction of cellulite;

•	the SmoothShapes XV product line for the temporary reduction in the appearance of cellulite;

•	the Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	the Cynergy product line for the treatment of vascular lesions; and

•	the Accolade, MedLite C6, and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. Since 2002, we have introduced 24 new products. In January 2012, we received FDA clearance in the United States to sell and market Cellulaze, the world’s first aesthetic laser device for the reduction of cellulite. On July 18, 2012 we received FDA clearance in the United States to market an at home device for the treatment of wrinkles being developed in partnership with Unilever. Unilever expects to launch the product commercially in 2013.

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the six months ended June 30, 2012, we derived approximately 83% of our revenues from sales of our products and 17% of our revenues from parts, accessories and service revenues. During the six months ended June 30, 2011, we derived approximately 77% of our revenues from sales of products and 23% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2012 and 2011, we derived 52% and 57% of our revenues, respectively, from sales outside North America. As of June 30, 2012, we had 39 sales employees covering North America, 36 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 68 distributors covering 97 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2012 and 2011:

	Percentage of Revenues
	Six Months Ended June 30,
Region	2012	2011
North America	48%	43%
Europe	19	31
Asia/Pacific	28	20
Other	5	6

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended June 30, 2012 and 2011, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				$ Change	% Change
	2012		2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$32,923	83%	$20,675	78%	$12,248	59%
Parts, accessories and service revenues	6,650	17	5,664	22	986	17

Total revenues	39,573	100	26,339	100	13,234	50
Cost of revenues	16,533	42	11,273	43	5,260	47

Gross profit	23,040	58	15,066	57	7,974	53
Operating expenses
Sales and marketing	11,878	30	9,656	37	2,222	23
Research and development	3,460	9	2,431	9	1,029	42
Amortization of intangible assets acquired	342	1	14	—	328	2,343
General and administrative	3,667	9	4,161	16	(494)	(12)

Total operating expenses	19,347	49	16,262	62	3,085	19

Income (loss) from operations	3,693	9	(1,196)	(5)	4,889	409
Interest income, net	13	—	46	—	(33)	(72)
Other expense, net	(298)	(1)	(1)	—	(297)	(29,700)

Income (loss) before provision for income taxes	3,408	9	(1,151)	(4)	4,559	396
Provision for income taxes	728	2	149	—	579	389

Net income (loss)	$2,680	7%	$(1,300)	(5)%	$3,980	306%

Revenues

Revenues in the three months ended June 30, 2012 increased from the three months ended June 30, 2011 by $13.2 million or 50%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Product sales in North America	$16,432	$8,555	$7,877	92%
Product sales outside North America	16,491	12,120	4,371	36
Global parts, accessories and service sales	6,650	5,664	986	17

Total Revenues	$39,573	$26,339	$13,234	50%

•

Revenues from the sale of products in North America increased by approximately $7.9 million, or 92%, from the 2011 period, reflecting the increased number of units sold from the first full quarter of Cellulaze sales along with sales of our ConBio and PinPointe FootLaser product lines.

•

Revenues from the sale of products outside of North America increased by approximately $4.4 million, or 36%, from the 2011 period primarily due to an increase in the number of units sold through our ConBio, SmoothShapes and Pin Pointe FootLaser product lines.

•

Revenues from the sale of parts, accessories and services increased by approximately $1.0 million, or 17%, from the 2011 period, primarily due to an increase in revenues generated from our extended service contracts and revenues generated from performing service on laser systems.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Cost of revenues (in thousands)	$16,533	$11,273	$5,260	47%
Cost of revenues (as a percentage of total revenues)	42%	43%

Total cost of revenues increased $5.3 million, or 47%, to $16.5 million for three months ended June 30, 2012, as compared to $11.3 million for the three months ended June 30, 2011, primarily related to the 50% increase in total revenues. Our total cost of revenues decreased slightly as a percentage of total revenues to 42% for the three months ended June 30, 2012, from 43% for the three months ended June 30, 2011, due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Sales and marketing (in thousands)	$11,878	$9,656	$2,222	23%
Sales and marketing (as a percentage of total revenues)	30%	37%

Sales and marketing expenses increased $2.2 million, or 23%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase is attributed to an increase in commission expense of $1.2 million due to the 59% increase in product revenues. Our personnel, administrative costs and travel expenses increased $1.0 million as a result of efforts related to the launch of Cellulaze and an increase in the number of our sales employees. Our sales and marketing expenses for the three months ended June 30, 2012 decreased as a percentage of total revenues to 30% primarily due to the 50% increase in total revenues.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$3,460	$2,431	$1,029	42%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased $1.0 million, or 42% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily due to a $0.6 million increase in personnel and administrative costs associated with the integration of our ConBio research and development team. Professional fees and project materials expenses increased $0.4 million related to increased clinical studies and other research and development efforts.

Amortization of Intangible Assets Acquired

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Amortization of intangible assets acquired (in thousands)	$342	$14	$328	2,343%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—

For the three month period ending June 30, 2012, we recognized amortization expense of $0.3 million in our operating expenses relating to certain intangible assets acquired through our acquisitions of Eleme Medical and ConBio’s aesthetic business. We expect our amortization expense associated with these intangible assets that will be recognized in our operating expenses over the next five years and beyond to be $0.7 million for the remainder of 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and beyond.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$3,667	$4,161	$(494)	(12)%
General and administrative (as a percentage of total revenues)	9%	16%

General and administrative expenses decreased $0.5 million, or 12%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease is primarily due to acquisition costs of $1.2 million in legal, accounting, and investment banking fees associated with the acquisition of ConBio that were recognized in 2011, partially offset by an increase in personnel and other administrative costs.

Interest Income, net

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Interest income, net (in thousands)	$13	$46	$(33)	(72)%

The decrease in interest income, net was primarily due to less cash invested in 2012 when compared to 2011, due to cash used for acquisitions during the first half of 2011, as well as increased interest payments associated with capital leases.

Other Expense, net

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Other expense, net (in thousands)	$(298)	$(1)	$(297)	(29,700)%

The change in other expense, net is primarily a result of increased net foreign currency remeasurement losses in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to the strengthening of the U.S. dollar against the euro.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Provision for income taxes (in thousands)	$728	$149	$579	389%
Provision as a percentage of income before provision for income taxes	21%	(13)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended June 30, 2012, we recorded an income tax provision of $0.7 million, representing an effective tax rate of 21%. We continue to maintain a valuation allowance against our net domestic deferred tax assets as well as the deferred tax assets of our German, Japanese and Mexican subsidiaries at June 30, 2012. During the three months ended June 30, 2011, we recorded an income tax provision of $0.1 million, representing an effective tax rate of (13)% mainly attributable to taxable income generated in foreign jurisdictions. We recorded a tax provision on a pre-tax loss for the three months ended June 30, 2011 because we did not record a benefit for our domestic tax loss. The change in the effective tax rate from the 2011 period to the 2012 period is primarily due to changes in the jurisdictional mix of earnings.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2012 and 2011, respectively (in thousands, except for percentages):

	Six Months Ended June 30,				$ Change	% Change
	2012		2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$61,018	83%	$37,286	77%	$23,732	64%
Parts, accessories and service revenues	12,723	17	10,937	23	1,786	16

Total revenues	73,741	100	48,223	100	25,518	53
Cost of revenues	31,193	42	21,076	44	10,117	48

Gross profit	42,548	58	27,147	56	15,401	57
Operating expenses
Sales and marketing	23,429	32	18,412	38	5,017	27
Research and development	6,699	9	4,671	10	2,028	43
Amortization of intangible assets acquired	684	1	24	—	660	2,750
General and administrative	7,185	10	7,102	15	83	1

Total operating expenses	37,997	52	30,209	63	7,788	26

Income (loss) from operations	4,551	6	(3,062)	(6)	7,613	249
Interest income, net	23	—	100	—	(77)	(77)
Other income (expense), net	(89)	—	213	—	(302)	(142)

Income (loss) before provision for income taxes	4,485	6	(2,749)	(6)	7,234	263
Provision for income taxes	986	1	445	1	541	122

Net income (loss)	$3,499	5%	$(3,194)	(7)%	$6,693	210%

Revenues

Revenues in the six months ended June 30, 2012 increased from the six months ended June 30, 2011 by $25.5 million, or 53%. The increase was attributable to a number of factors (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Product sales in North America	$29,993	$15,649	$14,344	48%
Product sales outside North America	31,025	21,637	9,388	43
Global parts, accessories and service sales	12,723	10,937	1,786	16

Total Revenues	$73,741	$48,223	$25,518	53%

•

Revenues from the sale of products in North America increased by approximately $14.3 million, or 48%, from the 2011 period, reflecting the increased number of units sold through the launch of Cellulaze and sales of our ConBio and PinPointe FootLaser product lines.

•

Revenues from the sale of products outside of North America increased by approximately $9.4 million, or 43%, from the 2011 period primarily due to an increase in the number of units sold through our ConBio, SmoothShapes and Pin Pointe FootLaser product lines.

•

Revenues from the sale of parts, accessories and services increased by approximately $1.8 million, or 16%, from the 2011 period, primarily due to an increase in revenues generated from our extended service contracts and revenues generated from performing service on laser systems.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Cost of revenues (in thousands)	$31,193	$21,076	$10,117	48%
Cost of revenues (as a percentage of total revenues)	42%	44%

Total cost of revenues increased $10.1 million, or 48%, to $31.2 million for the six months ended June 30, 2012, as compared to $21.1 million for the six months ended June 30, 2011, primarily related to the 53% increase in total revenues. Our cost of revenues decreased slightly as a percentage of total revenues to 42% for the six months ended June 30, 2012, from 44% for the six months ended June 30, 2011, due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Sales and marketing (in thousands)	$23,429	$18,412	$5,017	27%
Sales and marketing (as a percentage of total revenues)	32%	38%

Sales and marketing expenses increased by $5.0 million, or 27%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase is attributed to an increase in commission expense of $2.2 million due to the 64% increase in product revenues. Our personnel, administrative costs and travel expenses increased $2.1 million as a result of efforts related to the launch of Cellulaze and an increase in the number of our sales employees. Promotional costs increased $0.7 million, due to an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of Cellulaze. Our sales and marketing expenses for the six months ended June 30, 2012 decreased as a percentage of total revenues to 32% primarily due to the 53% increase in total revenues.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$6,699	$4,671	$2,028	43%
Research and development (as a percentage of total revenues)	9%	10%

Research and development expenses increased by $2.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily due to a $1.3 million increase in personnel and administrative costs associated with the integration of our ConBio research and development team. Professional fees and project materials expenses increased $0.7 million related to increased clinical studies and other research and development efforts. Our research and development expenses for the six months ended June 30, 2012 decreased as a percentage of total revenues to 9% primarily due to the 53% increase in total revenues.

Amortization of Intangible Assets Acquired

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Amortization of intangible assets acquired (in thousands)	$684	$24	$660	2,750%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—

For the six month period ending June 30, 2012, we recognized amortization expense of $0.7 million in our operating expenses relating to certain intangible assets acquired through our acquisitions of Eleme Medical and ConBio’s aesthetic business.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$7,185	$7,102	$83	1%
General and administrative (as a percentage of total revenues)	10%	15%

General and administrative expenses increased $0.1 million, or 1%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase is primarily due to an increase in personnel and other administrative costs offset by legal, accounting, and investment banking fees associated with the acquisition of ConBio that were recognized in 2011.

Interest Income, net

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Interest income, net (in thousands)	$23	$100	$(77)	(77)%

The decrease in interest income, net was primarily due to less cash invested in 2012 when compared to 2011, due to cash used for acquisitions during the first half of 2011, as well as increased interest payments associated with capital leases.

Other Income (Expense), net

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Other income (expense), net (in thousands)	$(89)	$213	$(302)	(142)%

The change in other income (expense), net is primarily a result of net foreign currency remeasurement losses in the six months ended June 30, 2012 due to the strengthening of the U.S. dollar, compared to net foreign currency remeasurement gains in the six months ended June 30, 2011 due to the weakening of the U.S. dollar, primarily against the euro.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Provision for income taxes (in thousands)	$986	$445	$541	122%
Provision as a percentage of income before provision for income taxes	22%	(16)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the six months ended June 30, 2012, we recorded an income tax provision of $1.0 million, representing an effective tax rate of 22%. We continue to maintain a valuation allowance against our net domestic deferred tax assets as well as the deferred tax assets of our German, Japanese and Mexican subsidiaries at June 30, 2012. During the six months ended June 30, 2011, we recorded an income tax provision of $0.4 million, representing an effective tax rate of (16)% mainly attributable to taxable income generated in foreign jurisdictions. We recorded a tax provision on a pre-tax loss for the three months ended June 30, 2011 because we did not record a benefit for our domestic tax loss. The change in the effective tax rate from the 2011 period to the 2012 period is primarily due to changes in the jurisdictional mix of earnings.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and pay our long-term liabilities. Since our inception, we have funded our operations through our 2005 initial public offering, private placements of equity securities, short-term borrowings and funds generated from our operations.

At June 30, 2012, our cash, cash equivalents and short and long-term marketable securities were $80.0 million. Our cash and cash equivalents of $37.1 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds and various state and municipal governments. Our short-term marketable securities of $34.8 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by June 15, 2013. Our long-term marketable securities of $8.1 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by April 1, 2014.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Our capital expenditures increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, and we expect that our capital expenditures during the remainder of 2012 will increase as a result of manufacturing and purchasing new demonstration equipment. During the six months ended June 30, 2012 and 2011, respectively, we transferred $2.2 million and $1.8 million of demonstration equipment to fixed assets.

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

In the Exchange Offer, 90 eligible option holders tendered eligible options with exercise prices of $20.00 or greater to purchase an aggregate of 325,946 shares of Class A common stock, representing 96% of the total shares of Class A common stock underlying options eligible for exchange. New stock options were granted to purchase an aggregate of 280,771 shares of Class A common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Exchange Offer is $19.78, which was the closing price of our Class A common stock as reported by The Nasdaq Global Market on April 13, 2012. All eligible stock options were fully vested as of April 13, 2012, the expiration date of the Exchange Offer. Because the fair value of the eligible stock options was equal to the fair value of the new stock options calculated using the Black-Scholes option pricing model, we did not recognize any stock-based compensation expense as a result of the Exchange Offer.

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the six months ended June 30, 2012, we did not repurchase any shares of our common stock under this program. As of June 30, 2012 we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2012, and resulted primarily from the net income for the period of $3.5 million, increased by approximately $4.9 million in depreciation and amortization and stock-based compensation expense and by approximately $0.6 million in net accretion of marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.7 million primarily related to an increase in inventory of $3.6 million, net of demonstration equipment transfers, associated with increased purchases to meet the increased revenue requirements. Accounts receivable increased $1.5 million associated with increased revenues. These increases were partially offset by an increase in deferred revenue of $2.9 million and an increase in accounts payable of $1.0 million. Net cash used in investing activities was $6.3 million for the six months ended June 30, 2012, which consisted of net purchases of marketable securities of $5.4 million and purchases of property and equipment of $1.0 million, offset by a decrease in other noncurrent assets of $0.1 million. Net cash provided by financing activities during the six months ended June 30, 2012 was $0.4 million, principally relating to the proceeds of stock option exercises.

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2011, and resulted primarily from the net loss for the period of $3.2 million, increased by approximately $4.3 million in depreciation and amortization and stock-based compensation expense and by approximately $0.6 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.7 million primarily related to an increase in inventory of $5.6 million due to increased purchases to meet the increased revenue requirements. Accounts receivable increased $2.6 million associated with increased revenues. These increases were partially offset by an increase in accounts payable of $3.4 million, accrued expenses of $1.7 million and amounts due to related party of $1.2 million. Net cash used in investing activities was $6.6 million for the six months ended June 30, 2011, which consisted primarily of $27.0 million used to acquire Eleme Medical and ConBio, and $0.6 million used for fixed asset purchases, partially offset by net proceeds of marketable securities of $20.9 million. Net cash provided by financing activities during the six months ended June 30, 2011 was $0.2 million, principally relating to the proceeds of stock option exercises.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2011. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies as of June 30, 2012.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by April 1, 2014. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	June 30, 2012	2012	2013	2014
Investments (at fair value)	$46,609	$21,623	$22,788	$2,198
Weighted average interest rate	0.29%	0.28%	0.30%	0.37%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 54% of our total international revenues during the six months ended June 30, 2012. Substantially all of the remaining 46% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts at our local subsidiaries are recorded in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In 2008, the plaintiff served, and the Court held a hearing regarding a motion for class certification. In 2010, the Court issued an order dismissing the complaint without prejudice for Dr. Weitzner’s failure to prosecute the case and subsequently allowed a plaintiff motion for relief from the dismissal order. In January 2012, the Court issued a Memorandum of Decision denying the class certification motion. The Court has scheduled a status conference for September 20, 2012 regarding Dr. Weitzner’s individual claims. On July 23, 2012, Dr. Weitzner filed a new purported class action, based on the same operative facts and asserting the same claims as the Massachusetts action, in federal court in the Eastern District of New York. We have not been served with a summons or complaint in the New York action. We believe we have numerous defenses to Dr. Weitzner’s claims.

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

As of June 30, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors terminates it sooner. During the six months ended June 30, 2012, we did not repurchase any shares of our common stock. As of June 30, 2012, we have repurchased an aggregate of 196,970 shares under the program at an aggregate cost of $1.9 million.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Statement of Financial Position at June 30, 2012 and December 31, 2011, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: August 3, 2012	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 3, 2012	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Statement of Financial Position at June 30, 2012 and December 31, 2011, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.