Form 10-Q
period 2012-09-30
CYNOSURE INC
filed 2012-10-26
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 24, 2012:

Class	Number of Shares
Class A Common Stock, $0.001 par value	10,367,249
Class B Common Stock, $0.001 par value	2,939,161

Cynosure, Inc.

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

Cynosure, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	(Unaudited) September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$43,776	$35,694
Short-term marketable securities	35,705	31,379
Accounts receivable, net	14,896	12,853
Inventories	34,296	29,568
Prepaid expenses and other current assets	4,252	3,038
Deferred income taxes	701	701

Total current assets	133,626	113,233

Property and equipment, net	7,284	7,705
Long-term marketable securities	8,450	6,595
Goodwill and intangibles, net	22,161	23,486
Other assets	449	561

Total assets	$171,970	$151,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,461	$8,474
Amounts due to related party	2,199	1,550
Accrued expenses	16,550	13,944
Deferred revenue	6,141	6,388
Capital lease obligation	291	239

Total current liabilities	33,642	30,595

Capital lease obligation, net of current portion	516	494
Deferred revenue, net of current portion	251	367
Other noncurrent liability	798	497

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 10,559 Class A shares and 2,975 Class B shares at September 30, 2012, respectively; Issued — 9,828 Class A shares and 2,975 Class B shares at December 31, 2011, respectively	14	13
Additional paid-in capital	134,462	124,506
Retained earnings (accumulated deficit)	6,244	(678)
Accumulated other comprehensive loss	(1,784)	(2,041)
Treasury stock, 197 Class A shares and 36 Class B shares, at cost	(2,173)	(2,173)

Total stockholders’ equity	136,763	119,627

Total liabilities and stockholders’ equity	$171,970	$151,580

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenues	$31,036	$22,635	$92,054	$59,921
Parts, accessories and service revenues	6,047	5,642	18,770	16,579

Total revenues	37,083	28,277	110,824	76,500
Cost of revenues	15,496	12,303	46,689	33,379

Gross profit	21,587	15,974	64,135	43,121

Operating expenses:
Sales and marketing	11,421	9,838	34,850	28,250
Research and development	3,081	2,571	9,780	7,242
Amortization of intangible assets acquired	342	415	1,026	439
General and administrative	3,400	3,537	10,585	10,639

Total operating expenses	18,244	16,361	56,241	46,570

Income (loss) from operations	3,343	(387)	7,894	(3,449)

Interest income, net	16	17	39	117
Other income (expense), net	398	(260)	309	(47)

Income (loss) before provision for income taxes	3,757	(630)	8,242	(3,379)

Provision for income taxes	334	162	1,320	608

Net income (loss)	$3,423	$(792)	$6,922	$(3,987)

Basic net income (loss) per share	$0.26	$(0.06)	$0.54	$(0.32)

Diluted net income (loss) per share	$0.25	$(0.06)	$0.52	$(0.32)

Basic weighted-average common shares outstanding	12,998	12,596	12,729	12,591

Diluted weighted-average common shares outstanding	13,742	12,596	13,342	12,591

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$3,423	$(792)	$6,922	$(3,987)

Other comprehensive income (loss) components:
Cumulative translation adjustment	389	(604)	248	193
Unrealized (loss) gain on marketable securities	(3)	(15)	9	(8)

Total other comprehensive income (loss)	386	(619)	257	185

Comprehensive income (loss)	$3,809	$(1,411)	$7,179	$(3,802)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$6,922	$(3,987)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,187	4,965
Stock-based compensation expense	2,146	1,942
(Gain) loss on disposal of fixed assets	(46)	6
Net accretion of marketable securities	964	870
Changes in operating assets and liabilities:
Accounts receivable	(1,950)	(2,405)
Inventories	(7,143)	(9,402)
Net book value of demonstration inventory sold	756	824
Prepaid expenses and other current assets	(229)	16
Accounts payable	(17)	2,123
Due to related party	650	85
Tax benefit from stock option exercises	(998)	(32)
Accrued expenses	2,951	1,568
Deferred revenue	(373)	1,304
Other noncurrent liability	—	3

Net cash provided by (used in) operating activities	8,820	(2,120)

Investing activities:
Purchases of property and equipment	(1,323)	(689)
Proceeds from the sales and maturities of marketable securities	35,352	70,601
Purchases of marketable securities	(42,488)	(36,489)
Acquisitions	—	(26,970)
Decrease (increase) in other noncurrent assets	115	(3)

Net cash (used in) provided by investing activities	(8,344)	6,450

Financing activities:
Excess tax benefit on options exercised	998	32
Repurchases of common stock	—	(462)
Proceeds from stock option exercises	6,836	202
Payments on capital lease obligation	(229)	(75)

Net cash provided by (used in) financing activities	7,605	(303)
Effect of exchange rate changes on cash and cash equivalents	1	(73)

Net increase in cash and cash equivalents	8,082	3,954
Cash and cash equivalents, beginning of the period	35,694	27,434

Cash and cash equivalents, end of the period	$43,776	$31,388

Supplemental cash flow information
Cash paid for interest	$34	$18

Cash paid for income taxes	$1,124	$746

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$2,518	$2,343
Assets acquired under capital lease	$319	$317

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (“Cynosure”) for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.7 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively. Cynosure recorded stock-based compensation expense of $2.1 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. Cynosure capitalized $17,000 and $14,000 of stock-based compensation expense as part of inventory during the nine months ended September 30, 2012 and 2011, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$33	$32	$92	$105
Sales and marketing	218	192	640	636
Research and development	122	104	371	340
General and administrative	376	289	1,043	861

Total stock-based compensation expense	$749	$617	$2,146	$1,942

Cash received from option exercises was $6.8 million and $0.2 million during the nine months ended September 30, 2012 and 2011, respectively.

Cynosure granted 374,290 and 408,854 stock options during the nine months ended September 30, 2012 and 2011, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2012 and 2011 was $8.94 and $7.27, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.63% - 0.86%	0.93% - 2.37%
Expected dividend yield	—	—
Expected term	5.8 years	5.8 years
Expected volatility	56% - 57%	55% - 56%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted in the nine months ended September 30, 2012 and 2011 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$8,535	$7,645
Work in process	1,704	1,437
Finished goods	24,057	20,486

	$34,296	$29,568

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$7,941	$—	$—	$7,941
State and municipal bonds (2)	—	39,233	—	39,233
Treasuries and government agencies (3)	—	10,783	—	10,783
Equity securities	19	—	—	19

Total	$7,960	$50,016	$—	$57,976

(1)	Included in cash and cash equivalents at September 30, 2012.
(2)	$5.5 million included in cash and cash equivalents at September 30, 2012.
(3)	$0.4 million included in cash and cash equivalents at September 30, 2012.

During the nine months ended September 30, 2012, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at September 30, 2012 or December 31, 2011.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at September 30, 2012 consist of approximately $50.0 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $19,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of September 30, 2012, Cynosure’s available-for-sale securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$5,480	$5,478	$2	$—
Government agencies	400	400	—	—

Total cash equivalents	$5,880	$5,878	$2	$—

Short-term marketable securities:
State and municipal bonds	$27,833	$27,850	$17	$(34)
Treasuries and government agencies	7,853	7,848	5	—
Equity securities	19	17	2	—

Total short-term marketable securities	$35,705	$35,715	$24	$(34)

Long-term marketable securities:
State and municipal bonds	$5,920	$5,914	$8	$(2)
Treasuries and government agencies	2,530	2,526	4	—

Total long-term marketable securities	$8,450	$8,440	$12	$(2)

Total available-for-sale securities	$50,035	$50,033	$38	$(36)

Total marketable securities	$44,155

As of December 31, 2011, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$3,264	$3,263	$1	$—

Total cash equivalents	$3,264	$3,263	$1	$—

Short-term marketable securities:
State and municipal bonds	$18,868	$18,858	$12	$(2)
Treasuries and government agencies	12,505	12,499	6	—
Equity securities	6	5	1	—

Total short-term marketable securities	$31,379	$31,362	$19	$(2)

Long-term marketable securities:
State and municipal bonds	$4,719	$4,713	$6	$—
Treasuries and government agencies	1,876	1,875	1	—

Total long-term marketable securities	$6,595	$6,588	$7	$—

Total available-for-sale securities	$41,238	$41,213	$27	$(2)

Total marketable securities	$37,974

As of September 30, 2012, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$39,233	$33,313	$5,920	$—
Treasuries and government agencies	10,783	8,253	2,530	—

Total available-for-sale debt securities	$50,016	$41,566	$8,450	$—

Note 6 — Goodwill and Other Intangible Assets

Changes to goodwill during the nine months ended September 30, 2012 were as follows (in thousands):

Balance – December 31, 2011	$15,712
Translation adjustment	52

Balance – September 30, 2012	$15,764

Other intangible assets consist of the following at September 30, 2012 and December 31, 2011 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
September 30, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	33	21	—	3	57
Accumulated amortization	(1,187)	(181)	(1,715)	(227)	(5)	(3,315)

Balance, September 30, 2012	$2,063	$236	$1,629	$2,423	$46	$6,397

December 31, 2011
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	27	20	—	2	49
Accumulated amortization	(874)	(147)	(812)	(93)	(4)	(1,930)

Balance, December 31, 2011	$2,376	$264	$2,531	$2,557	$46	$7,774

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

Amortization expense for the three months ended September 30, 2012 and 2011 was $0.5 million and $0.6 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $1.4 million and $0.7 million, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of September 30, 2012, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2012	$462
2013	1,299
2014	950
2015	765
2016 and thereafter	2,880

Total	$6,356

The table above includes $0.3 million for the remainder of 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and thereafter, to be recognized within operating expenses related to the amortization expense on intangible assets acquired through the Elemé Medical and ConBio acquisitions.

Note 7 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition.

The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2012, which is a component of accrued expenses in the consolidated balance sheets:

September 30, 2012
(in thousands)
Warranty accrual, beginning of period	$3,171
Warranty provision related to new sales	3,320
Costs incurred	(3,285)

Warranty accrual, end of period	$3,206

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

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
United States	$17,558	$10,644	$51,752	$29,058
Europe	5,993	5,520	20,165	20,241
Asia / Pacific	10,457	9,309	30,749	18,880
Other	3,075	2,804	8,158	8,321

Total	$37,083	$28,277	$110,824	$76,500

Total assets by geographic area are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
United States	$150,009	$132,041
Europe	13,817	12,688
Asia / Pacific	10,628	8,855
Eliminations	(2,484)	(2,004)

Total	$171,970	$151,580

Long-lived assets by geographic area are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
United States	$6,112	$6,461
Europe	1,062	1,344
Asia / Pacific	559	461

Total	$7,733	$8,266

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

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$3,423	$(792)	$6,922	$(3,987)

Basic weighted average common shares outstanding	12,998	12,596	12,729	12,591
Weighted average common equivalent shares	744	—	613	—

Diluted weighted average common shares outstanding	13,742	12,596	13,342	12,591

Basic net income (loss) per share	$0.26	$(0.06)	$0.54	$(0.32)

Diluted net income (loss) per share	$0.25	$(0.06)	$0.52	$(0.32)

For the three and nine months ended September 30, 2012, respectively, options to purchase approximately 0.2 million and 0.7 million shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the three and nine months ended September 30, 2011, the number of basic and diluted weighted average shares outstanding was the same, as any increase in the number of shares of common stock equivalents for the three and nine months ended September 30, 2011 would be antidilutive based on the net loss for the period. During the three and nine months ended September 30, 2011, respectively, outstanding options to purchase 2.0 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 10 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2012 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2011	$23	$(2,064)	$(2,041)
Current period other comprehensive gain	9	248	257

Balance — September 30, 2012	$32	$(1,816)	$(1,784)

Note 11 — Litigation

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. In 2008, the plaintiff served, and the Court held a hearing regarding a motion for class certification. In 2010, the Court issued an order dismissing the complaint without prejudice for Dr. Weitzner’s failure to prosecute the case and subsequently allowed a plaintiff motion for relief from the dismissal order. In January 2012, the Court issued a Memorandum of Decision denying the class certification motion. This matter remains pending and the Court has scheduled a status conference for November 6, 2012 regarding Dr. Weitzner’s individual claims. On July 23, 2012, Dr. Weitzner filed a new purported class action, based on the same operative facts and asserting the same claims as the Massachusetts action, in federal court in the Eastern District of New York. During a preliminary hearing in this New York federal action on September 20, 2012, the Court summarily denied Dr. Weitzner’s request that the Massachusetts action be stayed, and allowed Cynosure’s request for leave to move to dismiss the New York federal action on multiple grounds. At this time, the Company is unable to predict the ultimate outcome of this matter.

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

Note 12 — Related Party Transactions

As of September 30, 2012, El.En. S.p.A. (“El.En.”) owned 22% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2012 and 2011 were approximately $2.3 million and $2.0 million, respectively. Purchases of inventory from El.En. during the nine months ended September 30, 2012 and 2011 were approximately $4.4 million and $6.3 million, respectively. As of September 30, 2012 and December 31, 2011, amounts due to related party for these purchases were approximately $2.2 million and $1.5 million, respectively. There were no amounts due from El.En. as of September 30, 2012 or December 31, 2011.

Note 13 — Income Taxes

At September 30, 2012, Cynosure had no unrecognized tax benefits. Cynosure files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Generally, tax years ranging from 2008 through 2011 remain open to examination by various U.S. federal, state and local tax jurisdictions. Generally, tax years ranging from 2007 through 2011 remain open to examination by various foreign tax authorities in which the Company has operations. The tax years open to examination vary by jurisdiction.

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

Note 15 — Subsequent Events

Cynosure has filed a shelf Registration Statement on Form S-3 which, once declared effective, will permit Cynosure to offer and sell up to $100,000,000 in aggregate dollar amount of its shares of Class A common stock, and El.En. to offer and sell up to 2,938,628 shares of Class A common stock, in one or more offerings.

On October 26, 2012, Cynosure entered into a new exclusive distribution agreement with El.En., which replaced its prior distribution agreements with El.En. Under this new agreement, Cynosure will purchase from El.En. its SmartLipo MPX system and its proprietary SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. Cynosure has exclusive worldwide rights under this agreement to sell the SmartLipo MPX system and products containing the SLT II laser system. The new distribution agreement has an initial term that expires in October 2019, and it will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors below under the heading “Risk Factors” in Part II, Item 1A, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and will change in the future. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 8, 2012. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of operating results for any future periods.

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and pigmented lesions, remove multi-colored tattoos, rejuvenate the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite and treat onychomycosis. We are also developing in conjunction with Unilever Ltd. a laser treatment system for the treatment of wrinkles for the home-use market.

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	our Cellulaze product line for the reduction of cellulite;

•	our SmoothShapes XV product line for the temporary reduction in the appearance of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions; and

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. For the nine months ended September 30, 2012, 38% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010.

In January 2012, we received FDA clearance in the United States to sell and market Cellulaze, the world’s first FDA-cleared minimally-invasive aesthetic laser device for the reduction of cellulite, which we launched in February 2012. In July 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we are developing in partnership with Unilever. Unilever has advised us that it expects to launch the product commercially in 2013. We are also developing our picosecond laser technology platform, which we believe will be the first commercially available picosecond Alexandrite aesthetic laser platform. We expect that our PicoSure system, which we are developing for multiple applications, including tattoo removal and treatment of pigmented lesions, will be our first product based on this technology platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite and RevLite products, which deliver pulses in billionths of a second. We have submitted a 510(k) application for PicoSure and, subject to FDA clearance, anticipate commercialization in the first half of 2013.

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the nine months ended September 30, 2012, we derived approximately 83% of our revenues from sales of our products and 17% of our revenues from parts, accessories and service revenues. During the nine months ended September 30, 2011, we derived approximately 78% of our revenues from the sale of products and 22% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service other than under service contracts and extended product warranties in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2012 and 2011, we derived 52% and 57% of our total revenues, respectively, from sales outside North America. As of September 30, 2012, we had 43 sales employees covering North America, 38 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and 71 distributors covering 95 countries.

The following table provides total revenue data by geographical region for the nine months ended September 30, 2012 and 2011:

	Percentage of Revenues
	Nine Months Ended September 30,
Region	2012	2011
North America	48%	43%
Europe	18	26
Asia/Pacific	28	25
Other	6	6

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2012 and 2011, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2012		2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$31,036	84%	$22,635	80%	$8,401	37%
Parts, accessories and service revenues	6,047	16	5,642	20	405	7

Total revenues	37,083	100	28,277	100	8,806	31
Cost of revenues	15,496	42	12,303	44	3,193	26

Gross profit	21,587	58	15,974	56	5,613	35
Operating expenses
Sales and marketing	11,421	31	9,838	35	1,583	16
Research and development	3,081	8	2,571	9	510	20
Amortization of intangible assets acquired	342	1	415	1	(73)	(18)
General and administrative	3,400	9	3,537	13	(137)	(4)

Total operating expenses	18,244	49	16,361	58	1,883	12

Income (loss) from operations	3,343	9	(387)	(1)	3,730	964
Interest income, net	16	—	17	—	(1)	(6)
Other income (expense), net	398	1	(260)	(1)	658	253

Income (loss) before provision for income taxes	3,757	10	(630)	(2)	4,387	696
Provision for income taxes	334	1	162	1	172	106

Net income (loss)	$3,423	9%	$(792)	(3)%	$4,215	532%

Revenues

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
	(in thousands, except for percentages)
Product sales in North America	$15,425	$10,005	$5,420	54%
Product sales outside North America	15,611	12,630	2,981	24
Global parts, accessories and service sales	6,047	5,642	405	7

Total Revenues	$37,083	$28,277	$8,806	31%

Revenues in the three months ended September 30, 2012 increased from the three months ended September 30, 2011 by $8.8 million, or 31%. The increase was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by approximately $5.4 million, or 54%, from the 2011 period, primarily as a result of the increase in the number of Cellulaze units sold during the 2012 period, which was the second full quarter of that system’s sales following its February 2012 launch.

•	Revenues from the sale of products outside of North America increased by approximately $3.0 million, or 24%, from the 2011 period primarily due to an increase in the number of units sold.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.4 million, or 7%, from the 2011 period primarily due to an increase in revenues generated from our extended service contracts and revenues generated from performing service on laser systems.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Cost of revenues (in thousands)	$15,496	$12,303	$3,193	26%
Cost of revenues (as a percentage of total revenues)	42%	44%

Total cost of revenues increased $3.2 million, or 26%, to $15.5 million for the three months ended September 30, 2012, as compared to $12.3 million for the three months ended September 30, 2011, primarily related to the 31% increase in total revenues. Total cost of revenues decreased slightly as a percentage of total revenues, to 42%, for the three months ended September 30, 2012, from 44% for the three months ended September 30, 2011, primarily due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Sales and marketing (in thousands)	$11,421	$9,838	$1,583	16%
Sales and marketing (as a percentage of total revenues)	31%	35%

Sales and marketing expenses increased $1.6 million, or 16%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase was primarily due to an increase in commission expense of $0.8 million due to the 37% increase in product revenues. In addition, sales and marketing costs increased $0.5 million, primarily due to an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of Cellulaze. Lastly, personnel and travel expenses increased $0.3 million, primarily as a result of efforts related to the launch of Cellulaze and an increase in the number of our sales employees. Sales and marketing expenses for the three months ended September 30, 2012 decreased as a percentage of total revenues to 31%, primarily due to the 31% increase in total revenues.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$3,081	$2,571	$510	20%
Research and development (as a percentage of total revenues)	8%	9%

Research and development expenses increased $0.5 million, or 20%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. This increase was primarily due to a $0.3 million increase in personnel and administrative costs and a $0.2 million increase in product development.

Amortization of Intangible Assets Acquired

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Amortization of intangible assets acquired (in thousands)	$342	415	$(73)	(18)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

For the three month period ending September 30, 2012, we recognized amortization expense of $0.3 million relating to certain intangible assets acquired through our acquisitions of Elemé Medical and ConBio’s aesthetic business. We expect to recognize amortization expense associated with these intangible assets as follows: $0.3 million for the remainder of 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and beyond.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$3,400	$3,537	$(137)	(4)%
General and administrative (as a percentage of total revenues)	9%	13%

General and administrative expenses decreased $0.1 million, or 4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The slight decrease primarily reflects accounting fees related to the ConBio acquisition incurred in 2011, partially offset by increased personnel and administrative costs in 2012.

Interest Income, net

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Interest income, net (in thousands)	$16	$17	$(1)	(6)%

The slight decrease in interest income, net was primarily due to lower interest rates on cash invested in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Other Income (Expense), net

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Other income (expense), net (in thousands)	$398	$(260)	$658	253%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the three months ended September 30, 2012, as compared to net foreign currency remeasurement losses in the three months ended September 30, 2011, due to the strengthening of the euro against the U.S. dollar in the 2012 period. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction dates. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses. Upon receipt of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Provision for income taxes (in thousands)	$334	$162	$172	106%
Provision as a percentage of income before provision for income taxes	9%	(26)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. For the three months ended September 30, 2012 and 2011, we recorded an income tax provision of $0.3 million and $0.2 million, respectively. The income tax provision represents an effective tax rate of 9% and (26%) for these periods, respectively. The fluctuation in our effective tax rate is primarily attributable to increased domestic taxable earnings offset by forecasted utilization of a portion of our domestic deferred tax assets and associated valuation allowance. We continue to maintain a valuation allowance against the balance of net domestic deferred tax assets as well as the deferred tax assets of our German, Japanese and Mexican subsidiaries at September 30, 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2012 and 2011, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,
	2012		2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$92,054	83%	$59,921	78%	$32,133	54%
Parts, accessories and service revenues	18,770	17	16,579	22	2,191	13

Total revenues	$110,824	100	$76,500	100	$34,324	45
Cost of revenues	46,689	42	33,379	44	13,310	40

Gross profit	64,135	58	43,121	56	21,014	49
Operating expenses
Sales and marketing	34,850	31	28,250	37	6,600	23
Research and development	9,780	9	7,242	9	2,538	35
Amortization of intangible assets acquired	1,026	1	439	1	587	134
General and administrative	10,585	10	10,639	14	(54)	(1)

Total operating expenses	56,241	51	46,570	61	9,671	21

Income (loss) from operations	7,894	7	(3,449)	(5)	11,343	329
Interest income, net	39	—	117	—	(78)	(67)
Other income (expense), net	309	—	(47)	—	356	757

Income (loss) before provision for income taxes	8,242	7	(3,379)	(4)	11,621	344
Provision for income taxes	1,320	1	608	1	712	117

Net income (loss)	$6,922	6%	$(3,987)	(5)%	$10,909	274%

Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
	(in thousands, except for percentages)
Product sales in North America	$45,418	$25,654	$19,764	77%
Product sales outside North America	46,636	34,267	12,369	36
Global parts, accessories and service sales	18,770	16,579	2,191	13

Total Revenues	$110,824	$76,500	$34,324	45%

Revenues in the nine months ended September 30, 2012 increased from the nine months ended September 30, 2011 by $34.3 million, or 45%. The increase was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by approximately $19.8 million, or 77%, from the 2011 period, primarily as a result of the increased number of units sold following our February 2012 launch of Cellulaze and sales of our PinPointe FootLaser and ConBio product lines, which we acquired during 2011.

•

Revenues from the sale of products outside of North America increased by approximately $12.4 million, or 36%, from the 2011 period primarily due to an increase in the number of units sold through our ConBio, SmoothShapes and PinPointe FootLaser product lines, which we acquired during 2011.

•

Revenues from the sale of parts, accessories and services increased by approximately $2.2 million, or 13%, from the 2011 period, primarily due to an increase in revenues generated from our extended service contracts and revenues generated from performing service on laser systems.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Cost of revenues (in thousands)	$46,689	$33,379	$13,310	40%
Cost of revenues (as a percentage of total revenues)	42%	44%

Total cost of revenues increased $13.3 million, or 40%, to $46.7 million for the nine months ended September 30, 2012, as compared to $33.4 million for the nine months ended September 30, 2011, primarily related to the 45% increase in total revenues. Total cost of revenues decreased slightly as a percentage of total revenues, to 42%, for the nine months ended September 30, 2012, from 44% for the nine months ended September 30, 2011, primarily due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Sales and marketing (in thousands)	$34,850	$28,250	$6,600	23%
Sales and marketing (as a percentage of total revenues)	31%	37%

Sales and marketing expenses increased $6.6 million, or 23%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase was primarily due to an increase in commission expense of $3.0 million due to the 54% increase in product revenues. In addition, sales and marketing costs increased $1.4 million, primarily due to an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of Cellulaze. Lastly, personnel and travel expenses increased $2.2 million, primarily as a result of efforts related to the launch of Cellulaze and an increase in the number of our sales employees. Sales and marketing expenses for the nine months ended September 30, 2012 decreased as a percentage of total revenues to 31%, primarily due to the 45% increase in total revenues.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$9,780	$7,242	$2,538	35%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased by $2.5 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. This increase was primarily due to a $1.6 million increase in personnel and administrative costs associated with the integration of our ConBio research and development team. Professional fees and project materials expenses increased by $0.9 million, primarily due to increased clinical studies and other research and development efforts.

Amortization of Intangible Assets Acquired

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Amortization of intangible assets acquired (in thousands)	$1,026	$439	$587	134
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

For the nine month period ending September 30, 2012, we recognized amortization expense of $1.0 million relating to certain intangible assets acquired through our acquisitions of Elemé Medical and ConBio’s aesthetic business.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$10,585	$10,639	$(54)	(1)%
General and administrative (as a percentage of total revenues)	10%	14%

General and administrative expenses decreased $0.1 million, or 1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The slight decrease reflects accounting fees related to the ConBio acquisition incurred in 2011, partially offset by increased personnel and legal costs in 2012.

Interest Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Interest income, net (in thousands)	$39	$117	$(78)	(67)%

The decrease in interest income, net was primarily due to decreased cash invested and increased interest payments associated with capital leases during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in cash invested in the 2012 period reflects the cash we used for acquisitions during the first half of 2011.

Other Income (Expense), net

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Other income (expense), net (in thousands)	$309	$(47)	$356	757%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the nine months ended September 30, 2012, as compared to net foreign currency remeasurement losses in the nine months ended September 30, 2011 due to the strengthening of the euro against the U.S. dollar.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Provision for income taxes (in thousands)	$1,320	$608	$712	117%
Provision as a percentage of income before provision for income taxes	16%	(18)%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. For the nine months ended September 30, 2012 and 2011, we recorded an income tax provision of $1.3 million and $0.6 million, respectively. The income tax provision represents an effective tax rate of 16% and (18%) for these periods, respectively. The fluctuation in our effective tax rate is primarily attributable to increased domestic taxable earnings offset by forecasted utilization of a portion of our domestic deferred tax assets and associated valuation allowance. We continue to maintain a valuation allowance against the balance of net domestic deferred tax assets as well as the deferred tax assets of our German, Japanese and Mexican subsidiaries at September 30, 2012.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions and pay our long-term liabilities. Our principal sources of funds are from our operations and the capital markets.

Principal factors that could affect the availability of our internally generated funds include:

•	changes in sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.

Principal factors that could affect our ability to obtain cash from external sources include:

•	decreases in the market price for our common stock, and

•	volatility in the public debt and equity markets.

At September 30, 2012, our cash, cash equivalents and short and long-term marketable securities were $88.0 million. Our cash and cash equivalents of $43.8 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds, various state and municipal governments and U.S government agencies. Our short-term marketable securities of $35.7 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries all of which mature by September 1, 2013. Our long-term marketable securities of $8.5 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by August 1, 2014.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. Our capital expenditures increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of increased manufacturing activity and new demonstration equipment purchases in order to address increases in demand for our products. We expect that our capital expenditures during the remainder of 2012 to continue to increase over the 2011 period for these reasons. During the nine months ended September 30, 2012 and 2011, respectively, we transferred $2.5 million and $2.3 million of demonstration equipment to fixed assets.

On July 28, 2009, our board of directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our board of directors discontinues it sooner. During the nine months ended September 30, 2012, we did not repurchase any shares of our common stock under this program. As of September 30, 2012, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $8.8 million for the nine months ended September 30, 2012, and resulted primarily from $6.9 million of net income for the period, increased by approximately $7.3 million in depreciation and amortization and stock-based compensation expense, and by approximately $1.0 million in net accretion of marketable securities. Net changes in working capital items reduced cash from operating activities by approximately $6.4 million, primarily related to a $7.1 million increase in inventory, net of demonstration equipment transfers, associated with increased purchases to meet the increased demand for products. Accounts receivable increased by $2.0 million, primarily as a result of increased revenues. These increases were partially offset by a $3.0 million increase in accrued expenses. Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2012, which consisted of $7.1 million in net purchases of marketable securities and $1.3 million in purchases of property and equipment, offset by a $0.1 million decrease in other noncurrent assets. Net cash provided by financing activities during the nine months ended September 30, 2012 was $7.6 million, principally relating to the proceeds of stock option exercises and the excess tax benefit on options exercised.

Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2011, and resulted primarily from the $4.0 million of net loss for the period, increased by approximately $6.9 million in depreciation and amortization and stock-based compensation expense and by approximately $0.9 million in accretion of discounts on marketable securities. Net changes in working capital items reduced cash from operating activities by approximately $5.9 million, primarily related to a $9.4 million increase in inventory associated with increased purchases to meet increased demand for products. Accounts receivable increased by $2.4 million due to increased revenues. These increases were offset by a $2.1 million increase in accounts payable, a $1.6 million increase in accrued expenses, $1.3 million of deferred revenue and $0.8 million of demonstration equipment sales. Net cash provided by investing activities was $6.5 million for the nine months ended September 30, 2011, which consisted primarily of $27.0 million used to acquire Elemé Medical and ConBio and $0.7 million used for fixed asset purchases, partially offset by net proceeds of marketable securities of $34.1 million. Net cash used in financing activities during the nine months ended September 30, 2011 was $0.3 million, principally relating to $0.5 million for the repurchase of our common stock and $0.1 million for payments on capital lease obligations partially offset by $0.2 million of proceeds from stock option exercises during the nine months ended September 30, 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2011. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies as of September 30, 2012.

Government Regulation

Our products are medical devices subject to extensive and rigorous regulation by the U.S. Food and Drug Administration, or FDA, as well as other regulatory bodies. The FDA and other U.S. and foreign governmental agencies regulate, among other things, the following activities associated with medical devices: design, development and manufacturing; testing and clinical trials; labeling; product safety; marketing, sales and distribution; pre-market clearance and approval; recordkeeping; advertising and promotion; registration and listing; recalls and field safety corrective actions; post-market surveillance and medical device reporting; post-market approval studies; and import and export.

FDA’s Regulation of Manufacturing

The FDA requires that we manufacture our products in accordance with its Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic announced and unannounced inspections. Our last such inspection was in April 2012.

Our failure to maintain compliance with the QSR requirements could result in, among other things, the shutdown of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to distribute commercially in the United States requires either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to distribute the device commercially. This process is generally known as 510(k) clearance. The FDA exempts some low risk devices from premarket notification requirements and the requirement of compliance with certain provisions of the QSR. Devices deemed to pose the greatest risk, such as certain life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed device, are categorized in class III. Class III devices generally cannot be commercially marketed in the United States without prior approval of a premarket approval application, or PMA, although there is a small category of class III devices that are eligible for 510(k) clearance. In rare cases, devices that are not eligible for 510(k) clearance but nevertheless do not pose significant risks may be classified as class I or class II and proceed to market via the FDA’s de novo classification process, which is an alternative to 510(k) clearance or PMA approval. All of our current products are class II devices. Both premarket notifications and premarket approval applications when submitted to the FDA must be accompanied by a user fee, unless exempt.

510(k) Clearance

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, or premarket approval or a device that otherwise has been classified or reclassified into class I or II. By statute, the FDA must clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

Laser devices used for aesthetic procedures, such as hair removal, have generally qualified for clearance under 510(k) procedures. The FDA determined that clearance of Cellulaze in the United States also qualified for a 510(k) submission.

Premarket Approval

If the device cannot be cleared through the 510(k) process or otherwise classified into class I or class II, the sponsor must submit a premarket approval application, which is known as a PMA. The sponsor must support the PMA with extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

No device that we have developed has required premarket approval, nor do we currently expect that any future device or indication will require premarket approval.

Product Modifications

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified aspects of various products since receiving regulatory clearance and believe that new 510(k) clearances are not required for these modifications. The FDA’s position on when a device modification triggers the need to submit a new 510(k) has been evolving in recent years, and it is therefore difficult to predict whether the FDA will disagree with us. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA approval, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us, among other things, to cease marketing and distributing the modified device, and to recall any sold devices, until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Clinical Trials

We perform clinical trials to provide data to support the FDA clearance process for our products and for use in our sales and marketing efforts. Human clinical studies are generally required in connection with approval of class III devices and may be required for clearance of class I and II devices. When FDA clearance or approval of a device requires human clinical trials, and if the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trials. The sponsor must support the IDE application with appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials, including clinical trials that do not require prior IDE approval, must be conducted in accordance with the FDA’s IDE and other regulations, including, among other things, informed consent, monitoring and recordkeeping requirements. The sponsor also must obtain approval from the institutional review board overseeing the clinical trial.

While we believe that a majority of our devices present only “non-significant” risks and, therefore, do not require IDE submission to the FDA, we sought and received an IDE approval for the study protocol for the Cellulaze laser workstation. In January 2012, we received clearance from the FDA to market the Cellulaze workstation. Future clinical trials of our products may require that we submit and obtain approval of an IDE from the FDA prior to commencing clinical trials. The FDA, and the institutional review board at each institution at which a clinical trial is being performed, may suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

Our clinical trials may not generate favorable data to support any PMA or 510(k) clearance, and we may not be able to obtain such approvals or clearances on a timely basis, or at all. Delays in receipt of or failure to receive such approvals or clearances or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Even if granted, the approvals or clearances may include significant limitations on the intended use and indications for use for which our products may be marketed.

Clinical studies conducted on 510(k) cleared devices, when used or investigated in accordance with the labeling reviewed by the FDA, are exempt from most of the FDA’s IDE requirements.

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

The FDA may require us to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. These inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money and effort to maintain compliance. The FDA inspected our Westford, Massachusetts manufacturing facility in April 2012 and we believe that we are in substantial compliance with the QSR.

We are also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements. The law also requires manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law and applicable federal regulations also require laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.

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

In 2013, we may become subject to a new medical device excise tax. A new law imposes an excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. The tax generally applies to any medical device regulated by the FDA except eyeglasses, contact lenses, hearing aids and devices generally purchased by the general public at retail for individual use. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. There are ongoing efforts to repeal the medical device excise tax before it goes into effect, but it is not clear whether these efforts will be successful. If these repeal efforts are not successful, we believe that most of the products and systems that we sell will be subject to the new excise tax, which could harm our sales and reduce our profitability.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by August 1, 2014. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	September 30, 2012	2012	2013	2014
Investments (at fair value)	$50,016	$14,980	$27,239	$7,797
Weighted average interest rate	0.27%	0.21%	0.29%	0.34%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 48% of our total international revenues during the nine months ended September 30, 2012. Substantially all of the remaining 52% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction dates. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses. Upon receipt of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In 2005, Dr. Ari Weitzner, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In 2008, the plaintiff served, and the Court held a hearing regarding a motion for class certification. In 2010, the Court issued an order dismissing the complaint without prejudice for Dr. Weitzner's failure to prosecute the case and subsequently allowed a plaintiff motion for relief from the dismissal order. In January 2012, the Court issued a Memorandum of Decision denying the class certification motion. The matter remains pending and the Court has scheduled a status conference for November 6, 2012 regarding Dr. Weitzner's individual claims. On July 23, 2012, Dr. Weitzner filed a new purported class action, based on the same operative facts and asserting the same claims as the Massachusetts action, in federal court in the Eastern District of New York. During a preliminary hearing in this New York federal action on September 20, 2012, the Court summarily denied Dr. Weitzner's request that the Massachusetts action be stayed, and allowed our request for leave to move to dismiss the New York federal action on multiple grounds.

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

We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. For convenience, all of our risk factors are included below, and we have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 14.

Risks Related to Our Business and Industry

* We have a history of net losses, and we may not be able to maintain our profitability.

We incurred net losses of approximately $2.9 million in 2011, $5.5 million in 2010 and $22.8 million in 2009. Although we were profitable in the first nine months of 2012, we may not be able to maintain this profitability in the remainder of 2012 or 2013, or thereafter. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

* If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products could decline, which would adversely affect our operating results.

The aesthetic laser and light-based treatment system industry in which we operate is particularly vulnerable to economic trends. Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that utilizes our products may be influenced by the cost.

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and macroeconomic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates and consumer confidence. If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products would decline, and our business would suffer.

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. However, demand has increased from 2010 through the nine months ended September 30, 2012, although not to levels realized prior to 2009. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below our expectations or the expectations of market analysts or investors. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may adversely affect our financial results:

•	our inability to introduce new products to the market in a timely fashion, or at all;

•	continued availability of attractive equipment leasing terms for our customers, which may be negatively influenced by interest rate increases or lack of available credit;

•	increases in the length of our sales cycle; and

•	reductions in the efficiency of our manufacturing processes.

In addition, we may be subject to seasonal fluctuations in our results of operations because our customers may be more likely to make equipment purchasing decisions near year-end, and because practitioners may be less likely to make purchasing decisions in the summer months.

Our competitors may prevent us from achieving further market penetration or improving operating results.

Competition in the aesthetic laser industry is intense. Our products compete against products offered by public companies, such as Cutera, Inc., Palomar Medical Technologies, Inc., Solta Medical, Inc., Syneron Medical Ltd., and ZELTIQ Aesthetics, Inc., as well as several smaller specialized private companies, such as Alma Lasers, Ltd. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

We also face competition against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed.

As a result of competition with our competitor companies, products and procedures, we could experience loss of market share and decreasing revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.

Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:

•	product performance and design;

•	ability to sell products tailored to meet the application needs of clients and patients;

•	quality of customer support;

•	product pricing;

•	product safety;

•	sales, marketing and distribution capabilities;

•	success and timing of new product development and introductions; and

•	intellectual property protection.

We may be exposed to credit risk of customers that have been adversely affected by weakened markets.

In the event of deterioration of general business conditions or the availability of credit, the financial strength and stability of our customers and potential customers may deteriorate over time, which may cause them to cancel or delay their purchase of our products. In addition, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers and potential customers. A significant delay in the collection of funds or a reduction of funds collected may impact our liquidity or result in bad debts.

We may not be able to successfully execute acquisitions or license technologies, integrate acquired businesses or licensed technologies into our existing business, or make acquired businesses or licensed technologies profitable.

From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

•	competition among buyers and licensees;

•	the high valuations of businesses and technologies;

•	the need for regulatory and other approval; and

•	our inability to raise capital to fund these acquisitions.

In 2011, we acquired Elemé Medical and ConBio and incorporated their products, including intellectual property, into our product portfolio. As part of the ConBio acquisition, we hired approximately 50 employees, including in sales, service and engineering, and now maintain a manufacturing facility in Fremont, California.

We cannot assure you that these completed acquisitions, or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. Businesses we may acquire may be unprofitable or only marginally profitable. Accordingly, any acquisition we pursue could diminish our cash available to us for other uses or be dilutive to our stockholders.

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

The aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. For the first nine months of 2012, 38% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010. If we do not continue to innovate and develop new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected.

To remain competitive, we must:

•	develop or acquire new technologies that either add to or significantly improve our current products;

•	convince our target practitioner customers that our new products or product upgrades would be attractive revenue-generating additions to their practices;

•	sell our products to non-traditional customers, including primary care physicians, gynecologists and other specialists;

•	identify new markets and emerging technological trends in our target markets and react effectively to technological changes; and

•	maintain effective sales and marketing strategies.

* If our new products do not gain market acceptance, our revenues and operating results could suffer, and our newer generation product sales could cause earlier generation product sales to suffer.

The commercial success of the products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients, and in the case of our home-use system, consumers. It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results could suffer.

We expect that many of the products we develop will be based upon new technologies or new applications of existing technologies. It may be difficult for us to achieve market acceptance of some of our products, particularly the first products that we introduce to the market based on new technologies or new applications of existing technologies.

For example, subject to FDA clearance, we plan to launch in 2013 our PicoSure laser system for the removal of tattoos and pigmented lesions. The PicoSure system, which is based on several years of research and development effort and expense, would be the first commercially available picosecond Alexandrite aesthetic laser system on the market. We are also developing in conjunction with Unilever a laser treatment system for the home-use market. This system has been cleared by the FDA for marketing in the United States for the treatment of wrinkles. Unilever holds exclusive rights to sell this product, and Unilever has advised us that it expects to launch this product commercially in 2013. However, because competitors have already introduced home-use laser systems to the market, this home-use system may not gain anticipated levels of market acceptance. If these products or others that we introduce do not gain market acceptance, our business would suffer.

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

* If demand for our aesthetic treatment systems by physician customers does not increase, and if our home-use product does not achieve market acceptance, our revenues will suffer and our business will be harmed.

We market our aesthetic treatment systems to physicians and other practitioners. In addition, through our development agreement with Unilever, we plan to begin to address the home-use aesthetic laser market beginning in 2013. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

* We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in more than 100 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 56%, 55% and 51% of our product revenues from sales outside North America for the years ended December 31, 2011, 2010 and 2009, respectively, and 51% of our product revenues from sales outside North America for the nine months ended September 30, 2012. Our gross margin has decreased from periods prior to 2009 as a result of a higher percentage of laser revenue from our international markets, where our products tend to have lower average selling prices than in North America.

Our international sales are subject to a number of risks, including:

•	foreign certification and regulatory requirements;

•	difficulties in staffing and managing our foreign operations;

•	import and export controls; and

•	political and economic instability.

If we are unsuccessful at managing these risks, our results of operations may be adversely affected.

* We may incur foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in more than 100 foreign countries, approximately 44% of our revenues outside of North America for the year ended December 31, 2011, and 48% of our revenues outside of North America for the first nine months of 2012, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle. For example, our PicoSure laser system, which we expect to launch in 2013, has been in development by us for several years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

Because we do not require training for users of our non-invasive products, and sell these products to non-physicians, there exists an increased potential for misuse of these products, which could harm our reputation and our business.

Federal regulations allow us to sell our products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our non-invasive products or require that direct medical supervision occur. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Our stock price has fluctuated substantially, and we expect it will continue to do so.

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2011 through October 25, 2012, our Class A common stock has traded as high as $28.00 per share and as low as $8.84 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in our industry and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry and market conditions.

In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. A decline in our stock price could result in the loss of all or a part of our stockholders’ investments.

Risks Related to Our Reliance on Third Parties

* If we fail to obtain key components of our products from our sole source or limited source suppliers or service providers, our ability to manufacture and sell our products would be impaired and our business could be materially harmed.

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on El.En. for the SmartLipo MPX system and the SLT II laser system that we integrate with our own proprietary software and delivery systems into our Smartlipo Triplex and Cellulaze systems.

We use Alexandrite rods to manufacture the lasers for our Elite products and Nd:Yag rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:Yag rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite / MedLite C6 product lines, for which we depend exclusively on Channel Islands Opto-Mechanical Engineering Inc. and JDS Uniphase Corporation, respectively. We offer our SmartCool® treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, SmoothShapes XV, Affirm and Accolade product families.

On October 26, 2012, we entered into a new exclusive distribution agreement with El.En., which replaced our prior distribution agreements with El.En, and pursuant to which we will purchase from it the SmartLipo MPX system and the SLT II laser system. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX systems and products containing the SLT II laser system. The price at which we purchase the SLT II laser system from El.En. is specified in the agreement; however, it may be changed by El.En. at its discretion upon 30 days’ notice. We are required to use commercially reasonable efforts to sell and promote our systems containing the SLT II laser system, and we are responsible for obtaining and maintaining regulatory approvals for systems containing the SLT II laser system. The new distribution agreement has an initial term that expires in October 2019, and it will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the agreement at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.

Other than with El.En., we do not have long-term arrangements with any of our suppliers for the supply of these components or systems or with the assembly and test service provider referenced above, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS, Channel Islands Opto-Mechanical Engineering Inc., JDS Uniphase Corporation and Zimmer Elektromedizin are not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

Under our agreement with El.En. and our purchase order arrangements with our other suppliers and service providers, we are vulnerable to supply shortages and cessations and price fluctuations with respect to these critical components and systems and services. Such shortages or cessations could occur either as a result of breach by El.En. or us of our new distribution agreement, or as a result of business decisions made by El.En. or our other suppliers and service providers. Any extended interruption in our supplies of these components or systems or in the assembly and test services could materially harm our business.

* We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which we expect to be launched in the United States in 2013, will be sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 26% of our product revenue in the first nine months of 2012, 25% of our product revenue in 2011, 18% of our product revenue in 2010 and 16% of our product revenue in 2009. The increases in 2012 and 2011 primarily related to sales of our ConBio products, which are generally sold through distributors.

We do not control our distributors or Unilever, and these parties may not be successful in marketing our products. These parties may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with most of our third party distributors. The third party distributors with which we do not have written distributor agreements may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors or other parties that sell our products do not perform adequately, or if we fail to maintain our existing relationships with these parties or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

Risks Related to Our Relationship with El.En. and Our Corporate Structure

El.En. and our executive officers and directors have the ability to control all matters submitted to stockholders for approval.

In addition to the factors discussed below regarding El.En.’s ability to control the election of a majority of the members of our board of directors, El.En. beneficially owns approximately 22%, and our executive officers and directors who are not affiliated with El.En. in the aggregate beneficially own approximately 4.8%, of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval. For example, these persons could control any amendment of our certificate of incorporation and bylaws and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. Please also see the discussion under “Risks Related to Our Relationship with El.En.—El.En. has substantial control over us and could delay or prevent a change of control.”

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•

a dual class capital structure that allows El.En. to control the election of a majority of the members of our board of directors (until El.En. beneficially owns less than 20% of the aggregate number of shares of our Class A common stock and Class B common stock outstanding or less than 50% of the number of shares of our Class B common stock outstanding);

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

* El.En. has substantial control over us and could delay or prevent a change of control.

El.En., our largest stockholder, is able to control the election of a majority of the members of our board of directors. El.En. owns approximately 100% of our outstanding Class B common stock, which comprises 22% of our aggregate outstanding common stock. Until El.En. beneficially owns less than 20% of the aggregate number of shares of our Class A common stock and Class B common stock outstanding or less than 50% of the number of shares of our Class B common stock outstanding, El.En., as holder of a majority of the shares of our Class B common stock, will have the right:

•	to elect a majority of the members of our board of directors;

•	to approve or reject amendments to our bylaws that are adopted by our Class A and Class B stockholders, voting as a single class; and

•

to approve or reject amendments to any provisions of our restated certificate of incorporation relating to the rights of holders of common stock, the powers, election and classification of the board of directors, corporate opportunities and the rights of holders of Class A common stock and Class B common stock to elect and remove directors, act by written consent and call special meetings of stockholders.

In addition, the holders of shares of our Class B common stock are entitled to vote with our Class A stockholders, together as a single class, for the election of our directors who are not elected exclusively by our Class B common stockholders.

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

We have filed a shelf registration statement on Form S-3 which, once declared effective, will permit us and El.En. to offer and sell shares of Class A common stock in one or more offerings. We expect that the registration statement will be declared effective in the near future. In the event that we or El.En., or both, sell shares pursuant to such registration, it is likely that El.En. would then beneficially own less than 20% of the aggregate number of shares of our Class A common stock and Class B common stock outstanding, in which event each outstanding share of our Class B common stock would convert into a share of our Class A common stock and the special rights of El.En., as the holder of substantially all of our outstanding shares of Class B common stock, as described above, would terminate immediately.

* El.En. and its subsidiaries market and sell products that compete with our products, and any increased competition from El.En. could have a material adverse effect on our business.

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. On October 26, 2012, we entered into a new seven-year exclusive distribution agreement with El.En., which replaced our prior distribution agreements with El.En. Under this new agreement, we will purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems.

El.En. markets, sells, promotes and licenses other products that compete with our products, both in North America and elsewhere throughout the world. In particular, our agreement with El.En. does not prevent El.En. from competing with us by selling products that we purchased in the past from El.En., including earlier generation SmartLipo systems. In the event that our distribution agreement with El.En. terminates, El.En. would be able to compete with us worldwide with the SmartLipo MPX system and with products containing the SLT II laser system. Our business could be materially and adversely affected by increased competition from El.En.

Conflicts of interest may arise between us and El.En., and these conflicts might ultimately be resolved in a manner unfavorable to us.

For financial reporting purposes, as a result of our dual class capital structure and the special rights that it affords to El.En., our financial results are included in El.En.’s consolidated financial statements. Two of our directors, Andrea Cangioli and Leonardo Masotti, and the spouse of Leonardo Masotti, are also officers or directors of El.En. and certain of El.En.’s subsidiaries and affiliates that compete with us in the worldwide market. These two directors own or have an interest in substantial amounts of El.En. stock. Ownership interests of our directors in El.En. stock, or service as a director of our company while at the same time serving as, or being the spouse of, a director or officer of El.En., could give rise to conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies.

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

Conflicts between us and El.En. might ultimately be resolved in a manner unfavorable to us, which could harm our business.

In order to address potential conflicts of interest between us and El.En., our restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve El.En. and El.En. affiliated companies and El.En.’s officers and directors who serve as our directors. These provisions recognize that we and El.En. and El.En. affiliated companies engage and may continue to engage in the same or similar business activities and lines of business and will continue to have contractual and business relations with each other. These provisions expressly permit El.En. and its affiliated companies to compete against us and narrowly limit corporate opportunities that El.En. or its directors or officers who serve as our directors must make available to us. These provisions have the effect of limiting our ability, and the ability of our stockholders, to make claims against El.En. relating to conflicts of interest.

* Our Class A share price may decline because of future sales of our shares by El.En.

      El.En. may sell all or part of the shares of our Class B common stock that it owns, at which time those shares would automatically convert into shares of our Class A common stock. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares. Consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our Class A common stock. We have filed a shelf registration statement on Form S-3 which, once declared effective, will permit us and El.En. to offer and sell shares of Class A common stock in one or more offerings. We expect that the registration statement will be declared effective in the near future.

* If El.En. sells the shares of our stock held by it and no longer has control over us, our commercial relationship with El.En. may be adversely affected.

      El.En. is not subject to any contractual obligation to maintain an ownership position in our shares. We have filed a shelf registration statement on Form S-3 which, once declared effective, will permit us and El.En. to offer and sell shares of Class A common stock in one or more offerings. If El.En. sells our shares and no longer has control over us, El.En. will cease to include our financial results in its consolidated financial statements, and El.En.’s interests may differ significantly from ours. If this occurs, our commercial relationship with El.En. may be adversely affected, which, in turn, could have a material adverse effect on our business. For example, if El.En. does not have a continuing interest or has a reduced interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreement. If any of these events were to occur, it could harm our business.

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

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both, as we did in a 2006 patent license agreement with Palomar Technologies, Inc. Such licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in our industry. In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including reexamination proceedings or interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products will be adversely affected and our competitive position could be harmed.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own numerous patents and patent applications in the United States and corresponding patents and patent applications in many foreign jurisdictions. We do not know how successful we would be in any instance in which we asserted our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that would be advantageous to us. Even if issued, our patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

In order to obtain premarket approval and, in some cases, 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

•	the FDA, other regulatory authorities or an institutional review board may place a clinical trial on hold;

•	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;

•	patients may not comply with trial protocols;

•	institutional review boards and third party clinical investigators may delay or reject our trial protocol;

•

third party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other FDA requirements;

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

* Federal regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. For example, the FDA recently proposed changing its standards for determining when a medical device modification must receive premarket clearance or approval. Although Congress objected to these revised standards, it is possible that the FDA will seek to implement these or similar changes in the future.

In addition, in 2013, we may become subject to a new medical device excise tax. A new law imposes an excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. The tax generally applies to any medical device regulated by the FDA except eyeglasses, contact lenses, hearing aids and devices generally purchased by the general public at retail for individual use. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. There are ongoing efforts to repeal the medical device excise tax before it goes into effect, but it is not clear whether these efforts will be successful. If these repeal efforts are not successful, we believe that most of the products and systems that we sell will be subject to the new excise tax, which could harm our sales and reduce our profitability.

It is impossible to predict whether other legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

We have modified some of our products without FDA clearance. The FDA could retroactively determine that the modifications were improper and require us to stop marketing and recall the modified products.

Any modifications to one of our FDA-cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, among other things, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

If we fail to comply with the FDA’s Quality System Regulation and laser performance standards, our manufacturing operations could be halted, and our business would suffer.

We are currently required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific recordkeeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties or other sanctions, such as those described in the preceding paragraphs, any of which could cause our business and operating results to suffer.

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

Risks Related to Litigation

Product liability suits could be brought against us due to defective design, material or workmanship or due to misuse of our products. These lawsuits could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients or clients. Misusing our products or failing to adhere to operating guidelines for our products can cause severe burns or other damage to the eyes, skin or other tissue. We are routinely involved in claims related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not be sufficient to cover these claims, and the coverage we have is subject to deductibles for which we are responsible. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any product losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

* We may incur substantial expenses if our past practices are shown to have violated the Telephone Consumer Protection Act.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. In January 2012, the court denied the class certification motion. This matter remains pending and the Court has scheduled a status conference for November 6, 2012 regarding the plaintiff’s individual claims. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. During a preliminary hearing in this New York federal action in September 2012, the Court summarily denied the plaintiff’s request that the Massachusetts action be stayed and allowed our request for leave to move to dismiss the New York federal action on multiple grounds.

We are vigorously defending these lawsuits. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time.

These and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, our board of directors authorized the repurchase of up to $10 million of our Class A common stock from time to time on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our board of directors terminates it sooner. During the nine months ended September 30, 2012, we did not repurchase any shares of our common stock. As of September 30, 2012, we have repurchased an aggregate of 196,970 shares under the program at an aggregate cost of $1.9 million.

Item 5.	Other Information

On October 26, 2012, we entered into a new exclusive distribution agreement with El.En., which replaced our prior distribution agreements with El.En. Under this new agreement, we will purchase from El.En. its SmartLipo MPX system and its proprietary SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX system and products containing the SLT II laser system. The price at which we purchase the SLT II laser system from El.En. is specified in the agreement; however, it may be changed by El.En. at its discretion upon 30 days’ notice. El.En. is required to provide us with training, marketing and other sales support for the products we distribute under this agreement. We are required to use commercially reasonable efforts to sell and promote our systems containing the SLT II laser system, and we are responsible for obtaining and maintaining regulatory approvals for systems containing the SLT II laser system.

The new distribution agreement has an initial term that expires in October 2019, and it will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the agreement at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: October 26, 2012	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: October 26, 2012	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.