Form 10-K
period 2012-12-31
CYNOSURE INC
filed 2013-03-08
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2012: $204,672,992.

The number of shares outstanding of the registrant’s Class A common stock, as of March 1, 2013 was 16,190,071

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to identify and penetrate new markets for our products and technology;

•	our strategy of growing through acquisitions;

•	our ability to innovate, develop and commercialize new products;

•	our ability to obtain and maintain regulatory clearances;

•	our sales and marketing capabilities and strategy in the United States and internationally;

•	our intellectual property portfolio; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, treat multi-colored tattoos, rejuvenate the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite and treat onychomycosis. We are also developing an aesthetic treatment product for the home use market. We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through international distributors in approximately 100 other countries.

Our systems incorporate a broad range of laser and other light-based energy sources, including Alexandrite, pulse dye, Nd:Yag and diode lasers, as well as intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our products are designed to be easily upgradeable to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices.

A key element of our business strategy is to launch innovative new products and technologies for high-growth aesthetic applications through research and development. Over the past decade, we have introduced on average two new products per year. Recent key initiatives have included:

•

Establishment of Minimally Invasive Product Line. We have expanded beyond our legacy non-invasive roots by offering new minimally invasive aesthetic treatment systems, with our Smartlipo and Cellulaze workstations as our initial flagship products. We use the term “flagship products” to refer to our leading products for a particular application.

•

The Smartlipo system was the first FDA-cleared laser lipolysis system for use in a minimally invasive procedure for the removal of unwanted fat. Since the launch of the Smartlipo system in 2006, we have introduced two new workstations: the Smartlipo MPX workstation in 2008, which added a second wavelength laser, and the Smartlipo Triplex workstation in October 2009, which added a third wavelength laser. We have further innovated in this area with the introduction of MultiPlex technology, which enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and also introduced SmartSense and ThermaGuide, our proprietary intelligent delivery systems.

•

In January 2012, we received FDA clearance in the United States to sell and market our Cellulaze system, the world’s first FDA-cleared minimally invasive aesthetic laser device for the treatment of cellulite.

•

FDA Clearance for New Home Use Device. In July 2012, we received FDA clearance in the United States to market an at-home device for the treatment of wrinkles being developed by us in partnership with Unilever. Unilever has advised us that it expects to launch the product commercially in 2013.

•

FDA Clearance of Picosecond Technology Platform. In November 2012 we received FDA clearance to market our PicoSure system, a picosecond laser technology platform, for removal of tattoos and benign pigmented lesions. We believe that our PicoSure system will be the first commercially available picosecond Alexandrite aesthetic laser platform. We anticipate commercialization in the first half of 2013.

We have established ourselves as a leading provider of laser and light-based energy sources used for aesthetic treatment procedures. We plan to enhance our existing product offerings and increase the leverage of our global distribution network through the opportunistic acquisition of complementary businesses, products or technologies, which may include small and substantial acquisitions, as well as joint ventures and other collaborative projects. We believe we have a disciplined acquisition strategy that focuses on complementary product offerings, integrated distribution networks, return on investment and other strategic benefits, and at any time we may be evaluating or in various stages of discussions with potential acquisition candidates. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of companies and product lines that we may acquire. In February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Elemé Medical, including the non-invasive SmoothShapes XV system. In June 2011, we acquired substantially all of the assets of HOYA ConBio’s aesthetic laser business, including the MedLite C6 and RevLite systems for the treatment of wrinkles, acne scars, multi-color tattoos and vascular lesions, and overall skin rejuvenation. In October 2011, we expanded into the onychomycosis market by acquiring worldwide exclusive rights from NuvoLase to distribute the PinPointe FootLaser, which uses laser light to kill the fungus that lies in and under the nail that causes onychomycosis without damaging the nail or the surrounding skin.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1991. Our principal executive offices are located at 5 Carlisle Road, Westford, Massachusetts 01886, and our telephone number is (978) 256-4200.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.

Our website address is www.cynosure.com and is included herein as an inactive textual reference only. The information on our website is not a part of this Annual Report. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Industry

Aesthetic Market Opportunity

Medical Insight, an independent industry research and analysis firm, reported that in 2012 total sales of products in the global aesthetic market exceeded $5.7 billion and that they would expand 11.6% per year to more than $9.8 billion by 2017. Medical Insight believes that global sales of skin tightening and body shaping systems will increase 12.3% annually from $575.6 million in 2012 to $1.0 billion in 2017.

Key factors affecting growth rates in the markets for aesthetic treatment procedures and aesthetic laser equipment include:

•	improvements in overall economic conditions and an expanding physician base;

•	the aging population of industrialized countries and the amount of discretionary income of the “baby boomer” demographic segment;

•	greater anticipated growth in Asian markets;

•	the desire of many individuals to improve their appearance;

•	the development of technology that allows for safe and effective aesthetic treatment procedures as well as advances in treatable conditions;

•

the impact of managed care and reimbursement on physician economics, which has motivated physicians to establish or seek to expand their elective aesthetic practices with procedures that are paid for directly by patients; and

•	reductions in cost per procedure, which has attracted a broader base of clients and patients for aesthetic treatment procedures.

Non-Traditional Physician Customers

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

Our Solution

We offer tailored customer solutions to address the market for non-invasive and minimally invasive light-based aesthetic treatment applications. These solutions include non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, treat multi-colored tattoos, rejuvenate the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite and treat onychomycosis. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and medi-spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance.

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

Energy Source	Type of Light/Wavelength	Principal Applications
Pulse Dye Laser	Visible light (Yellow)(585/595 nm)	Vascular lesions, including shallow and deep lesions

Alexandrite Laser	Near infrared invisible light (755 nm) Long pulse (millisecond) Short pulse (nanosecond) Ultra short pulse (picosecond)	Hair removal, particularly for light skin types Tattoo and benign pigmented lesions removal Tattoo and benign pigmented lesions removal

Diode Laser	Near infrared invisible light (805/940/980 nm)	Hair removal, particularly for light skin types; Vascular lesions, particularly shallow lesions; Temporary reduction in the appearance of cellulite

Nd:Yag Laser	Near infrared invisible light (1064/1320/1440 nm)	Hair removal, particularly for medium and dark skin types; Vascular lesions, particularly deep lesions; Treatment of fat and cellulite Tattoo and benign pigmented lesions removal

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types; Vascular lesions, particularly shallow lesions and benign pigmented lesions

Multiple Energy Source Workstations	Multiple	Multiple
(incorporating two or more energy sources)

•	Expansive Portfolio of Aesthetic Treatment Systems. We offer a variety of individual workstations tailored to specific high volume cosmetic applications to enable our customers to select the aesthetic

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

•

Global Presence. We have offered our products in international markets for over 20 years, with approximately 49% of our product revenue generated from product sales outside of North America in 2012. We target international markets through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through international distributors in approximately 100 other countries.

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

Our Business Strategy

Our goal is to become the worldwide leader in providing non-invasive and minimally invasive aesthetic treatment systems. The key elements of our business strategy to achieve this goal are to:

•

Launch Innovative New Products and Technologies into High-Growth Aesthetic Applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. In February 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Elemé Medical and introducing SmoothShapes XV. Also in February 2011, we launched our Cellulaze Workstation, the world’s first aesthetic laser device for the treatment of cellulite, into the European community. In January 2012, we received FDA clearance to sell and market the product in the United States. In June 2011, we expanded our product portfolio by acquiring substantially all of the assets of HOYA ConBio’s aesthetic laser business (ConBio) including the MedLite C6 and RevLite systems. In October 2011, we acquired worldwide exclusive rights from NuvoLase to distribute the PinPointe FootLaser. The PinPointe FootLaser is a light-based device for the treatment of onychomycosis.

•

Develop and Commercialize Picosecond Laser Technology Platform. In November 2012 we received FDA clearance to market our PicoSure system, a picosecond laser technology platform, in the United States for removal of tattoos and benign pigmented lesions. We believe that our PicoSure system will be the first commercially available picosecond Alexandrite aesthetic laser platform. We anticipate commercialization in the first half of 2013.

•

Develop Home Use Applications for our Technology. In 2009, we entered into a cooperative development agreement with Unilever to develop and commercialize light-based devices for the emerging home use personal care market. In July 2012, we received FDA clearance to sell and market the product in the United States. Unilever has advised us that it expects to launch the product commercially in 2013.

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

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 33 field service engineers in North America and 39 field service engineers outside of North America. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

•

Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products.

Many of our existing traditional and non-traditional customers may be purchasers of additional aesthetic treatment systems to address increasing treatment volumes or new treatment applications. We also expect that customers purchasing our new modular products will be candidates for technology upgrades to enhance the capabilities of their systems. In addition, three of our flagship products, our Affirm, Smartlipo and Cellulaze systems, contain consumable parts, and we generate additional revenue on sales of these consumable parts to our existing customers. As we continue to grow our service organization, we are seeking to increase the percentage of our customers that enter into service contracts, which would provide additional recurring customer revenue.

Products

We offer a broad portfolio of aesthetic treatment systems that address a wide variety of applications.

The following table provides information concerning our flagship products and their applications. We use the flagship designation for our products that are our leading products for a particular application.

	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Benign Pigmented Lesions	Treat Cellulite	Foot Fungus	Tattoo Removal	Anti- Aging	Reduce Appearance of Cellulite	LaserBody Sculpting for the Removal of Unwanted Fat
Flagship Products:
Elite Family	Flagship	X	X	X
Smartlipo Family										Flagship
Cellulaze					Flagship
Affirm / SmartSkin								Flagship
Cynergy	X	Flagship	X	X
Accolade / MedLite C6 / RevLite			X	X			X
SmoothShapes XV									Flagship
PinPointe FootLaser						Flagship
PicoSure				Flagship			Flagship

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and benign pigmented lesions to rejuvenate the skin’s appearance.

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

The handpieces on our laser systems deliver the laser energy through a maneuverable optical fiber to the treatment area. These handpieces weigh approximately eight ounces and are ergonomically designed to allow the practitioner to use the system with one hand without becoming fatigued. Other features of our laser system handpieces include:

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

The handpieces for our SmoothShapes platform consist of laser diodes, LEDs, a diffuser, an integrated vacuum and a roller. These handpieces weigh four pounds and eight pounds. The smaller handpiece allows greater flexibility to treat smaller cosmetic areas.

Three of our flagship products, our Affirm, Smartlipo and Cellulaze systems, contain consumable parts. The Affirm system contains a highly durable micro lens array tip, which delivers the laser energy and can treat an average of ten treatment areas. We currently offer three different micro lens array tips, which cover a variety of treatment areas. The Smartlipo systems contain a consumable laser fiber that delivers the laser energy directly to subcutaneous fat cells, causing them to rupture. The Smartlipo and Cellulaze systems also contain the ThermaGuide intelligent delivery system which allows the physician to accurately monitor temperature and determine the treatment doses that will provide safe and more effective tissue tightening through tissue coagulation and maintain an even, controlled flow of laser energy. Additionally, Cellulaze contains a consumable SideLight 3D fiber which delivers laser thermal energy and increases the elasticity and thickness of the skin.

Practitioners generally use our laser systems in combination with a cooling system. We offer our customers our SmartCool treatment cooling system, which we purchase from a third party supplier and sell as a private label product under the SmartCool brand. Our SmartCool product has nine variable settings and allows the practitioner to provide a continuous flow of chilled air before, during and after treatment to cool and comfort the patient’s skin. The SmartCool handpiece, which is specially designed for use with our laser systems, interlocks with the laser handpiece. In contrast to some competitive cooling systems, there are no disposable supplies required to use our SmartCool system. In North America, our SmartCool system is generally packaged and sold with our laser aesthetic treatment systems, and nearly all of our North American customers purchase a SmartCool system when they purchase one of our laser aesthetic treatment systems. Outside of North America, our customers either purchase our SmartCool system when they purchase one of our aesthetic treatment systems or they purchase another cooling system from a third party supplier.

Applications

Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and benign pigmented lesions, rejuvenate skin through the treatment of shallow vascular lesions and benign pigmented lesions, treat wrinkles, skin texture and skin discoloration, skin tightening through tissue coagulation, reduce the appearance of cellulite and treat onychomycosis. Practitioners also use our products to perform minimally invasive procedures for the removal of unwanted fat and the treatment of cellulite. The applications of our products are described below.

LaserBodySculpting for the Removal of Unwanted Fat. The Smartlipo system was the first laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. The Smartlipo LaserBodySculptingSM procedure enables aesthetic surgeons to remove localized deposits of fat. The Smartlipo LaserBodySculpting procedure is performed by inserting a small cannula, or metal tube, containing a laser fiber under the skin in direct contact with the treatment area. The laser’s energy causes the fat cells to rupture and melt. In addition, the laser’s energy promotes collagen shrinkage and causes a tissue tightening effect. LaserBodySculpting is a minimally invasive procedure; therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures. We launched the Smartlipo system in 2006, and in 2008, we introduced Smartlipo MPX, which added a second wavelength in a new platform and included our patented MultiPlex technology which enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and also introduced SmartSense and ThermaGuide, our proprietary intelligent delivery systems. In 2009, we introduced Smartlipo Triplex which added a third wavelength to the system.

Cellulite. Cellulite is a deposit of fat that causes a dimple or other uneven appearance of the skin on women, typically around the thighs, hips and buttocks. According to published reports, an estimated 85% of women have some degree of cellulite.

Treatment of Cellulite. In February 2011, we introduced our Cellulaze Cellulite Laser Workstation into the European community, and in January 2012, we received FDA clearance to sell and market the product in the United States. Cellulaze is the world’s first minimally invasive surgical device designed to reduce cellulite by restoring the normal structure of the skin and underlying connective tissue. In the Cellulaze procedure, which is performed under a local anesthetic, the physician inserts a small cannula under the skin. Our SideLight 3D side-firing technology directs controlled, laser thermal energy to the treatment zones. The laser is designed to diminish the lumpy pockets of fat, release the areas of skin depression and increase the elasticity and thickness of the skin. Patients require just one treatment. Like the Smartlipo systems, Cellulaze incorporates the ThermaGuide intelligent delivery system which allows the physician to accurately monitor temperature and determine the treatment doses that will provide safe and more effective tissue tightening through tissue coagulation and maintain an even, controlled flow of laser energy.

Temporary Reduction in Appearance of Cellulite. The SmoothShapes XV system treats cellulite through a proprietary process known as Photomology, which combines laser and light energy with mechanical manipulation (vacuum and massage) to produce tighter, smoother-looking skin. The system is FDA cleared for marketing in the United States and CE marked for sale in the European Union. The device is also marketed outside the United States for circumferential reduction.

Hair Removal. In a typical laser or pulsed light hair removal treatment the practitioner selects appropriate laser or pulsed light parameters based on the patient’s skin and hair types and pre-cools the treatment area. Next, the practitioner applies the handpiece to the target area and delivers laser or pulsed light energy to the target melanin pigment of the hair follicle, destroying the hair follicle without harming the surrounding skin. In 2009, we launched the Elite MPX system, a multi-wavelength workstation that combines vascular treatment, hair removal and skin rejuvenation in a single system. The Elite MPX workstation is our flagship product for hair removal. The workstation features a built-in Zimmer SmartCool skin cooling system which is integrated into a single compact model saving office space and reducing treatment time. Our Elite MPX and Apogee Elite products include two energy sources in one laser system: an Alexandrite laser, which is best suited for patients with light skin types, and an Nd:Yag laser, which is best suited for hair removal for patients with medium and dark skin types or tanned skin. The practitioner can switch between these two energy sources simply by pushing a button on the system console. Our Elite MPX allows the practitioner to blend the two energy sources for a customized treatment protocol. The Apogee 5500 and Acclaim 7000 systems can also be used for hair removal.

Treatment of Tattoos and Benign Pigmented Lesions. In November 2012, we received FDA clearance to market our PicoSure system, a picosecond laser technology platform, in the United States for removal of tattoos and benign pigmented lesions. Picosecond lasers deliver pulses that are measured in trillionths of a second in contrast with nanosecond technology, such as our MedLite and RevLite products, which deliver pulses in billionths of a second. In clinical studies that we have conducted, the shorter pulse duration of the picosecond laser achieved increased efficiency in removing tattoo pigment, which we believe will result in fewer treatments and better overall treatment outcomes than current laser technology. We also believe this new technology is more effective in targeting blue and green pigments, more rapidly lightens other colors and improves recovery time due to less collateral injury to surrounding tissue, as compared to nanosecond technology. In a clinical study of 22 patients treated with the PicoSure system over a two-week period at a single center, more than 80% overall tattoo clearance and 94% clearance of blue and green ink was achieved.

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

Our Cynergy system is used for the treatment of vascular lesions. The Cynergy system combines a pulse dye laser, which is best suited for treating shallow vascular lesions, such as port wine birthmarks, facial veins and rosacea, and an Nd:Yag laser, which is best suited for treating large or deep veins, such as leg veins. The practitioner can switch between these two energy sources simply by pressing a button on the system console. The Cynergy system also includes our patented MultiPlex technology that enables the energy from the two lasers to be blended during delivery by quickly following a pulse of energy from the pulse dye laser with a pulse of energy from the Nd:Yag laser. In addition to the Cynergy system, certain of our other systems can be used for the treatment of vascular lesions.

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

Sales and Marketing

We sell our aesthetic treatment systems to the traditional physician customer base of dermatologists and plastic surgeons as well as to non-traditional physician customers who are providing aesthetic services using laser and light-based technology. Non-traditional physician customers can include primary care physicians, obstetricians and gynecologists.

We target potential customers through office visits, trade shows and trade journals. We also conduct clinical workshops and webinars featuring recognized expert panelists and opinion leaders to promote existing and new treatment techniques using our products. We believe that these workshops and webinars enhance customer loyalty and provide us with new sales opportunities. We also use direct mail programs to target specific segments of the market that we seek to access, such as members of medical societies and attendees at meetings sponsored by medical societies or associations. We actively maintain a public relations program to promote coverage of our products on daytime television shows in the United States and Europe and we are active on popular social media outlets. In addition, our products are featured in several publications around the world.

We do not provide financing to our customers to purchase our products. If a potential customer requests financing, we refer the customer to third party financing sources.

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through approximately 70 independent distributors in approximately 100 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in France, Spain, the United Kingdom, Germany, Korea, China, Japan, and Mexico. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. We have written distribution agreements with most of our third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

See Note 6 to our consolidated financial statements included in this Annual Report for revenues by geographic region.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 33 field service engineers. Outside of North America, we employ 39 field service engineers.

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

Research and Development

Our research and development team consists of 57 employees, including three physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to innovate and develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991. From time to time, we may enter into collaborative research and development agreements to enhance our technology and develop new products.

Our research and development expenses were approximately $13.0 million in 2012, $10.1 million in 2011 and $7.3 million in 2010. We expect our research and development expenditures to increase in absolute dollars in 2013, but decrease as a percentage of revenue.

Manufacturing and Raw Materials

We manufacture all of our products, other than the Smartlipo MPX and SmartSkin systems, which are manufactured by El.En. and which we sell and market under our distribution agreement with El.En. We also sell and market the PinPointe FootLaser system under our distribution agreement with NuvoLase. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software.

We design our products so that they are built in a modular fashion using fewer components. This approach enables us to manufacture our products more efficiently. We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Elite, Affirm, Accolade and Cynergy product families, as well as complete manufacturing and test our SmoothShapes XV products. We depend exclusively on sole source suppliers for Alexandrite rods, which we use in the manufacturing of our Elite and PicoSure products, and for our SmartCool treatment cooling systems. We also depend on sole source suppliers for Nd:Yag rods, gaussian mirrors and polarizers for the manufacturing of the RevLite / MedLite C6 product lines.

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

El.En. Commercial Relationship

The Smartlipo MPX system sold by us was jointly developed with El.En., and associated intellectual property rights are owned by El.En. El.En. manufactures, and we distribute, these products pursuant to our distribution agreement with El.En.

In October 2012, we entered into a new exclusive distribution agreement with El.En., which replaced our prior distribution agreements with El.En. Under this new agreement, we purchase from El.En. its SmartLipo MPX system and its proprietary SLT II laser system. The SLT II laser system is an essential component of our

SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX system and our products containing the SLT II laser system. The price at which we purchase the SLT II laser system from El.En. is specified in the agreement; however, it may be changed by El.En. at its discretion upon 30 days’ notice. El.En. is required to provide us with training for the products we distribute under this agreement, as well as marketing and other sales support for such products as we and El.En. may agree. We are required to use commercially reasonable efforts to sell and promote our systems containing the SLT II laser system, and we are responsible for obtaining and maintaining regulatory approvals for systems containing the SLT II laser system.

The new distribution agreement has an initial term that expires in October 2019, and will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the agreement at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.

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

As of December 31, 2012, we owned a total of 47 United States patents, as well as foreign counterparts to eight of these patents. Our patent portfolio includes patents and patent applications with claims directed to:

•	the design and method of use and operation of our pulse dye laser systems;

•	the design and method of use and operation of our Alexandrite laser systems for hair removal;

•	our Multiplex energy delivery system for our pulse dye lasers;

•	the design and method of use of endoscopic laser and light delivery systems;

•	the design and method of use of microcap lens arrays for energy delivery; and

•	the design and method of use of our picosecond laser system.

The expiration dates for our issued United States patents and patent application range from 2014 to 2033. We do not consider any single patent or patent application that we hold to be material to our business.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted.

We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or shorten the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products under development can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

In 2006, we entered into a patent cross-license agreement with Palomar Medical Technologies, which we refer to as Palomar. Under the cross-license agreement, we obtained a non-exclusive license to integrate into our products for certain hair removal technology covered by specified U.S. and foreign patents held by Palomar, and Palomar obtained a non-exclusive license under certain U.S. and foreign patents held by us. In connection with this agreement, we agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for sales of hair removal products ranges from 3.75% to 7.5% of net sales, depending upon product configuration and the number of energy sources. Our revenues from systems that do not include hair removal capabilities and revenues from service are not subject to any past or future royalties under this agreement.

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. Acclaim®, AccoladeTM, Affirm®, Apogee®, CellulazeTM, Cynosure®, Elite TM, Elite MPX TM, Medlite®, PicoSureTM, Pressure WaveTM, RevLite®, SideLaze TM, SideLight 3D TM, SmartCool®, Smartlipo®, Smartlipo MPXTM, Smartlipo TriPlexTM, SmartSense®, SmartSkin®, SmoothShapes®, ThermaGuideTM, and V Star® are our trademarks and registered trademarks. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the Smartlipo® mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Competition

Our industry is subject to intense competition. Our products compete against laser and other energy-based products offered by public companies, such as Cutera, Palomar, Solta Medical, Syneron Medical and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

Historically, all of our products have qualified for clearance under 510(k) procedures.

Premarket Approval

If a device cannot be cleared through the 510(k) process or otherwise classified into class I or class II, the sponsor must submit a premarket approval application, which is known as a PMA. The sponsor must support the PMA with extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. No device that we have developed has required premarket approval, nor do we currently expect that any future device or indication will require premarket approval.

Product Modifications

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified aspects of various products since receiving regulatory clearance and believe that new 510(k) clearances are not required for these modifications. The FDA’s position on when a device modification triggers the need to submit a new 510(k) has been evolving in recent years, and it is therefore difficult to predict whether the FDA will disagree with us. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us, among other things, to cease marketing and distributing the modified device, and to recall any sold devices, until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

While we believe that a majority of our devices present only “non-significant” risks and, therefore, do not require IDE submission to the FDA, we have sought an IDE approval for the study protocol for the Cellulaze laser workstation, for an at-home device for the treatment of wrinkles developed by us in partnership with Unilever and for the PicoSure system. We received approval for the Cellulaze laser workstation in January 2012, for the at-home device for the treatment of wrinkles in July 2012 and for the PicoSure system in November 2012. Future clinical trials of our products may require that we submit and obtain approval of an IDE from the FDA prior to commencing clinical trials. The FDA, and the institutional review board at each institution at which a clinical trial is being performed, may suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

The FDA may require us to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. These inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money and effort to maintain compliance. The FDA inspected our Westford, Massachusetts manufacturing facility in April 2012, and we believe that we are in substantial compliance with the QSR.

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

In 2013, most of the products and systems that we sell became subject to a new excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. We believe this excise tax could harm our sales and reduce our profitability.

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

Employees

As of December 31, 2012, we had 378 employees, including 125 employees in sales and marketing functions, 57 employees in research, development and engineering functions, 145 employees in manufacturing and service functions and 51 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

ITEM 1A.	Risk Factors.

The following important factors, among others, could cause our business, financial condition, results of operations and cash flows to be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 3.

Risks Related to Our Business and Industry

We have a history of net losses, and we may not be able to maintain our profitability.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012, we may not be able to maintain this profitability in 2013, or thereafter. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. However, demand has increased from 2010 through 2012. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

In addition, we may be subject to seasonal fluctuations in our results of operations, because our customers may be more likely to make equipment purchasing decisions near year-end, and because practitioners may be less likely to make purchasing decisions in the summer months.

Our competitors may prevent us from achieving further market penetration or improving operating results.

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Palomar, Solta Medical, Syneron Medical and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

We plan to grow through acquisitions, which exposes us to a variety of operational and financial risks.

The acquisition of complementary businesses, products or technologies is an important part of our growth strategy. At any given point, we are likely to be evaluating, and may be in discussions with third parties regarding both small and substantial acquisitions, as well as joint ventures and other collaborative projects. Growth through acquisitions exposes us to a variety of operational and financial risks, including those related to:

•	challenges associated with the integration of acquisitions into our existing operations;

•	the failure to realize anticipated acquisition-related benefits;

•	the assumption of unknown liabilities; and

•	the costs of acquisitions.

Integration Risks. We may encounter difficulties assimilating or integrating into our operations acquired businesses, technologies, products, personnel or operations of acquired companies, and in retaining and motivating key personnel from these businesses. Integration can be expensive and time-consuming and could disrupt our ongoing business, adversely affect cash flow and distract management and other key personnel from day-to-day operations. If we fail to successfully complete acquisition integration, we may never fully realize the potential benefits of our acquisitions.

Benefits May Not Materialize. When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We cannot assure you that our completed acquisitions, or any future acquisitions that we may make, will result in such benefits or will enhance our products or strengthen our competitive position. Businesses we may acquire may be unprofitable or only marginally profitable. If we do not achieve the expected benefits of our acquisitions, our results of operations could be adversely affected.

Assumption of Unknown Liabilities. Businesses that we acquire may have unknown or contingent liabilities. We cannot assure you that we have identified, or will be able to identify, all material adverse issues related to acquisitions that we may make, such as liabilities for failure to comply with healthcare laws and regulations or significant defects in the internal control policies of acquired companies. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such business for at least a portion of these matters, we may not be successful in doing so, we may experience difficulty enforcing those obligations or we may incur material liabilities for the past activities of acquired businesses. Such liabilities and related legal or other costs, or resulting damage to our reputation, could adversely affect our business.

Acquisition Costs. We face competition for acquisitions, and some of our competitors have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Any acquisition we pursue could diminish cash available to us for other uses or be dilutive to our stockholders.

If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.

The aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. During 2012, 39% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010. If we do not continue to innovate and develop new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing or acquiring new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products, identify and acquire complementary businesses, products or technologies, and identify new markets for our products and technology, our product and technology offerings could become obsolete and our revenues and operating results could be adversely affected.

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

For example, we plan to launch in 2013 our PicoSure laser system for the removal of tattoos and benign pigmented lesions. The PicoSure system, which is based on several years of research and development effort and expense, would be the first commercially available picosecond Alexandrite aesthetic laser system on the market. This system has been cleared by the FDA for marketing in the United States for removal of tattoos and benign pigmented lesions. We are also developing in conjunction with Unilever a laser treatment system for the home-use market. This system has been cleared by the FDA for marketing in the United States for the treatment of wrinkles. Unilever holds exclusive rights to sell this product, and Unilever has advised us that it expects to launch this product commercially in 2013. However, because competitors have already introduced home-use laser systems to the market, this home-use system may not gain anticipated levels of market acceptance. If these products or others that we introduce do not gain market acceptance, our business would suffer.

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

If demand for our aesthetic treatment systems by physician customers does not increase, or if our home-use product does not achieve market acceptance, our revenues will suffer and our business will be harmed.

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

We sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 49%, 56% and 55% of our product revenues from sales outside North America for the years ended December 31, 2012, 2011 and 2010, respectively. Our gross margin has decreased from periods prior to 2009 as a result of a higher percentage of laser revenue from our international markets, where our products tend to have lower average selling prices than in North America.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, approximately 50% of our revenues outside of North America for the year ended December 31, 2012, and 44% of our revenues outside of North America for the year ended December 31, 2011, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

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

Because we do not require training for users of our non-invasive products, and we sell these products to non-physicians, there exists an increased potential for misuse of these products, which could harm our reputation and our business.

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

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2011 through March 1, 2013, our Class A common stock has traded as high as $29.61 per share and as low as $8.84 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on El.En. for the SmartLipo MPX system and the SLT II laser system that we integrate with our own proprietary software and delivery systems into our Smartlipo Triplex and Cellulaze systems. We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:Yag rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:Yag rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite / MedLite C6 product lines, for which we depend exclusively on Channel Islands Opto-Mechanical Engineering and JDS Uniphase Corporation, respectively. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, SmoothShapes XV, Affirm and Accolade product families.

In October 2012, we entered into a new exclusive distribution agreement with El.En., which replaced our prior distribution agreements with El.En, and pursuant to which we purchase from it the SmartLipo MPX system and the SLT II laser system. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX systems and products containing the SLT II laser system. The price at which we purchase the SLT II laser system from El.En. is specified in the agreement; however, it may be changed by El.En. at its discretion upon 30 days’ notice. We are required to use commercially reasonable efforts to sell and promote our systems containing the SLT II laser system, and we are responsible for obtaining and maintaining regulatory approvals for systems containing the SLT II laser system. The new distribution agreement has an initial term that expires in October 2019, and it will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the agreement at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.

Other than with El.En., we do not have long-term arrangements with any of our suppliers for the supply of these components or systems or with the assembly and test service provider referenced above, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS, Channel Islands Opto-Mechanical Engineering, JDS Uniphase Corporation and Zimmer Elektromedizin are not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

Under our agreement with El.En. and our purchase order arrangements with our other suppliers and service providers, we are vulnerable to supply shortages and cessations and price fluctuations with respect to these critical components and systems and services. Such shortages or cessations could occur either as a result of breach by El.En. or us of our new distribution agreement, or as a result of other types of business decisions made by El.En. or other suppliers and service providers. Any extended interruption in our supplies of these components or systems or in the assembly and test services could materially harm our business.

We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which we expect to be launched in the United States in 2013, will be sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25% of our product revenue in 2012, 25% of our product revenue in 2011 and 18% of our product revenue in 2010. The increases in 2012 and 2011 primarily related to sales of our ConBio products, which are generally sold through distributors.

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. In October 2012 we entered into a new seven-year exclusive distribution agreement with El.En., which replaced our prior distribution agreements with El.En. Under this new agreement, we will purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems.

El.En. markets, sells, promotes and licenses other products that compete with our products, both in North America and elsewhere throughout the world, and our agreement with El.En. does not prevent El.En. from competing with us by selling products that we purchased in the past from El.En., including earlier generation SmartLipo systems. In the event that our distribution agreement with El.En. terminates, El.En. would be able to compete with us worldwide with the SmartLipo MPX system and with products containing the SLT II laser system. Our business could be materially and adversely affected by increased competition from El.En.

Conflicts of interest may arise between us and El.En., and these conflicts might ultimately be resolved in a manner unfavorable to us.

One of our directors, Andrea Cangioli, is also an officer and or director of El.En., and certain of El.En.’s subsidiaries and affiliates compete with us in the worldwide market. Mr. Cangioli owns or has an interest in substantial amounts of El.En. stock. Ownership interests of our directors in El.En. stock, or service as a director of our company while at the same time serving as, or being the spouse of, a director or officer of El.En., could give rise to conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies.

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

In order to address potential conflicts of interest between us and El.En., our restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve El.En. and El.En. affiliated companies and El.En.’s officers and directors who serve as our directors. These provisions recognize that we and El.En. and El.En. affiliated companies have engaged and may continue to engage in the same or similar business activities and lines of business and will continue to have contractual and business relations with each other. These provisions expressly permit El.En. and its affiliated companies to compete against us and narrowly limit corporate opportunities that El.En. or its directors or officers who serve as our directors must make available to us. These provisions have the effect of limiting our ability, and the ability of our stockholders, to make claims against El. En. relating to conflicts of interest.

El.En. and our executive officers and directors have substantial control over us.

El.En. beneficially owns approximately 13% of our outstanding common stock, and our executive officers and directors who are not affiliates of El.En. in the aggregate beneficially own 4.13% of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to exercise substantial influence over matters submitted to our stockholders for approval. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	the classification of the members of our board of directors;

•	limitations on the removal of our directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•

the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of the voting power of our shares of capital stock entitled to vote. In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

The price of our common stock may decline because of future sales of our shares by El.En.

El.En. may sell all or part of the shares of our common stock that it owns. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares, and, consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our common stock. The shelf registration statement on Form S-3 that was declared effective on October 26, 2012, which we refer to as the shelf registration statement, permits us and El.En. to offer and sell shares of our common stock in one or more offerings.

If El.En. sells the shares of our stock held by it, our commercial relationship with El.En. may be adversely affected.

El.En. is not subject to any contractual obligation to maintain an ownership position in our shares. The shelf registration statement permits us and El.En. to offer and sell shares of our common stock in one or more offerings. If El.En. does not have a continuing interest or reduced interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreement. If any of these events were to occur, it could harm our business.

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

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both, as we did in a 2006 patent license agreement with Palomar. Such licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

In addition, in 2013, most of the products and systems that we sell became subject to a new excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. We believe this excise tax could harm our sales and reduce our profitability. In August 2012, the SEC adopted a final rule that will require public companies to make disclosures about the use of certain “conflicts minerals” in the products that they manufacture. The rule requires annual disclosures by public companies for which conflicts minerals (regardless of the place of origin of such minerals) are necessary to the functionality or production of products that they manufacture. Such companies must conduct inquiries into the country of origin of their necessary conflict minerals and disclose the results of such inquiries. If, based on its country of origin, a company determines that its conflicts minerals originated in the Democratic Republic of Congo, or adjacent nations, and did not come from recycled or scrap sources, or has reason to believe that such conflict minerals may have originated in the covered countries and may not have come from recycled or scrap sources, then it must (i) exercise due diligence on the source and chain of custody of such conflict minerals and (ii) prepare an independently audited Conflict Minerals Report that, among other things, describes its due diligence efforts and identifies products containing conflict minerals that directly or indirectly finance or benefit designated armed groups perpetrating serious human rights abuses in the covered countries. The rules include an exception from the audit requirement for two years where the company is unable to determine if the minerals are “DRC conflict free.” All companies providing disclosures under the final rule must do so on a new Form SD, to be filed annually with the SEC on or before May 31 of each year. Information on Form SD will cover a company’s conflict minerals disclosure for the prior calendar year, regardless of the company’s fiscal year end. The first Form SDs will be due on or before May 31, 2014 and will cover conflict minerals disclosures for calendar year 2013. Because certain materials used in the manufacturing of our products are considered conflicts minerals, we anticipate that we will file a Form SD before May 31, 2014 for conflicts minerals disclosures for calendar year 2013. We believe our efforts to comply with these requirements will be costly and time consuming.

It is impossible to predict whether other legislative changes will be enacted or government regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

We have modified some of our products without FDA clearance. The FDA could retroactively determine that the modifications were improper and require us to stop marketing and recall the modified products.

Any modifications to one of our FDA-cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign, among other things, our products.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013, that court granted our motion to dismiss the plaintiff’s claims.

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

We lease a 67,500 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in June 2018. We lease a 19,300 square foot facility in Freemont, California which houses a manufacturing and engineering facility. The lease on this facility expires in November 2013. In addition, we lease an aggregate of approximately 30,700 square feet of space at eight other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013, that court granted our motion to dismiss the plaintiff’s claims.

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

	High	Low
Fiscal Year Ended December 31, 2011
First quarter	$14.50	$10.26
Second quarter	$15.21	$10.90
Third quarter	$13.47	$8.84
Fourth quarter	$13.41	$9.63

Fiscal Year Ended December 31, 2012
First quarter	$19.50	$11.64
Second quarter	$23.00	$17.53
Third quarter	$28.00	$20.59
Fourth quarter	$27.64	$21.14

On March 1, 2013, the closing price per share of our Class A common stock was $28.59, as reported on The Nasdaq Global Market. The number of record holders of our Class A common stock as of March 1, 2013 was eleven.

In July 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the year ended December 31, 2012, we did not repurchase any shares of our common stock under this program. As of December 31, 2012, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

On November 21, 2012, we completed a public offering pursuant to which we issued and sold 2,840,000 shares of our Class A common stock, and El.En. sold 840,000 shares of our Class A common stock. In connection with the closing of the offering, all of our outstanding shares of Class B common stock converted on a one-for-one basis into shares of Class A common stock. As a result, there are no longer any shares of our Class B common stock issued or outstanding, and we may not issue shares of Class B common stock in the future. We received aggregate net proceeds, after deducting underwriting discounts and commissions and other offering expenses, of approximately $55.3 million from the offering.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

At December 31, 2012, our total cash, cash equivalents and short and long-term marketable securities balance was $146.7 million. We did not sell any unregistered securities during the period covered by this Annual Report filed on Form 10-K.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2007 (the last trading day for the year ended December 31, 2007) in our Class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies, Manufacturers and Distributors Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

Name	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
NASDAQ Medical Dev/Ins/Sup Manufacturers & Distributors Index	$100.00	$53.85	$78.53	$83.75	$96.21	$107.11
NASDAQ U.S. Index	100.00	61.17	87.93	104.13	104.69	123.85
Cynosure, Inc.	100.00	34.50	43.42	38.66	44.44	91.12

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$153,493	$110,602	$81,775	$72,825	$139,662

Cost of revenues	64,567	48,294	35,388	32,808	48,705

Gross profit	88,926	62,308	46,387	40,017	90,957
Operating expenses:
Sales and marketing	47,543	39,142	32,818	39,098	53,062
Research and development	12,972	10,079	7,300	6,679	7,497
Amortization of intangible assets acquired	1,368	854	—	—	—
General and administrative	14,910	14,255	11,312	14,556	17,837

Total operating expenses	76,793	64,330	51,430	60,333	78,396

Income (loss) from operations	12,133	(2,022)	(5,043)	(20,316)	12,561
Interest income, net	60	126	163	523	2,498
Other income (expense), net	532	(202)	(224)	694	(89)

Income (loss) before provision for income taxes	12,725	(2,098)	(5,104)	(19,099)	14,970
Provision for income taxes	1,764	807	442	3,659	4,771

Net income (loss)	$10,961	$(2,905)	$(5,546)	$(22,758)	$10,199

Basic net income (loss) per share	$0.83	$(0.23)	$(0.44)	$(1.79)	$0.81

Diluted net income (loss) per share	$0.79	$(0.23)	$(0.44)	$(1.79)	$0.80

Basic weighted average common shares outstanding	13,189	12,585	12,666	12,709	12,581

Diluted weighted average common shares outstanding	13,792	12,585	12,666	12,709	12,806

	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments and related financial instruments	$146,745	$73,668	$96,826	$91,967	$95,451
Working capital	149,398	82,638	99,687	106,908	109,495
Total assets	234,569	151,580	141,812	145,201	173,122
Capital lease obligation, net of current portion	432	494	40	171	436
Retained earnings (accumulated deficit)	10,283	(678)	2,227	7,773	30,531
Total stockholders’ equity	197,507	119,627	120,300	123,830	140,354

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, treat multi-colored tattoos, rejuvenate the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite and treat onychomycosis. We are also developing in conjunction with our development agreement with Unilever a laser treatment system for the home use market.

We were incorporated in July 1991. In 2002, El.En. S.p.A., an Italian company that itself and through subsidiaries develops and markets laser systems for medical and industrial applications, acquired a majority of our capital stock. In 2005, we completed our initial public offering of our Class A common stock. Following the closing of our initial public offering, El.En. owned approximately 38% of our outstanding capital stock.

On November 21, 2012, we completed a public offering pursuant to which we issued and sold 2,840,000 shares of our Class A common stock, and El.En. sold 840,000 shares of our Class A common stock. In connection with the closing of the offering, all of our outstanding shares of Class B common stock converted on a one-for-one basis into shares of Class A common stock. As a result, there are no longer any shares of our Class B common stock issued or outstanding, and we may not issue shares of Class B common stock in the future. We received aggregate net proceeds, after deducting underwriting discounts and commissions, of approximately $55.3 million in the offering.

Prior to our public offering of common stock, El. En. beneficially owned approximately 22% of our outstanding common stock. Immediately following the closing of the public offering and as of December 31, 2012, El.En. beneficially owned approximately 13% of our outstanding common stock.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our SmoothShapes XV product line for the temporary reduction in the appearance of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions; and

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. For the year ended December 31, 2012, 39% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010.

In January 2012, we received FDA clearance in the United States to sell and market Cellulaze, the world’s first FDA-cleared minimally-invasive aesthetic laser device for the treatment of cellulite, which we launched in February 2012. In July 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we are developing in partnership with Unilever. Unilever has advised us that it expects to launch the product commercially in 2013. We are also developing our picosecond laser technology platform, which we believe will be the first commercially available picosecond Alexandrite aesthetic laser platform. We expect that our PicoSure system, which we are developing for multiple applications, including tattoo removal and treatment of benign pigmented lesions, will be our first product based on this technology platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite and RevLite products, which deliver pulses in billionths of a second. In November 2012, we received FDA clearance in the United States to market PicoSure, and anticipate commercialization in the first half of 2013.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the year ended December 31, 2012, we derived approximately 84% of our revenues from sales of our products and 16% of our revenues from parts, accessories and service revenues. During the year ended December 31, 2011, we derived approximately 80% of our revenues from the sale of products and 20% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service other than under service contracts and extended product warranties in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the year ended December 31, 2012 and 2011, we derived 51% and 56% of our total revenues, respectively, from sales outside North America. As of December 31, 2012, we had 46 sales employees covering North America, 40 sales employees in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and 67 distributors covering approximately 100 countries.

The following table provides revenue data by geographical region for the years ended December 31, 2012, 2011 and 2010:

	Percentage of Revenues
	Year Ended December 31,
	2012	2011	2010
Region
North America	49%	44%	41%
Europe	19	25	29
Asia/Pacific	26	25	24
Other	6	6	6

Total	100%	100%	100%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenues in 2013.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred. We expect our research and development expenditures to increase in absolute dollars but decrease as a percentage of revenues in 2013.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executives, accounting and administrative personnel, acquisition related expenses, professional fees and other general corporate expenses. We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenues in 2013.

Interest Income, net

Interest income consists primarily of interest earned on our short and long-term marketable securities consisting of state and municipal bonds and U.S. government agencies and treasuries.

Other Income (Expense), net

Other income (expense), net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Provision for Income Taxes

As of December 31, 2012, we maintain a full valuation allowance on the net deferred tax assets in the United States, Japan and Mexico.

Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results.

Results of Operations

Year Ended December 31, 2012 and 2011

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Change 2011 to 2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$128,513	84%	$88,361	80%	$40,152	45%
Parts, accessories and service revenues	24,980	16	22,241	20	2,739	12

Total revenues	153,493	100	110,602	100	42,891	39
Cost of revenues	64,567	42	48,294	44	16,273	34

Gross profit	88,926	58	62,308	56	26,618	43
Operating expenses:
Sales and marketing	47,543	31	39,142	35	8,401	21
Research and development	12,972	8	10,079	9	2,893	29
Amortization of intangible assets acquired	1,368	1	854	1	514	60
General and administrative	14,910	10	14,255	13	655	5

Total operating expenses	76,793	50	64,330	58	12,463	19

Income (loss) from operations	12,133	8	(2,022)	(2)	14,155	700
Interest income, net	60	—	126	—	(66)	(52)
Other income (expense), net	532	—	(202)	—	734	363

Income (loss) before provision for income taxes	12,725	8	(2,098)	(2)	14,823	707
Provision for income taxes	1,764	1	807	1	957	119

Net income (loss)	$10,961	7%	$(2,905)	(3)%	$13,866	477%

Revenues

Total revenue for the year ended December 31, 2012 increased by $42.9 million, or 39%, to $153.5 million, as compared to the year ended December 31, 2011 revenues of $110.6 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2012	2011
Product sales in North America	$64,910	$39,182	$25,728	66%
Product sales outside North America	63,603	49,179	14,424	29
Parts, accessories and service sales	24,980	22,241	2,739	12

Total Revenues	$153,493	$110,602	$42,891	39%

•

Revenues from the sale of products in North America increased by approximately $25.7 million, or 66%, from the 2011 period primarily as a result of the increased number of units sold following our February 2012 launch of Cellulaze and sales of our ConBio and PinPointe FootLaser product lines, which we acquired during 2011.

•

Revenues from the sales of products outside of North America increased by approximately $14.4 million, or 29%, from the 2011 period primarily due to an increase in the number of units sold through our SmoothShapes, ConBio and PinPointe FootLaser product lines, which we acquired during 2011.

•

Revenues from the sale of parts, accessories and services increased by approximately $2.7 million, or 12%, from the 2011 period primarily due to an increase in revenues generated from our extended service contracts and revenues generated from performing service on laser systems.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2012	2011
Cost of revenues (in thousands)	$64,567	$48,294	$16,273	34%
Cost of revenues (as a percentage of total revenues)	42%	44%

Total cost of revenues increased $16.3 million, or 34%, to $64.6 million in 2012, as compared to $48.3 million in 2011. The increase was primarily associated with the 39% increase in total revenues. Our total cost of revenues decreased as a percentage of total revenues to 42% for the year ended December 31, 2012, from 44% for the year ended December 31, 2011, primarily due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2012	2011
Sales and marketing (in thousands)	$47,543	$39,142	$8,401	21%
Sales and marketing (as a percentage of total revenues)	31%	35%

Sales and marketing expenses increased $8.4 million, or 21% for the year ended December 31, 2012, as compared with the year ended December 31, 2011. The increase was primarily due to a $3.5 million increase in commission expense due to the 45% increase in product revenues. Personnel and travel expenses increased $3.1 million, primarily as a result of efforts related to the launch of Cellulaze and an increase in the number of our sales employees. Sales and marketing costs increased $1.5 million, primarily due to an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of Cellulaze. Lastly, professional services expenses increased $0.3 million. Sales and marketing expenses for the year ended December 31, 2012 decreased as a percentage of total revenues to 31%, primarily due to the 39% increase in total revenues.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$12,972	$10,079	$2,893	29%
Research and development (as a percentage of total revenues)	8%	9%

Research and development expenses increased $2.9 million, or 29% for the year ended December 31, 2012 as compared with the year ended December 31, 2011. This increase was primarily due to a $1.8 million increase in personnel and administrative costs associated with the development of new products and the integration of our ConBio research and development team. Professional services expenses increased by $0.6 million and expenses related to project materials expenses increased $0.5 million. Research and development expenses for the year ended December 31, 2012 decreased as a percentage of total revenues to 8%, primarily due to the 39% increase in total revenues.

Amortization of Intangible Assets Acquired

	Year Ended December 31,		$ Change	% Change
	2012	2011
Amortization of intangible assets acquired (in thousands)	$1,368	$854	$514	60%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

For the year ending December 31, 2012, we recognized amortization expense of $1.4 million relating to certain intangible assets acquired through our 2011 acquisitions of Elemé Medical and ConBio’s aesthetic business.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$14,910	$14,255	$655	5%
General and administrative (as a percentage of total revenues)	10%	13%

General and administrative expenses increased $0.7 million, or 5%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase reflects increased personnel and legal costs in 2012. General and administrative expenses for the year ended December 31, 2012 decreased as a percentage of total revenues to 10%, primarily due to the 39% increase in total revenues.

Interest Income, net

	Year Ended December 31,		$ Change	% Change
	2012	2011
Interest income, net (in thousands)	$60	$126	$(66)	(52)%

The decrease in interest income, net was primarily due to less cash invested in interest-bearing securities throughout 2012 when compared to 2011, due to cash used for acquisitions in June 2011.

Other Income (Expense), net

	Year Ended December 31,		$ Change	% Change
	2012	2011
Other income (expense), net (in thousands)	$532	$(202)	$734	363%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the year ended December 31, 2012, as compared to net foreign currency remeasurement losses in the year ended December 31, 2011 due to the strengthening of the euro against the U.S. dollar.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2012	2011
Provision for income taxes (in thousands)	$1,764	$807	$957	119%
Provision as a percentage of income (loss) before provision for income taxes	14%	38%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In 2012, we recorded an income tax provision of $1.8 million, representing an effective tax rate of 14%. The decrease to our effective tax rate was primarily due to changes in the jurisdictional mix of earnings. We were profitable in the U.S. in 2012 and recorded tax at a lower effective rate than the statutory tax rate of 35% due to the release of the valuation allowance against attributes which could be utilized to offset a portion of the current year earnings. In addition, we recorded a $0.6 million tax benefit associated with the release of valuation allowance against the net deferred tax asset of our German subsidiary during the fourth quarter of 2012. Our German subsidiary is in a cumulative pre-tax book income position over the previous three-year period and our German net operating loss carryforwards are not subject to expiration. We continue to maintain a valuation allowance against our net domestic deferred tax assets as well as the deferred tax assets of our Japanese and Mexican subsidiaries at December 31, 2012.

Year Ended December 31, 2011 and 2010

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Change 2010 to 2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$88,361	80%	$62,357	76%	$26,004	42%
Parts, accessories and service revenues	22,241	20	19,418	24	2,823	15

Total revenues	110,602	100	81,775	100	28,827	35
Cost of revenues	48,294	44	35,388	43	12,906	36

Gross profit	62,308	56	46,387	57	15,921	34
Operating expenses:
Sales and marketing	39,142	35	32,818	40	6,324	19
Research and development	10,079	9	7,300	9	2,779	38
Amortization of intangible assets acquired	854	1	—	—	854	—
General and administrative	14,255	13	11,312	14	2,943	26

Total operating expenses	64,330	58	51,430	63	12,900	25

Loss from operations	(2,022)	(2)	(5,043)	(6)	3,021	60
Interest income, net	126	—	163	—	(37)	(23)
Other expense, net	(202)	—	(224)	—	22	10

Loss before provision for income taxes	(2,098)	(2)	(5,104)	(6)	3,006	59
Provision for income taxes	807	1	442	1	365	83

Net loss	$(2,905)	(3)%	$(5,546)	(7)%	$2,641	48%

Revenues

Total revenue for the year ended December 31, 2011 increased by $28.8 million, or 35%, to $110.6 million, as compared to the year ended December 31, 2010 revenues of $81.8 million (in thousands, except for percentages):

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

Sales and marketing expenses increased $6.3 million, or 19%. The increase is attributed to an increase in commission expense of $3.3 million due to the 42% increase in product revenues. Our personnel, administrative costs and travel expenses increased $1.9 million as a result of efforts to integrate our ConBio and Elemé Medical product lines. Promotional costs increased $1.1 million, primarily due to an increased number of workshops, trade shows and other promotional efforts including the launch of Cellulaze in international markets. Our sales and marketing expenses for the year ended December 31, 2011 decreased as a percentage of revenue to 35% primarily due to the 35% increase in total revenues as compared to the year ended December 31, 2010.

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

For the year ending December 31, 2011, we recognized amortization expense of $0.9 million in our operating expenses relating to intangible assets acquired through our recent acquisitions of Elemé Medical and ConBio. We expect our amortization expense associated with these intangible assets that will be recognized in our operating expenses over the next five years and beyond to be $1.4 million for 2012, $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015 and $1.8 million for 2016 and beyond.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$14,255	$11,312	$2,943	26%
General and administrative (as a percentage of total revenues)	13%	14%

General and administrative expenses increased $2.9 million, or 26%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is primarily due to acquisition related costs of $1.7 million in accounting, legal expenses and investment banking fees associated with the acquisitions of ConBio and Elemé Medical. The remainder of the increase was associated with increased personnel and administrative costs.

Interest Income, net

	Year Ended December 31,		$ Change	% Change
	2011	2010
Interest income, net (in thousands)	$126	$163	$(37)	(23)%

The decrease in interest income, net is primarily due to less cash invested in 2011 when compared to 2010 after using approximately $27.0 million for our ConBio and Elemé Medical acquisitions, as well as increased interest payments associated with our increase in capital leases.

Other Expense, net

	Year Ended December 31,		$ Change	% Change
	2011	2010
Other expense, net (in thousands)	$(202)	$(224)	$22	10%

The decrease in other expense, net is primarily a result of gains from proceeds on the disposition of certain fixed assets in 2011 as compared to 2010 offset by more net foreign currency remeasurement losses in 2011 than in 2010 and valuing Auction Rate Securities (ARS) in prior periods. Our ARS were successfully called in June 2010.

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

Our cash, cash equivalents and marketable securities balance increased by $73.1 million from December 31, 2011 to December 31, 2012 primarily due to the $55.3 million in proceeds from our November 2012 public offering of common stock, along with profitability maintained throughout 2012. At December 31, 2012, our cash, cash equivalents and short and long-term marketable securities were $146.7 million. Our cash and cash equivalents of $86.1 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds, various state and municipal governments and U.S. government agencies. Our short-term marketable securities of $40.6 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by December 1, 2013. Our long-term marketable securities of $20.1 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by November 15, 2014.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. We expect capital expenditures during the next 12 months to remain consistent as compared to 2012. Our inventory balance increased $3.3 million due to increased purchases to meet increased revenue requirements and with the launch of new products. During the year ended December 31, 2012 and 2011, respectively, we transferred $3.0 million and $3.2 million of demonstration equipment to fixed assets.

In March 2012, we commenced an option exchange program in which we offered eligible option holders the opportunity to voluntarily exchange certain “underwater” stock options for a lesser number of new stock options with a lower exercise price. Our U.S. employees were eligible to participate in the exchange program, and our directors and executive officers were not eligible to participate. The exchange ratios for the exchange program were determined by using the Black-Scholes option pricing model to approximate a “value-for-value” exchange, meaning that the value of the eligible stock options was equal to the value of the new stock options. The exchange program, which was subject to Rule 13e-4 under the Securities Exchange Act of 1934, as amended, was completed on April 13, 2012.

In the exchange program, 90 eligible option holders tendered eligible options with exercise prices of $20.00 or greater to purchase an aggregate of 325,946 shares of Class A common stock, representing 96% of the total shares of Class A common stock underlying options eligible for exchange. New stock options were granted to purchase an aggregate of 280,771 shares of Class A common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the exchange program is $19.78, which was the closing price of our Class A common stock as reported by The Nasdaq Global Market on April 13, 2012. All eligible stock options were fully vested as of April 13, 2012, when the exchange program was completed. Because the fair value of the eligible stock options was equal to the fair value of the new stock options calculated using the Black-Scholes option pricing model, we did not recognize any incremental stock-based compensation expense as a result of the exchange program.

In July 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the year ended December 31, 2012, we did not repurchase any shares of our common stock under this program. As of December 31, 2012, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

Effective November 21, 2012, we completed a public offering pursuant to which we issued and sold 2,840,000 shares of our Class A common stock, and El.En. sold 840,000 shares of our Class A common stock. In connection with the closing of the offering, all of our outstanding shares of Class B common stock converted on a one-for-one basis into shares of Class A common stock. As a result, there are no longer any shares of our Class B common stock issued or outstanding, and we may not issue shares of Class B common stock in the future. We received aggregate net proceeds, after deducting underwriting discounts and commissions and other offering expenses, of approximately $55.3 million in the offering.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $14.6 million for the year ended December 31, 2012, and resulted primarily from the net income for the period of $11.0 million, increased by approximately $9.7 million in depreciation and amortization and stock-based compensation expense and by approximately $1.1 million in net accretion of marketable securities and changes in deferred income taxes. Net changes in working capital items decreased cash from operating activities by approximately $7.2 million primarily related to increases in inventory and accounts receivable. Net cash used in investing activities was $27.5 million for the year ended

December 31, 2012, which consisted primarily of $69.9 million in purchases of marketable securities and $3.1 million in fixed asset purchases, offset by $45.4 million in proceeds from the sale and maturities of securities and a $0.1 million decrease in other assets. Net cash provided by financing activities during the year ended December 31, 2012 was $63.3 million, primarily relating to $55.3 million in net proceeds to us from our November 2012 public offering, along with $7.2 million in proceeds from stock option exercises.

Net cash provided by operating activities was $6.2 million for the year ended December 31, 2011, and resulted primarily from the net loss for the period of $2.9 million, increased by approximately $9.5 million in depreciation and amortization and stock-based compensation expense and by approximately $1.1 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.5 million primarily related to an increase in inventory of $10.3 million associated with increased purchases to meet the increased revenue requirements. These increases were offset by increases in accrued expenses of $3.3 million, accounts payable of $2.2 million, deferred revenue of $2.4 million and the sale of demonstration equipment of $1.0 million. Net cash provided by investing activities was $2.4 million for the year ended December 31, 2011, which consisted primarily of $27.0 million used to acquire Elemé Medical and ConBio, $0.9 million used for fixed asset purchases, offset by net proceeds of marketable securities of $30.3 million. Net cash used in financing activities during the year ended December 31, 2011 was $0.3 million, principally relating to $0.5 million in the repurchase of our common stock and $0.1 million for payments on capital lease obligations, partially offset by $0.2 million of proceeds from stock option exercises during the year ended December 31, 2011.

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

Contractual Obligations

Our significant outstanding contractual obligations relate to our capital leases from equipment financings and our facilities leases. Our facility leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which we recognize the expense on a straight-line basis. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2012.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$770	$332	$417	$21	$—
Operating leases	7,961	1,862	2,673	2,734	692

Total contractual obligations	$8,731	$2,194	$3,090	$2,755	$692

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $18.0 million as of December 31, 2012, compared with $12.9 million as of December 31, 2011. The allowance for doubtful accounts as of December 31, 2012 was $2.0 million and as of December 31, 2011 was $1.9 million. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectability issues and our historical experience with losses. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $32.9 million as of December 31, 2012 compared to $29.6 million as of December 31, 2011. The increase in inventory relates to increased purchases to meet increased revenue requirements with the launch of new products.

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products. Our inventory allowance as of December 31, 2012 was $2.9 million and as of December 31, 2011 was $2.7 million.

Intangible Assets

We capitalize and include in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 20 years. We evaluate the realizability of our definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we estimate the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, we use market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. We do not amortize our goodwill, but instead test for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. Our annual test for impairment occurs on the first day of our fourth quarter.

We have adopted ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

We have concluded that Cynosure, Inc. represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill is not impaired as of December 31, 2012.

Product Warranty Costs and Provisions

We typically provide a one-year parts and labor warranty on end-user sales of our aesthetic treatment systems. Distributor sales generally include a warranty on parts only. We estimate and provide for future costs for initial product warranties at the time revenue is recognized. We base product warranty costs on related material costs, technical support labor costs and overhead. We provide for the estimated cost of product warranties by considering historical material, labor and overhead expenses and applying the experience rates to the outstanding warranty period for products sold. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates and warranty costs. If actual product failure rates, material usage, service delivery costs or overhead costs differ from our estimates, we would be required to revise our estimated warranty liability.

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

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility for 2012, 2011 and 2010 and based on a weighted average of our own historical volatility and of the average volatilities of other guideline companies in the same industry for 2009. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted since adoption of ASC 718 was derived from the short-cut method described in SEC’s Staff ASC 718. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. We adopted this new accounting guidance effective January 1, 2012. The adoption of this guidance had no material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by November 15, 2014. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31, 2012	2013	2014
Investments (at fair value)	$66,084	$46,013	$20,071
Weighted average interest rate	0.27%	0.26%	0.29%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 50% of our total international revenues during the year ended December 31, 2012. Substantially all of the remaining 50% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in

U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included beginning on page F-1 and are incorporated in this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cynosure, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2012 of Cynosure, Inc. and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2013 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2013 Proxy Statement under the caption “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2013 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. Copies of our code of conduct are available without charge upon written request directed to Corporate Secretary, Cynosure, Inc., 5 Carlisle Road, Westford, Massachusetts 01886.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2013 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2013 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2013 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2013 Proxy Statement under the captions “RELATED-PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2013 Proxy Statement under the caption “PROPOSAL 3—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this report by reference.

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

Date: March 8, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 8, 2013

/s/ TIMOTHY W. BAKER Timothy W. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2013

/s/ BRIAN M. BAREFOOT Brian M. Barefoot	Director	March 8, 2013

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	March 8, 2013

/s/ ANDREA CANGIOLI Andrea Cangioli	Director	March 8, 2013

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 8, 2013

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	March 8, 2013

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 8, 2013

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$86,057	$35,694
Short-term marketable securities	40,617	31,379
Accounts receivable, net of allowance of $2,043 and $1,872 in 2012 and 2011, respectively	17,970	12,853
Inventories	32,906	29,568
Prepaid expenses and other current assets	5,149	3,038
Deferred income taxes	783	701

Total current assets	183,482	113,233
Property and equipment, net	8,207	7,705
Long-term marketable securities	20,071	6,595
Goodwill and intangibles, net	21,748	23,486
Other assets	1,061	561

Total assets	$234,569	$151,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,346	$8,474
Amounts due to related party	1,896	1,550
Accrued expenses	17,201	13,944
Deferred revenue	6,319	6,388
Capital lease obligations	322	239

Total current liabilities	34,084	30,595
Capital lease obligations, net of current portion	432	494
Deferred revenue, net of current portion	281	367
Other noncurrent liabilities	2,265	497
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2012 and 2011 Issued—no shares as of December 31, 2012 and 2011	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2012 and 2011
Issued—16,402 Class A shares at December 31, 2012; Issued—9,828 Class A shares and 2,975 Class B shares at December 31, 2011	17	13
Additional paid-in capital	190,979	124,506
Retained Earnings (accumulated deficit)	10,283	(678)
Accumulated other comprehensive loss	(1,599)	(2,041)
Treasury stock, 233 Class A shares, at cost, at December 31, 2012; 197 Class A and 36 Class B shares, at cost, at December 31, 2011	(2,173)	(2,173)

Total stockholders’ equity	197,507	119,627

Total liabilities and stockholders’ equity	$234,569	$151,580

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Product revenues	$128,513	$88,361	$62,357
Parts, accessories and service revenues	24,980	22,241	19,418

Total revenues	153,493	110,602	81,775
Cost of revenues	64,567	48,294	35,388

Gross profit	88,926	62,308	46,387
Operating expenses:
Sales and marketing	47,543	39,142	32,818
Research and development	12,972	10,079	7,300
Amortization of intangible assets acquired	1,368	854	—
General and administrative	14,910	14,255	11,312

Total operating expenses	76,793	64,330	51,430

Income (loss) from operations	12,133	(2,022)	(5,043)
Interest income, net	60	126	163
Other income (expense), net	532	(202)	(224)

Income (loss) before provision for income taxes	12,725	(2,098)	(5,104)
Provision for income taxes	1,764	807	442

Net income (loss)	$10,961	$(2,905)	$(5,546)

Basic net income (loss) per share	$0.83	$(0.23)	$(0.44)

Diluted net income (loss) per share	$0.79	$(0.23)	$(0.44)

Basic weighted average common shares outstanding	13,189	12,585	12,666

Diluted weighted average common shares outstanding	13,792	12,585	12,666

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$10,961	$(2,905)	$(5,546)

Other comprehensive income (loss) components:
Cumulative translation adjustment	452	(97)	(510)
Unrealized (loss) gain on marketable securities	(10)	(6)	23

Total other comprehensive income (loss)	442	(103)	(487)

Comprehensive income (loss)	$11,403	$(3,008)	$(6,033)

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A and B Treasury Stock		Total Stockholders’ Equity
	Shares	$0.001 Par Value				Shares	Cost
Balance at December 31, 2009	12,750	$13	$117,814	$7,773	$(1,451)	(39)	$(319)	$123,830

Stock-based compensation expense	—	—	3,807	—	—	—	—	3,807
Exercise of stock options	11	—	85	—	—	—	—	85
Repurchase of common stock	—	—	—	—	—	(146)	(1,389)	(1,389)
Net loss	—	—		(5,546)	—	—	—	(5,546)
Cumulative translation adjustment	—	—	—	—	(510)	—	—	(510)
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	23	—	—	23

Balance at December 31, 2010	12,761	$13	$121,706	$2,227	$(1,938)	(185)	$(1,708)	$120,300

Stock-based compensation expense	—	—	2,559	—	—	—	—	2,559
Exercise of stock options	42	—	241	—	—	—	—	241
Repurchase of common stock	—	—		—	—	(48)	(465)	(465)
Net loss	—	—	—	(2,905)	—	—	—	(2,905)
Cumulative translation adjustment	—	—	—	—	(97)	—	—	(97)
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	(6)	—	—	(6)

Balance at December 31, 2011	12,803	$13	$124,506	$(678)	$(2,041)	(233)	$(2,173)	$119,627

Stock-based compensation expense	—	—	2,913	—	—	—	—	2,913
Exercise of stock options	759	1	7,157	—	—	—	—	7,158
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	1,153	—	—	—	—	1,153
Public offering of common stock	2,840	3	55,250	—	—	—	—	55,253
Net income	—	—	—	10,961	—	—	—	10,961
Cumulative translation adjustment	—	—	—	—	452	—	—	452
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	(10)	—	—	(10)

Balance at December 31, 2012	16,402	$17	$190,979	$10,283	$(1,599)	(233)	$(2,173)	$197,507

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$10,961	$(2,905)	$(5,546)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,870	6,894	5,431
Gain on investments	—	—	(21)
Stock-based compensation	2,910	2,561	3,843
Deferred income taxes	(352)	(46)	(221)
(Gain) loss on disposal of fixed assets	(19)	(55)	62
Net accretion of marketable securities	1,480	1,086	877
Changes in operating assets and liabilities:
Accounts receivable	(4,861)	(469)	883
Inventories	(6,183)	(10,343)	(1,988)
Net book value of demonstration inventory sold	884	999	1,244
Prepaid expenses and other current assets	(980)	908	2,480
Accounts payable	(151)	2,168	71
Due to related party	347	(238)	448
Tax benefit from stock option exercises	(1,178)	(33)	(2)
Accrued expenses	4,704	3,254	1,116
Deferred revenue	(135)	2,395	(883)
Other noncurrent liabilities	319	2	—

Net cash provided by operating activities	14,616	6,178	7,794
Investing activities:
Purchases of property and equipment	(3,116)	(903)	(663)
Proceeds from the sales and maturities of securities	45,400	84,820	72,718
Purchases of marketable securities	(69,878)	(54,488)	(95,768)
Acquisitions	—	(26,970)	—
Decrease (increase) in other assets	110	(34)	—

Net cash (used in) provided by investing activities	(27,484)	2,425	(23,713)
Financing activities:
Excess tax benefit on options exercised	1,178	33	2
Repurchases of common stock	—	(465)	(1,389)
Proceeds from public offering of common stock	55,253	—	—
Proceeds from stock option exercises	7,158	241	85
Payments on capital lease obligation	(305)	(102)	(235)

Net cash provided by (used in) financing activities	63,284	(293)	(1,537)
Effect of exchange rate changes on cash and cash equivalents	(53)	(50)	93

Net increase (decrease) in cash and cash equivalents	50,363	8,260	(17,363)
Cash and cash equivalents, beginning of year	35,694	27,434	44,797

Cash and cash equivalents, end of year	$86,057	$35,694	$27,434

Supplemental cash flow information:
Cash paid for interest	$42	$32	$57

Cash paid for income taxes	$1,767	$1,160	$1,021

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$2,988	$3,205	$4,802
Assets acquired under capital lease	$351	$695	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cynosure, Inc. (Cynosure or the Company) develops and markets aesthetic treatment systems that are used by physicians and other practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, treat multi-colored tattoos, rejuvenate the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite and treat onychomycosis. Cynosure sells its products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico and through international distributors in approximately 100 other countries. Cynosure markets and sells its products primarily to the dermatology, plastic surgery and general medical markets, both domestically and internationally. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Components particularly subject to estimation include the allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles, deferred tax assets, liabilities and valuation allowances, fair value of stock options and investments and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation within the consolidated statements of operations.

Cash, Cash Equivalents, Short and Long-Term Marketable Securities

Cynosure considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Cynosure accounts for short and long-term marketable securities as available-for-sale in accordance with Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities Topic. Under ASC 320, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. ASC 320 requires Cynosure to recognize all marketable securities on the consolidated balance sheets at fair value. Cynosure’s marketable securities are stated at fair value based on quoted market prices. Adjustments to the fair value of marketable securities that are classified as available-for-sale are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive loss in shareholders’ equity. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. The cost of securities sold is determined by the specific identification method. Cynosure continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, short and long-term marketable securities, accounts receivable and capital leases. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, approximates their carrying value at December 31, 2012 and 2011.

ASC 820, Fair Value Measurement Topic, applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.

Accounts Receivable and Concentration of Credit Risk

Cynosure’s accounts receivable balance, net of allowance for doubtful accounts, was $18.0 million as of December 31, 2012, compared with $12.9 million as of December 31, 2011. The allowance for doubtful accounts as of December 31, 2012 was $2.0 million and as of December 31, 2011 was $1.9 million. Cynosure maintains an allowance for doubtful accounts based upon the aging of its receivable balances, known collectibility issues and Cynosure’s historical experience with losses. Cynosure works to mitigate bad debt exposure through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Cynosure’s revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales that the Company considers to be at risk.

No customer accounted for 10% or greater of revenue during 2012, 2011 or 2010. No customer accounted for 10% or greater of accounts receivable as of December 31, 2012 or 2011. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$1,872	$2,207	$2,983
Additions	591	167	933
Deductions	(420)	(502)	(1,709)

Balance at end of year	$2,043	$1,872	$2,207

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2012	2011
	(In thousands)
Raw materials	$9,076	$7,645
Work in process	1,134	1,437
Finished goods	22,696	20,486

	$32,906	$29,568

Included in finished goods are lasers used for demonstration purposes. Cynosure’s policy is to include demonstration lasers as inventory for a period of up to one year after being used by the sales force at which time the demonstration lasers are either sold or transferred to fixed assets at the lower of cost or market and depreciated over their estimated useful life of three years. Similar to any other finished goods in inventory, Cynosure accounts for such demonstration inventory in accordance with the policy for excess and obsolescence review of Cynosure’s entire inventory.

Cynosure’s excess and obsolescence reserve policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Cynosure regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Cynosure recognizes such costs as cost of goods sold at the time of such determination. Although Cynosure performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Cynosure’s inventory and reported operating results.

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

Intangible Assets

Cynosure capitalizes and includes in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. Cynosure amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 20 years. Cynosure evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, Cynosure estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, Cynosure uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, Cynosure will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Cynosure does not amortize its goodwill, but instead tests for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. Cynosure’s annual test for impairment occurs on the first day of its fourth quarter.

Cynosure has adopted ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Cynosure has one reporting unit for goodwill impairment testing and has performed a qualitative assessment on that reporting unit. As a result of this assessment, the Company determined that goodwill is not impaired as of December 31, 2012.

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

In accordance with the provisions of ASC 605-45, Revenue Recognitions Topic—Principal Agent Considerations, Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Shipping and handling costs included as a component of cost of revenue totaled $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cynosure collects sales tax from its customers on product sales for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. Cynosure presents its sales taxes on a net basis; therefore, these taxes are excluded from revenues.

Product Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account, which is a component of accrued expenses in the consolidated balance sheets:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$3,171	$2,112	$2,440
Warranty provision related to new sales	4,641	4,729	3,550
Warranty provision assumed from acquisitions	—	342	—
Costs incurred	(4,397)	(4,012)	(3,878)

Balance at end of year	$3,415	$3,171	$2,112

Royalty Costs

Under a cross-license agreement with Palomar Medical Technologies, Inc. (“Palomar”), Cynosure has a non-exclusive license to integrate its products for certain hair removal technology covered by specified U.S. and foreign patents held by Palomar, and Palomar has a non-exclusive license under certain U.S. and foreign patents held by Cynosure. In connection with this agreement, Cynosure has agreed to pay royalties to Palomar on future sales of certain hair removal-only products. The royalty rate for sales of hair removal products ranges from 3.75% to 7.5% of net sales, depending upon product configuration and the number of energy sources. These expenses are recorded as a component of cost of revenues in the consolidated statement of operations. Cynosure’s revenues from systems that do not include hair removal capabilities and revenues from service are not subject to any royalties under this agreement.

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

In June 2009, Cynosure entered into a cooperative development agreement (“Agreement”) with Unilever Ltd. (“Unilever”) to develop and commercialize light-based devices for the emerging home use personal care market. Under the terms of this Agreement, Cynosure performs certain research and development activities to assist in the advancement of the commercialization of these devices, the cost of which is partially funded by Unilever. Cynosure incurred $4.1 million, $1.8 million, and $0.9 million of research and development costs in connection with this Agreement during fiscal 2012, 2011 and 2010, respectively, and recorded $3.3 million, $1.7 million, and $0.7 million of reimbursements from Unilever as a reduction to research and development expenses in the respective fiscal periods. In July 2012, Cynosure received FDA clearance in the United States to market the product in the United States. Unilever expects to launch the product commercially in 2013. Once the product is commercialized, Cynosure will be entitled to future royalty payments from Unilever.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement gains (losses) of approximately $360,000, $(318,000) and $(274,000) during 2012, 2011 and 2010, respectively, which are included in other income (expense), net, in the consolidated statements of operations.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the year ended December 31, 2012 were as follows (in thousands):

	Unrealized Gain (Loss) on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance—December 31, 2011	$23	$(2,064)	$(2,041)
Current period other comprehensive (loss) gain	(10)	452	442

Balance—December 31, 2012	$13	$(1,612)	$(1,599)

Stock-Based Compensation

Cynosure follows the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718). Cynosure expenses the fair value of stock options over the service period. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Cynosure reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the options that are vesting.

Cynosure recorded stock-based compensation expense of $2.9 million, $2.6 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cynosure capitalized $18,000 and $15,000, respectively, of stock-based compensation expense as a part of inventory as of December 31, 2012 and 2011.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of revenues	$127	$134	$289
Sales and marketing	857	829	1,715
Research and development	495	446	538
General and administrative	1,431	1,152	1,301

Total stock-based compensation expense	$2,910	$2,561	$3,843

As of December 31, 2012, there was $4.5 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted average period of 1.66 years. Cash received from option exercises was $7.2 million, $0.2 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Cynosure granted 405,790, 411,104 and 440,711 stock options during the years ended December 31, 2012, 2011 and 2010, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the years ended December 31, 2012, 2011 and 2010 was $9.23, $7.26 and $5.79, respectively, using the following assumptions:

Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.61% - 0.86%	0.87% - 2.37%	1.49% - 2.50%
Expected dividend yield	—	—	—
Expected term	5.8 years	5.8 years	5.8 years
Expected volatility	56% - 57%	55% - 57%	57% - 59%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility for the 2012, 2011 and 2010 periods. Cynosure’s expected term of options granted during the years ended December 31, 2012, 2011 and 2010 was derived from the simplified method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

In March 2012, Cynosure commenced an option exchange program in which it offered eligible option holders the opportunity to voluntarily exchange certain “underwater” stock options for a lesser number of new stock options with a lower exercise price. Cynosure’s U.S. employees were eligible to participate in the exchange program, and Cynosure’s directors and executive officers were not eligible to participate. The exchange ratios for the exchange program were determined by using the Black-Scholes option pricing model to approximate a “value-for-value” exchange, meaning that the fair value of the eligible stock options was equal to the fair value of the new stock options. The exchange program, which was subject to Rule 13e-4 under the Securities Exchange Act of 1934, as amended, was completed on April 13, 2012.

In the exchange program, 90 eligible option holders tendered eligible options with exercise prices of $20.00 or greater to purchase an aggregate of 325,946 shares of Class A common stock, representing 96% of the total shares of Class A common stock underlying options eligible for exchange. New stock options were granted to purchase an aggregate of 280,771 shares of Class A common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the exchange program is $19.78, which was the closing price of Cynosure’s Class A common stock as reported by The Nasdaq Global Market on April 13, 2012. All eligible stock options were fully vested as of April 13, 2012, when the exchange program was completed. Because the fair value of the eligible stock options was equal to the fair value of the new stock options calculated using the Black-Scholes option pricing model, Cynosure did not recognize any incremental stock-based compensation expense as a result of the exchange program.

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

Net Income (loss) per Common Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. For the years ended December 31, 2011 and 2010, common shares outstanding include both Class A and Class B as each share participated equally in earnings. Class B shares were convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$10,961	$(2,905)	$(5,546)

Basic weighted average common shares outstanding	13,189	12,585	12,666
Weighted average common stock equivalents	603	—	—

Diluted weighted average common shares outstanding	13,792	12,585	12,666

Basic net income (loss) per share	$0.83	$(0.23)	$(0.44)

Diluted net income (loss) per share	$0.79	$(0.23)	$(0.44)

For the year ended December 31, 2012, options to purchase approximately 0.7 million shares of Cynosure’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the years ended December 31, 2011 and 2010 the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for those periods would be antidilutive based on the net loss for the period. During the years ended December 31, 2011 and 2010, respectively, outstanding options to purchase 2.0 million and 1.6 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued accounting guidance that requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity only. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Cynosure adopted this new accounting guidance effective January 1, 2012. The adoption of this guidance had no material effect on Cynosure’s financial condition, results of operations or cash flows.

3. Fair Value

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,655	$—	$—	$5,655
State and municipal bonds(2)	—	55,713	—	55,713
Treasuries and government agencies(3)	—	10,371	—	10,371
Equity securities	21	—	—	21

Total	$5,676	$66,084	$—	$71,760

(1)	Included in cash and cash equivalents at December 31, 2012.
(2)	$4.4 million included in cash and cash equivalents at December 31, 2012.
(3)	$1.0 million included in cash and cash equivalents at December 31, 2012.

4. Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2012 consist of approximately $66.1 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $21,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of December 31, 2012, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$4,417	$4,417	$—	$—
Government agencies	1,000	1,000	—	—

Total cash equivalents	$5,417	$5,417	$—	$—

Short-term marketable securities:
State and municipal bonds	$33,250	$33,251	$6	$(7)
Treasuries and government agencies	7,346	7,345	1	—
Equity securities	21	6	15	—

Total short-term marketable securities	$40,617	$40,602	$22	$(7)

Long-term marketable securities:
State and municipal bonds	$18,046	$18,052	$2	$(8)
Treasuries and government agencies	2,025	2,021	4	—

Total long-term marketable securities	$20,071	$20,073	$6	$(8)

Total available-for-sale securities	$66,105	$66,092	$28	$(15)

Total marketable securities	$60,688

As of December 31, 2011, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$3,264	$3,263	$1	$0

Total cash equivalents	$3,264	$3,263	$1	$0

Short-term marketable securities:
State and municipal bonds	$18,868	$18,858	$12	$(2)
Treasuries and government agencies	12,505	12,499	6	0
Equity securities	6	5	1	0

Total short-term marketable securities	$31,379	$31,362	$19	$(2)

Long-term marketable securities:
State and municipal bonds	$4,719	$4,713	$6	$0
Treasuries and government agencies	1,876	1,875	1	0

Total long-term marketable securities	$6,595	$6,588	$7	$0

Total available-for-sale securities	$41,238	$41,213	$27	$(2)

Total marketable securities	$37,974

As of December 31, 2012, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$55,713	$37,667	$18,046	$—
Treasuries and government agencies	10,371	8,346	2,025	—

Total available-for-sale debt securities	$66,084	$46,013	$20,071	$—

5. Goodwill and Other Intangible Assets

Changes to goodwill during the year ended December 31, 2012 were as follows (in thousands):

Total
Balance—December 31, 2011	$15,712
Translation adjustment	99

Balance—December 31, 2012	$15,811

Other intangible assets consist of the following at December 31, 2012 and December 31, 2011 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
December 31, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	38	24	—	3	65
Accumulated amortization	(1,292)	(195)	(2,019)	(272)	(5)	(3,783)

Balance, December 31, 2012	$1,958	$227	$1,328	$2,378	$46	$5,937

December 31, 2011
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	27	20	—	2	49
Accumulated amortization	(874)	(147)	(812)	(93)	(4)	(1,930)

Balance, December 31, 2011	$2,376	$264	$2,531	$2,557	$46	$7,774

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

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $1.2 million and $0.1 million, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of December 31, 2012, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

2013	$1,303
2014	950
2015	765
2016	380
2017	344
2018 and Thereafter	2,154

Total	$5,896

The table above includes $0.9 million for 2013, $0.6 million for 2014, $0.4 million for 2015, $0.2 million for 2016, $0.2 million for 2017 and $1.5 million for 2018 and thereafter, to be recognized within operating expenses related to the amortization expense of intangible assets acquired through the Elemé Medical and ConBio acquisitions.

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$72,704	$43,903	$29,292
Europe	28,808	27,918	24,201
Asia/Pacific	39,991	27,357	19,373
Other	11,990	11,424	8,909

	$153,493	$110,602	$81,775

Total assets by geographic area are as follows:

	December 31,
	2012	2011
	(In thousands)
United States	$210,596	$132,041
Europe	15,623	12,688
Asia/Pacific	11,038	8,855
Eliminations	(2,688)	(2,004)

	$234,569	$151,580

Long-lived assets by geographic area are as follows:

	December 31,
	2012	2011
	(In thousands)
United States	$7,266	$6,461
Europe	1,570	1,344
Asia/Pacific	432	461

	$9,268	$8,266

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

7. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2012 Cost	2011 Cost
	(In thousands)
Equipment	3-5	$5,098	$4,217
Furniture and fixtures	3-5	1,982	2,027
Computer equipment and software	3	3,796	3,489
Leased Equipment	3-4	1,774	2,199
Leasehold improvements	5	2,504	1,589
Demonstration equipment	3	20,095	20,200
Construction in-progress		571	—

		35,820	33,721
Less: Accumulated depreciation and amortization		(27,613)	(26,016)

		$8,207	$7,705

Depreciation expense relating to property and equipment was $5.0 million, $5.7 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the cost of assets recorded under capitalized leases was approximately $1.8 million and $2.2 million, respectively, and the related accumulated amortization was approximately $0.9 million and $1.4 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2012	2011
	(In thousands)
Accrued payroll and taxes	$3,039	$2,309
Accrued employee benefits	1,149	938
Accrued warranty costs	3,415	3,171
Accrued commissions	2,620	2,295
Accrued other	6,978	5,231

	$17,201	$13,944

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at December 31:

	2012	2011
	(In thousands)
Noncurrent deferred rent	$1,473	$339
Noncurrent deferred tax liability	473	158
Noncurrent income tax reserve	319	—

	$2,265	$497

8. Related Party Transactions

Prior to Cynosure’s November 2012 public offering of common stock, El. En. S.p.A, (“El.En.”) beneficially owned approximately 22% of Cynosure’s outstanding common stock. Immediately following the closing of the public offering and as of December 31, 2012, El.En. beneficially owned 2,098,628 shares, or approximately 13%, of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the years ended December 31, 2012, 2011 and 2010 were approximately $5.8 million, $7.8 million and $5.2 million, respectively. As of December 31, 2012 and 2011, amounts due to related party for these purchases were approximately $1.9 million and $1.5 million, respectively. There were no amounts due from El.En. as of December 31, 2012 or 2011.

9. Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual-class capital structure consisting of $0.001 par value Class A common stock and Class B common stock. Cynosure has authorized 61,500,000 shares of $0.001 par value Class A common stock and 8,500,000 shares of $0.001 par value Class B common stock.

On November 21, 2012, Cynosure completed a public offering pursuant to which Cynosure issued and sold 2,840,000 shares of its Class A common stock, and El.En. sold 840,000 shares of its Class A common stock. In connection with the closing of the offering, all outstanding shares of Class B common stock converted on a one-for-one basis into shares of Class A common stock. As a result, there are no longer any shares of Cynosure’s

Class B common stock issued or outstanding, and Cynosure may not issue shares of Class B common stock in the future. Cynosure received aggregate net proceeds, after deducting underwriting discounts and commissions and other offering expenses, of approximately $55.3 million in the offering.

As of December 31, 2012, there were 16,402,041 shares of Class A common stock and no shares of Class B common stock issued.

The rights, preferences and privileges of Class A common stock are as follows:

Voting Rights

The holders of Class A common stock will be entitled to one vote per share with respect to each matter presented to Cynosure stockholders on which the holders of common stock are entitled to vote.

Conversion

Cynosure’s Class A common stock is not convertible into any other shares of Cynosure’s capital stock.

Dividends

Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock shall be entitled to share equally, on a per share basis, in any dividends that Cynosure’s board of directors may determine to issue from time to time.

Liquidation Rights

In the event of Cynosure’s liquidation or dissolution, the holders of Class A common stock shall be entitled to share equally, on a per share basis, in all assets remaining after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

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

Treasury Stock

In July 2009, Cynosure’s Board of Directors authorized the repurchase of up to $10 million of its Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless Cynosure’s Board of Directors discontinues it sooner. During the year ended December 31, 2012, Cynosure did not repurchase any of its common stock under this program. As of December 31, 2012, Cynosure has repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

10. Stock-Based Compensation

2004 Stock Option Plan

In October 2004, the Board of Directors adopted and the stockholders approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2012, there were no shares available for future grant under the 2004 Plan.

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

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. At December 31, 2012 the number of shares of Class A common stock reserved for issuance under the 2005 Plan is 2,788,369 shares. Options granted under the Plan vest either (i) over a 36-month period at the rate of 8.33% each quarter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2012, there are 31,517 shares available for future grant under the 2005 Plan. In February 2013, the number of shares of Class A common stock reserved for issuance under the 2005 Plan increased by 300,000 shares in accordance with the terms of the plan.

Stock option activity under the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	1,829,238	$3.00 - $36.94	$15.47		$3,584
Unvested	546,265	5.07 - 14.04	11.97		498

Outstanding, December 31, 2011	2,375,503	3.00 - 36.94	14.66	6.67 years	4,082
Granted	686,561	11.76 - 24.99	18.65		3,771
Exercised	(759,353)	3.00 - 21.73	9.43		11,811
Forfeited	(350,100)	6.78 - 36.94	25.33		527

Outstanding, December 31, 2012	1,952,611	$3.00 - $36.94	$16.18	6.49 years	$16,114

Vested	1,424,788	3.00 - 36.94	16.20	5.63 years	11,890
Unvested	527,823	9.56 - 24.99	16.15	8.78 years	4,224

Vested or expected to vest, December 31, 2012	1,943,755	$3.00 - $36.94	$16.20	6.48 years	$16,019

Exercisable, December 31, 2012	1,424,788	$3.00 - $36.94	$16.20	5.63 years	$11,890

11. Income Taxes

Income (loss) before income tax provision consists of the following:

	2012	2011	2010
	(In thousands)
Domestic	$10,344	$(2,710)	$(7,455)
Foreign	2,381	612	2,351

Total	$12,725	$(2,098)	$(5,104)

The provision for income taxes consists of:

	2012	2011	2010
	(In thousands)
Current:
Federal	$1,382	$241	$(368)
State	128	179	46
Foreign	606	433	985

Total current	2,116	853	663
Deferred:
Federal	152	—	—
State	—	—	—
Foreign	(504)	(46)	(221)

Total deferred	(352)	(46)	(221)

	$1,764	$807	$442

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2012	2011	2010
Income tax provision at federal statutory rate:	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from -
State taxes, net of federal benefit	0.7	(8.9)	0.8
Nondeductible expenses	2.1	(12.1)	(3.5)
Tax-exempt interest income	(0.3)	1.4	0.7
Effect of foreign taxes	(1.8)	3.6	6.9
Stock-based compensation	(0.9)	(0.6)	(2.3)
Research and development credit	—	23.9	4.3
Change in uncertain tax positions	2.5	—	—
Change in valuation allowance	(20.5)	(81.5)	(54.3)
Other	(2.9)	0.7	3.7

Effective income tax rate	13.9%	(38.5)%	(8.7)%

Significant components of Cynosure’s net deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Short-term deferred tax assets:
Reserves and allowances	$2,741	$2,474
Other temporary differences	1,190	1,320
Valuation allowance	(3,148)	(3,093)

Net short-term deferred tax assets	$783	$701
Long-term deferred tax assets (liabilities):
Domestic net operating loss and tax credit carryovers	$1,692	$4,468
Foreign net operating loss carryforwards	682	739
Depreciation	(387)	(318)
Stock-based compensation	5,620	6,326
Intangible assets	520	181
Other long-term differences	664	293
Valuation allowance	(8,656)	(11,847)

Net long-term deferred tax assets (liabilities)	$135	$(158)
Net deferred tax assets	$918	$543

In 2012, the Company recorded an income tax provision of $1.8 million, representing an effective tax rate of 13.9%. The difference between the statutory tax rate and the effective tax rate was primarily due to the impact of foreign operations and the release of valuation allowance against domestic tax attributes which could be utilized to offset current year domestic income. During the fourth quarter of 2009, Cynosure determined that its net domestic deferred tax assets were no longer more-likely-than-not realizable. At December 31, 2012, Cynosure’s domestic tax group is in a cumulative three-year pre-tax book loss. Cynosure maintains a full valuation allowance against its net domestic deferred tax assets, due to the uncertainty surrounding the future realization of these deferred tax assets. At December 31, 2012, Cynosure has no additional U.S. carryback capacity. At December 31, 2012, Cynosure has domestic federal net operating loss carryforwards of approximately $0.9 million, state net operating loss carryforwards of $4.7 million and federal tax credit carryforwards of $1.9 million that are available to reduce future taxable income. The entire federal net operating loss carryforward, $2.6 million of the state net operating loss carryforwards and $1.1 million of the federal tax credit carryforwards relate to excess stock based compensation tax deductions for which the benefit will be recorded to additional paid-in capital when recognized. The federal and state net operating losses begin to expire in 2030 and 2014, respectively. The federal tax credits begin to expire in 2025.

At December 31, 2012, Cynosure has foreign net operating losses of approximately $2.4 million in Germany and Mexico that are available to reduce future income. Foreign net operating losses in Germany do not expire. Mexican net operating losses will begin to expire in 2019. During the fourth quarter of 2012, Cynosure released the valuation allowance provided against Germany’s net deferred tax assets, as the jurisdiction is in a three year cumulative pre-tax book income position and is forecasting to be profitable in the future. The German net operating loss carryforwards have an unlimited carryforward. A discrete tax benefit of $0.6 million was recorded in the fourth quarter of 2012 for the release of Germany’s valuation allowance. As of December 31, 2012, Cynosure continues to maintain a full valuation allowance on its net deferred tax assets in Japan and Mexico due to the uncertainty surrounding the future realization of the deferred tax assets in these jurisdictions. The income tax valuation allowance decreased by $3.1 million during 2012.

Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $11.7 million, because such earnings are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as Cynosure’s subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. Cynosure does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

ASC 740, Accounting for Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$—	$—	$—
Increases for tax positions taken during current period	398	—	—
Increases for tax positions taken in prior periods	188	—	—
Decreases for tax settlements and lapse in statutes	—	—	—

Balance at end of year	$586	$—	$—

At December 31, 2012, Cynosure had gross tax-effected unrecognized tax benefits of $0.6 million, of which $0.3 million, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2012 and 2011 in the statements of operations and balance sheet was immaterial. It is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.2 million in the next 12 months, due to a lapse in the statute of limitations.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, Cynosure is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2008.

12. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $419,000, $357,000 and $265,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Commitments and Contingencies

Lease Commitments

Cynosure leases its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through June 2018. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $2.1 million, $1.8 million and $1.7 million, respectively.

Cynosure leases certain equipment and vehicles under operating and capital lease agreements with payments due through June 2018. Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
2013	$1,862	$332
2014	1,324	306
2015	1,349	111
2016	1,368	16
2017	1,366	5
Thereafter	692	—

Total minimum lease payments	$7,961	$770

Less amount representing interest		(16)

Present value of obligations under capital leases		$754
Current portion of capital lease obligations		322

Capital lease obligations, net of current portion		$432

Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (“the TCPA”) in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded Cynosure $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013, that court granted Cynosure’s motion to dismiss the plaintiff’s claims.

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

14. Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2012. This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share data)
Revenues	$34,168	$39,573	$37,083	$42,669
Gross profit	$19,508	$23,040	$21,587	$24,791
Income from operations	$858	$3,693	$3,343	$4,239
Net income	$819	$2,680	$3,423	$4,039
Basic net income per share	$0.07	$0.21	$0.26	$0.28
Diluted net income per share	$0.06	$0.20	$0.25	$0.27

	Quarter Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share data)
Revenues	$21,884	$26,339	$28,277	$34,102
Gross profit	$12,081	$15,066	$15,974	$19,187
Loss (income) from operations	$(1,866)	$(1,196)	$(387)	$1,427
Net (loss) income	$(1,894)	$(1,300)	$(792)	$1,081
Basic net (loss) income per share	$(0.15)	$(0.10)	$(0.06)	$0.08
Diluted net (loss) income per share	$(0.15)	$(0.10)	$(0.06)	$0.08

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.3*	2005 Stock Incentive Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed February 2, 2013 (333-186398))

10.4*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.5*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.6*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.7†	Distribution Agreement, effective as of October 26, 2012, between the Company and El.En. S.p.A.

10.8	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 7, 2012)

10.9	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 7, 2006)

10.10*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101**	The following materials from the Cynosure, Inc. Annual Report on Form 10-K for the year ended December 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.