Form 10-K/A
period 2012-12-31
CYNOSURE INC
filed 2013-04-29
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 29, 2012: $204,672,992.

The number of shares outstanding of the registrant’s Class A common stock, as of April 25, 2013 was 16,210,071

EXPLANATORY NOTE

Cynosure, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

The references in this Amendment to the Company’s corporate website are not intended to, and do not, incorporate by reference into this Amendment any materials contained on such website.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

Set forth below is information about each member of our board of directors. This information includes each director or nominee’s age as of April 5, 2013 and length of service as a director of the Company, his or her principal occupation and business experience for at least the past five years and the names of other publicly held companies of which he or she serves as a director. There are no family relationships among any of our directors, nominees for director and executive officers.

Classified Directors

Directors Whose Terms Expire in 2013 (Class II Classified Directors)

Andrea Cangioli. Age 45. Mr. Cangioli has been a director since 2002. Mr. Cangioli has served as a director and the general manager of El.En. since 1992. Mr. Cangioli also serves on the boards of other El.En. affiliated companies. We believe Mr. Cangioli’s qualifications to sit on our board of directors include his almost 20 years of experience with a global technology company in the light-based technology industry, as well as his executive leadership and management experience. Mr. Cangioli’s term will expire at our 2013 annual meeting. Our board of directors and management extend their gratitude to Mr. Cangioli for his many years of contributions to Cynosure.

Marina Hatsopoulos. Age 47. Ms. Hatsopoulos has been a director since November 2008. Ms. Hatsopoulos has been a private investor since 2007. From August 2005 to September 2007, she was a director of Contex Holdings, a leading manufacturer of large-format scanners. From December 1994 to August 2005, she served as chief executive officer and director of Z Corporation, a leader in the 3D printing market, which was sold to Contex Scanning Technology in 2005. From 2005 through 2010, Ms. Hatsopoulos served as a director of the GSI Group Inc., a supplier of precision technology to the global medical, electronics and industrial markets and semiconductor systems. From 2007 until its sale to Sara Lee in 2011, Ms. Hatsopoulos was a director of Tea Forte, a supplier of luxury tea products. Since 2012, she has served as the chairperson of the board of directors of Levitronix Technologies, the worldwide leader in magnetically levitated bearingless motor technology, and as a director of Dear Kate, a women’s apparel company. Ms. Hatsopoulos has experience serving as a director and advisor for both public and private companies, which enhances her contributions to the board of directors. Her leadership skills and executive experience enable her to be an effective board member.

Directors Whose Terms Expire in 2014 (Class III Classified Directors)

Michael R. Davin. Age 55. Mr. Davin has been our president and chief executive officer and a director since September 2003, and became the chairman of our board of directors in October 2004. Mr. Davin has over 25 years of experience in the light-based technology field. From 1998 to 2003, Mr. Davin served as co-founder and vice president of worldwide sales and strategic development of Cutera, Inc., a provider of laser and other light-based aesthetic treatment systems. Prior to co-founding Cutera, Mr. Davin spent 11 years at Coherent Medical, a manufacturer of laser, optics and related equipment, in senior management positions in sales, marketing and clinical development. We believe Mr. Davin’s qualifications to serve on our board of directors include his two decades of experience in the light-based technology industry, including nearly 10 years as our president and chief executive officer.

Ettore V. Biagioni. Age 54. Mr. Biagioni has been a director since 2005. Since 2004, Mr. Biagioni has been a managing partner of Alothon Group LLC, a private equity firm which he co-founded. From 1998 to 2004, Mr. Biagioni served as head of the Latin America Private Equity Group of Deutsche Bank/Bankers Trust Company. Mr. Biagioni serves on the boards of directors of several private companies. We believe Mr. Biagioni’s qualifications to serve on our board of directors include his experience serving as a director for other companies, which enhances his contributions to our board. In addition, his leadership skills and financial experience enable him to be an effective board member.

Directors Whose Terms Expire in 2015 (Class I Classified Directors)

Thomas H. Robinson. Age 54. Mr. Robinson has been a director since 2005. Since September 2011, Mr. Robinson has served as a partner with RobinsonButler, an executive search firm. During 2010, Mr. Robinson served as managing director at Russell Reynolds Associates. From 1998 to 2010, Mr. Robinson served as managing partner of the North American medical technology practice, which includes the medical device, hospital supply/distribution and medical software areas, of Spencer Stuart, Inc., a global executive search firm. From 2002 to 2010, Mr. Robinson had been a member of Spencer Stuart’s board services practice, which assists corporations to identify and recruit outside directors. From 1998 to 2000, Mr. Robinson headed Spencer Stuart’s North American biotechnology specialty practice. From 1993 to 1997, Mr. Robinson served as president of the emerging markets business at Boston Scientific Corporation, a global medical devices manufacturer. From 1991 to 1993, Mr. Robinson served as president and chief operating officer of Brunswick Biomedical, a cardiology medical device company. In 2009, Mr. Robinson became a director of SANUWAVE Health, a publicly-traded regenerative medicine company. Mr. Robinson’s qualifications to serve on our board of directors include his experience in and knowledge of the medical technology industry, combined with his operational and corporate governance experience.

Brian M. Barefoot. Age 70. Mr. Barefoot has been a director since 2011. From 2001 to 2008, Mr. Barefoot served as Babson College president. From 1996 to 2001, Mr. Barefoot served as chairman of the board of trustees of Babson College. Mr. Barefoot serves on the boards of directors of Blue Cross Blue Shield of Massachusetts, where he is Chair of the Finance and Business Performance Committee and a member of the audit committee. Mr. Barefoot serves as a director of Array Health Solutions, Inc., a health care technology and services company, and of Big Belly Solar, a renewable energy-focused waste collection company, and he is a senior advisor to Carl Marks Advisory Group LLC, a New York-based middle market merchant bank. Mr. Barefoot’s qualifications to serve on our board of directors include his corporate governance experience combined with his leadership skills and experience derived from more than three decades in financial services.

Nominee for Classified Director With Term Expiring in 2016 (Class II Classified Director)

William O. Flannery. Age 67. Mr. Flannery has served as our Secretary since 2004, and is expected to resign as Secretary effective immediately prior to our annual meeting. Since 1993, Mr. Flannery has maintained his own legal practice focusing on the representation of technology-based companies. Since 1993, he has also served as of counsel to Goulston & Storrs P.C., a law firm, of which he was a partner from 1992 to 1993. From 1985 to 1992, Mr. Flannery served as the general counsel of Thermo Electron Corporation, and as its vice president—administration from 1990 to 1992. He served on the board of directors of the Massachusetts Municipal Wholesale Electric Company, a state charted association of municipal utilities, including as chairman from 1997 to 1998. From 2000 to 2006, Mr. Flannery served as counsel to and a director of Cyterra Corporation, a supplier of mine detection systems. From 2001 to 2005, he served as counsel to and a director of Z Corporation. From 1994 to 2001, he served as counsel to and a director of True Technology, a medical device company. From 2002 to 2005, he served as counsel to and a director of Loea Corporation, a communications company. From 1995 to 2000, he served as a director of Boston Marine Consulting, a nautical testing and design software company. We believe that Mr. Flannery’s decades of experience as a corporate and securities lawyer representing technology-based companies, and his years of experience both advising and serving on the boards of technology companies, qualify him to serve on our board of directors.

Our Executive Officers

Our executive officers and their respective ages and positions as of April 5, 2013 are described below. Our officers serve until they resign or the board terminates their position. There are no family relationships among any of our directors, nominees for director and executive officers.

Michael R. Davin. Age 55. President, Chief Executive Officer and Chairman of the Board of Directors. For more information, see “Our Board of Directors” above.

Timothy W. Baker. Age 52. Executive Vice President, Chief Financial Officer and Treasurer. Mr. Baker has been our executive vice president, chief financial officer and treasurer since March 2004. From July 2003 to February 2004, Mr. Baker served as vice president, finance of Stryker Biotech, a division of Stryker Corporation, a medical products and services provider. From July 2000 to June 2003, Mr. Baker served as president and chief financial officer of Photoelectron Corp., a provider of miniature x-ray systems for radiation therapy. From January 1996 to July 2000, Mr. Baker served as the chief financial officer and vice president of operations of Radionics, Inc., a provider of surgical devices. Mr. Baker is a certified public accountant and holds an M.B.A. in operations management.

Douglas J. Delaney. Age 46. Executive Vice President, Sales. Mr. Delaney has been our executive vice president, sales since February 2005 and has worked in medical laser sales for more than 16 years. From May 2004 until February 2005, Mr. Delaney was our vice president, North American sales, and from September 2003 until May 2004, he was our director of North American sales. From September 1999 to September 2003, Mr. Delaney served as national sales manager of Cutera.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the records and written representations by the persons required to file these reports, during the year ended December 31, 2012, the reporting persons complied with all Section 16(a) filing requirements.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on the “Corporate Governance” section of the “Investor Relations” page of our website, www.cynosure.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing requirements concerning any amendments to, or waivers from, any provision of the code.

AUDIT COMMITTEE

Our board of directors maintains a standing audit committee. The members of our audit committee are Messrs. Barefoot (Chairman) and Biagioni and Ms. Hatsopoulos. The board of directors has determined that Mr. Barefoot and Ms. Hatsopoulos are “audit committee financial experts” as defined by applicable SEC rules. Each member of the audit committee is independent as defined under applicable NASDAQ rules, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The audit committee met nine times during 2012.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

We pay each of our directors who is not an employee of, or a spouse of an employee of, us or El.En. S.p.A., whom we refer to as non-employee directors, an annual retainer as well as a fee for attendance at board committee meetings for each day that a non-employee director attends board committee meetings in person or by telephone or video conference. Our committee chairmen receive an additional annual retainer. Each of these committee chairmen is a non-employee director. We reimburse each non-employee member of the board of directors for out-of-pocket expenses incurred in connection with attending our board and committee meetings.

The compensation committee engaged Connell & Partners, a division of Gallagher Benefit Services, Inc., in 2011 as independent outside compensation consultants to assess the competitiveness of our director compensation and to provide recommendations with respect to both the levels and structure of compensation for our directors. Connell assessed the competitiveness of director compensation through comparisons with peer groups and survey sources. In July 2011, based on the recommendations of Connell, the compensation committee adopted a new director compensation plan and made adjustments to annual retainers and meeting fees for our non-employee directors, effective July 1, 2011. These amounts remained unchanged for 2012, as set forth below.

Non-Employee Director Fee Type	2012 Amount
Annual Retainer	$40,000

Audit Committee Chair Retainer	$12,000

Compensation Committee Chair Retainer	$7,000

Governance Committee Chair Retainer	$7,000

Committee Meeting Fee	$1,500

Each new non-employee director receives an option to purchase 8,000 shares of our Class A common stock upon his or her appointment to the board of directors. These options will vest annually in three equal installments subject to the non-employee director’s continued service as a director. Thereafter, each non-employee director receives an annual grant of an option to purchase 8,000 shares of our Class A common stock at each year’s annual meeting after which he or she will continue to serve as a director, provided each such non-employee director has served on the board of directors for at least six months. These options vest in full on the first anniversary of the grant date, subject to the non-employee director’s continued service as a director. Each non-employee director stock option will have such terms as the board of directors may specify in the applicable option agreement, provided that no option will be granted to a non-employee director for a term in excess of 10 years. The exercise price of all of these options will equal the fair market value of our Class A common stock on the date of grant.

Compensation for our directors, including cash and equity compensation, is determined and subject to adjustment by the board of directors.

2012 Director Compensation

The following table contains information regarding compensation for the non-employee members of our board of directors during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Brian M. Barefoot	$64,000	$87,394	$151,394

Ettore V. Biagioni	$60,500	$87,394	$147,894

Marina Hatsopoulos	$58,000	$87,394	$145,394

Thomas Robinson	$50,000	$87,394	$137,394

(1)	With the exception of ignoring the impact of the forfeiture rate, these amounts represent the aggregate grant date fair value of option awards to each listed director in fiscal 2012. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2012. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

The aggregate number of shares subject to option awards held by each of our non-employee directors (representing unexercised option awards—both exercisable and unexercisable) at December 31, 2012 is as follows:

Name	Number of Shares Subject to Options Awards Held as of December 31, 2012
Brian M. Barefoot	13,000

Ettore V. Biagioni	49,000

Marina Hatsopoulos	33,000

Thomas Robinson	49,000

The following table includes the assumptions used to calculate the fiscal 2012 grant date fair value on a grant by grant basis for the directors.

Name	Grant Date	Option Awards: Number of Securities Underlying Options	Exercise Price ($/Sh)	Volatility (%)	Expected Life (years)	Risk-Free Interest Rate (%)	Dividend Yield (%)	Grant Date Fair Value Per Share ($)
Brian M. Barefoot	5/9/12	8,000	$21.16	57	5.81	0.77	—	$10.9242

Ettore V. Biagioni	5/9/12	8,000	$21.16	57	5.81	0.77	—	$10.9242

Marina Hatsopoulos	5/9/12	8,000	$21.16	57	5.81	0.77	—	$10.9242

Thomas Robinson	5/9/12	8,000	$21.16	57	5.81	0.77	—	$10.9242

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 2 to our audited consolidated financial statements for the year ended December 31, 2012 included in the Original Form 10-K Filing.

Executive and Director Compensation Processes

The compensation committee has implemented an annual performance review program for our executives under which annual performance goals are determined early in each calendar year for each of our executive officers. These goals include both corporate goals and individual goals that facilitate the achievement of the corporate goals. Recommendations relating to the goals for the executive officers are developed by our chief executive officer and chief financial officer, and are presented by the chief executive officer to the compensation committee. The compensation committee then establishes the goals, and annual bonuses are tied to the achievement of these corporate and individual performance goals.

During the first calendar quarter of each year, we evaluate individual and corporate performance against the goals for the recently completed year. Our chief executive officer presents to the compensation committee an evaluation of each of the other executive officers, as well as a recommendation by the chief executive officer for annual stock-based awards and bonuses, if any. These evaluations and recommendations are then discussed by the compensation committee, which approves bonuses and any other awards for the executives. In addition, during the fourth quarter of each year the chief executive officer makes recommendations to the compensation committee relating to annual base salary increases for the following year. These recommendations are discussed by the compensation committee, which approves the base salary of our executive officers. Annual base salary increases approved during the fourth quarter, if any, are generally effective as of January 1 of the following year.

The compensation committee has the authority, without approval of the board of directors, to retain and terminate any independent, third-party compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors.

COMPENSATION DISCUSSION AND ANALYSIS

The compensation committee oversees our executive compensation program. In this role, the compensation committee reviews and approves annually all compensation decisions relating to our executive officers.

Objectives and Philosophy of Our Executive Compensation Program

The fundamental objectives of our compensation policies are to attract, reward and retain high quality executives, to accomplish short- and long-term goals and, as a result, to enhance stockholder value. In order to achieve these goals, the compensation committee seeks to provide compensation opportunities that are competitive in the marketplace, both in terms of the overall levels of compensation and the individual components of compensation. We provide a portion of our executive compensation in the form of stock options that vest over time, which we believe helps to retain our executive officers and aligns their interests with those of stockholders by allowing them to participate in the longer term success of the company as reflected in stock price appreciation. The compensation committee intends that if an officer as an individual and the company as a whole achieve the individual and company performance goals determined by the compensation committee, then the officer should have an opportunity to receive compensation that is competitive with industry norms. In addition, the compensation committee intends that the compensation of each of our executive officers is commensurate with his or her position and responsibilities and equitable in comparison with the compensation of our other executive officers.

Roles of Executives in Establishing Executive Compensation. Michael Davin, our chief executive officer, and Timothy Baker, our chief financial officer, are actively involved in the executive compensation process. Mr. Davin reviews the performance of each of the executive officers (other than his own performance) and recommends to the compensation committee base salary increases and bonus and long-term incentive awards for such individuals. He provides the compensation committee with both short- and long-term recommended financial and non-financial performance goals for the company that are used in our cash incentive plans to link pay with performance. Mr. Davin also provides his views to the compensation committee with respect to the executive compensation program’s ability to attract, retain and motivate the level of executive talent necessary to achieve our goals. Mr. Baker works with Mr. Davin to develop the recommended base salary increases, bonus levels and long-term incentive awards, and provides analysis on the ability of the executive compensation program to attract, retain, and motivate the executive team. Mr. Davin and Mr. Baker report their findings to the compensation committee, but do not participate in the compensation committee’s executive sessions.

Effect of 2012 Stockholder Advisory Vote. At our 2012 annual meeting of stockholders, holders of approximately 77% of our common stock voting on the matter approved, on an advisory basis, the compensation of our named executive officers. Based on this approval, the compensation committee established our 2012 executive compensation policies in a manner consistent with past practice.

Role of Compensation Consultant. Prior to 2013, the compensation committee had not engaged an independent outside compensation consultant since 2007 for the purpose of reviewing executive compensation. On March 17, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Palomar Medical Technologies, Inc., a Delaware corporation (“Palomar”), and Commander Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Cynosure, pursuant to which Palomar will become a wholly-owned subsidiary of Cynosure. Following execution of the Merger Agreement, in April 2013, the compensation committee engaged Connell & Partners to assess the competitiveness of our executive compensation and to provide recommendations with respect to both the levels and structure of compensation for our executives. The compensation committee has begun, and expects to continue in the coming months and following the merger, to evaluate the need for revisions or modifications to all elements of our executive compensation program to ensure the program remains competitive with the companies with which we compete for executive talent.

Risk Considerations in Our Compensation Program

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our business. In addition, the compensation committee believes that the mix and design of the components of executive compensation do not encourage management to assume excessive risks.

Components of Our Executive Compensation Program

The compensation committee considers the total compensation of each executive officer when making decisions about compensation.

The compensation committee’s goal is to determine an appropriate mix between cash payments and equity incentive awards to meet short-, intermediate- and long-term goals and objectives. We do not have any formal or informal policy or target for allocating compensation by type of compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components designed to reward recent results and drive long-term company performance. The following charts illustrate the fiscal 2012 mix of compensation elements for our chief executive officer and our other executive officers on average, respectively.

	Chief Executive Officer 2012 Compensation Distribution	Other Named Executives 2012 Compensation Distribution
Base Salary	29%	29%
Cash Bonus/Commission	44%	38%
Stock-Based Awards	26%	33%

Our executive compensation generally includes three components:

•	base salary;

•	cash bonuses and commissions; and

•	stock-based awards.

Base salary. The compensation committee seeks to establish base salaries for each position and level of responsibility that are competitive with those of executive officers in similar positions at other comparable companies. Base salaries are reviewed at least annually by the compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Salary increases are based on individual performance, market conditions and company performance. To gauge market conditions, the compensation committee evaluates market data compiled by Connell & Partners, an independent compensation consultant. Base salaries are set upon review of market data provided to the compensation committee upon consideration of the executive officer’s experience, tenure, performance and potential. The compensation committee typically reviews officer salaries annually at the end of the fiscal year. In December 2007, with the assistance of Connell, the compensation committee reviewed the salaries of our named executive officers and repositioned their base salaries to align with individual performance, market condition and company performance. No changes have been made to this structure since that date. The base salaries of our named executive officers are subject to adjustment upon annual review by the board of directors, but in no event will we pay our named executive officers an annual base salary that is less than 105% of the annual base salary in effect for the immediately preceding year during the term of their employment agreements. The 2012 annual base salary for Mr. Davin was $655,923; the annual base salary for Mr. Baker was $379,209; and the annual base salary for Mr. Delaney was $298,394.

Cash Bonuses and Commissions. The compensation committee believes that cash bonuses and commissions are important to motivate and reward our executive officers. Pursuant to the terms of his employment agreement, Mr. Davin, our chief executive officer, is eligible to receive a discretionary bonus payment targeted at 75% of his annual base salary based upon individual performance goals set by the compensation committee. For 2012, Mr. Davin received a bonus payment of $1,000,000 which was determined at the discretion of the compensation committee. Mr. Baker, our chief financial officer, is eligible to receive a discretionary bonus payment targeted at 75% of his annual base salary based upon individual performance goals set by the compensation committee. For 2012, Mr. Baker received a bonus payment of $530,000 which was determined at the discretion of the compensation committee. For 2012 Messrs. Davin and Baker received actual bonus payments that were greater than their targeted bonus payments, because we out-performed our 2012 operational plan. Mr. Delaney, our executive vice president, sales, is entitled to receive commissions based on our sales, and for 2012, he received commission payments of $340,033.

Stock-based awards. The compensation committee uses stock-based awards to help align the interests of our executive officers with those of our stockholders and to encourage our executive officers to contribute to our long-term market performance. Traditionally, the compensation committee has granted stock-based awards to our executive officers in the form of stock options that vest in installments over three years, with an exercise price equal to the closing market price of our Class A common stock on the date of grant, so that the officer will earn no compensation from his or her options unless the market price of our Class A common stock increases beyond the exercise price. In determining the size of stock-based awards to our executive officers, the compensation committee considers the company-level performance, the applicable executive officer’s performance, the amount of equity previously awarded to the executive officer, the vesting of such awards and the recommendations of management.

The compensation committee recommends the annual long-term equity incentive grants to our executive officers at the first board meeting of each fiscal year, with the grant date being the second day of trading after the annual results of operations are announced, consistent with our insider trading policy. An exception to this policy would be with respect to the new hire of an executive officer, with the grant date being the hiring date. The exercise price and grant price of stock options, respectively, are the closing market price of our Class A common stock on the Nasdaq Global Market on the grant date. We do not time the grant of equity awards in coordination with the release of material non-public information. In certain circumstances, the compensation committee may also consider discretionary long-term equity incentive awards for officers’ individual performance.

In reviewing the grant recommendations made by management, the compensation committee considered:

•	each officer’s performance and contribution during the fiscal year;

•	competitive practices; and

•	the proportion of options granted to each named executive officer, and the named executive officers in aggregate, as a percentage of total options granted during the fiscal year.

In February 2012, we granted the following stock options to our named executive officers, each with an exercise price equal to the closing market price of our Class A common stock on the date of grant: Mr. Davin—70,000; Mr. Baker—45,000; and Mr. Delaney—45,000.

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The 401(k) plan includes a matching component where we will match an employee’s contribution, on a dollar for dollar basis, up to a maximum of six percent of their wages, not to exceed the maximum company match of $2,500 for the year ended December 31, 2012. The employee contributions are subject to the maximum limitations as set forth in the Internal Revenue Code of 1986, as amended.

During 2012, our aggregate matching contributions to the named executive officers was $7,500.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally prohibits public companies from taking a tax deduction for compensation over $1,000,000 paid to its chief executive officer and each such other officer whose compensation is required to be reported to stockholders pursuant to the Exchange Act by reason of being among the most highly compensated executive officers, unless certain requirements are met. In general, the compensation committee seeks to structure the stock-based compensation granted to our executive officers to allow the company to deduct such officers’ compensation; however, it is possible that compensation from such executive officers’ stock-based compensation may not be exempted from Section 162(m). In addition, the compensation committee may choose from time to time to authorize executive compensation that is not exempt from the $1,000,000 limit if the compensation committee believes the compensation is appropriate and in the best interests of our company and our stockholders, after taking into consideration general business conditions and the performance of our executives. For example, the salary and cash bonuses we pay to our named executive officers do not qualify for the deduction under Section 162(m), but the compensation committee believes that the consequences derived from that compensation outweigh any tax benefit to us.

EXECUTIVE COMPENSATION

Compensation Summary

The following table contains information with respect to the compensation for the periods indicated of our chief executive officer, chief financial officer and the other most highly compensated executive officer serving as an executive officer at the end of the last completed fiscal year other than the chief executive officer and chief financial officer. We refer to the executive officers identified in this table as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation(2)	Total

Michael R. Davin	2012	$655,923	$1,000,000	$596,099	$2,500	$2,254,522
President and Chief Executive Officer	2011	$624,422	$625,260	$601,680	$2,500	$1,853,862
	2010	$580,039	$250,000	$549,101	$2,500	$1,381,640

Timothy W. Baker	2012	$379,209	$530,000	$383,207	$2,500	$1,294,916
Executive Vice President, Chief Financial Officer and Treasurer	2011	$360,997	$361,482	$376,050	$2,500	$1,101,029
	2010	$336,016	$252,197	$366,067	$2,500	$956,780

Douglas J. Delaney	2012	$298,394	$340,033	$383,207	$2,500	$1,024,134
Executive Vice President, Sales	2011	$284,064	$241,000	$376,050	$2,500	$903,614
	2010	$264,406	$100,000	$295,670	$2,500	$662,576

(1)	With the exception of ignoring the impact of the forfeiture rate, these amounts represent the aggregate grant date fair value of option awards for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. These amounts do not represent the actual amounts paid to or realized by the named executive officers for these awards during fiscal 2012, 2011 or 2010. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

All stock options were granted under our 2005 Stock Incentive Plan. The stock options vest over three years at the rate of 8.33% every three months subsequent to the date of grant. Vested stock options terminate upon the earlier of thirty-days following termination of employment, subject to certain exceptions, or ten years from the date of grant.

The following table includes the assumptions used to calculate the grant date fair value reported for fiscal years 2012, 2011 and 2010, on a grant by grant basis.

				Assumptions
Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise Price ($/Sh)	Volatility (%)	Expected Life (years)	Risk-Free Interest Rate (%)	Dividend Yield (%)	Grant Date Fair Value Per Share
Michael R. Davin	2/15/12	70,000	16.46	57	5.81	0.81	—	$8.5157
	2/16/11	80,000	14.04	56	5.81	2.37	—	$7.5210
	2/10/10	97,500	10.16	59	5.81	2.33	—	$5.6318

Timothy W. Baker	2/15/12	45,000	16.46	57	5.81	0.81	—	$8.5157
	2/16/11	50,000	14.04	56	5.81	2.37	—	$7.5210
	2/10/10	65,000	10.16	59	5.81	2.33	—	$5.6318

Douglas J. Delaney	2/15/12	45,000	16.46	57	5.81	0.81	—	$8.5157
	2/16/11	50,000	14.04	56	5.81	2.37	—	$7.5210
	2/10/10	52,500	10.16	59	5.81	2.33	—	$5.6318

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 2 to our audited consolidated financial statements for the year ended December 31, 2012 included in the Original Form 10-K Filing.

(2)	The amounts shown in this column reflect the amounts we contributed to the 401(k) plan for the named executive officers.

Grants of Plan-Based Awards

The following table shows information concerning grants of plan-based awards made during 2012 to the named executive officers.

2012 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards($/Sh)(1)	Aggregate Grant Date Fair Value of Option Awards($)(2)
Michael R. Davin	2/15/12	70,000	$16.46	$596,099

Timothy W. Baker	2/15/12	45,000	$16.46	$383,207

Douglas J. Delaney	2/15/12	45,000	$16.46	$383,207

(1)	Based on the fair market value of our Class A common stock on the date of grant.
(2)	The grant date fair value of each of these options was $8.5157 per share and was computed using a Black-Scholes valuation methodology. We estimated the full grant date fair value of these options using the following assumptions: 0.81% risk free interest rate; 0% dividend yield; 57% expected volatility; and a 5.81-year expected life. The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding unexercised stock options held by the named executive officers as of December 31, 2012. The named executive officers did not hold any stock awards as of December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael R. Davin	25,001	—	$17.45	5/8/2016	(1)
	26,667	—	$17.61	11/20/2016	(1)
	60,000	—	$22.65	2/14/2017	(1)
	20,000	—	$28.34	8/8/2017	(1)
	31,000	—	$23.97	2/13/2018	(1)
	44,655	8,126	$10.16	2/10/2020	(1)
	46,666	33,334	$14.04	2/16/2021	(1)
	17,499	52,501	$16.46	2/15/2022	(1)

Timothy W. Baker	15,001	—	$17.45	5/8/2016	(1)
	13,334	—	$17.61	11/20/2016	(1)
	30,000	—	$22.65	2/14/2017	(1)
	10,000	—	$28.34	8/8/2017	(1)
	19,000	—	$23.97	2/13/2018	(1)
	14,341	5,417	$10.16	2/10/2020	(1)
	29,166	20,834	$14.04	2/16/2021	(1)
	11,249	33,751	$16.46	2/15/2022	(1)

Douglas J. Delaney	15,001	—	$17.45	5/8/2016	(1)
	13,334	—	$17.61	11/20/2016	(1)
	30,000	—	$22.65	2/14/2017	(1)
	10,000	—	$28.34	8/8/2017	(1)
	19,000	—	$23.97	2/13/2018	(1)
	4,374	4,376	$10.16	2/10/2020	(1)
	29,166	20,834	$14.04	2/16/2021	(1)
	11,249	33,751	$16.46	2/15/2022	(1)

(1)	The stock options were granted under our 2005 Stock Incentive Plan and vest 8.33% on the first day of each calendar quarter subsequent to the date of grant. The grant date of each option is listed in the table below by expiration date.

Expiration Date	Grant Date
5/8/2016	5/8/2006

11/20/2016	11/20/2006

2/14/2017	2/14/2007

8/8/2017	8/8/2007

2/13/2018	2/13/2008

2/10/2020	2/10/2010

2/16/2021	2/16/2011

2/15/2022	2/15/2012

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of stock options by the named executive officers during 2012. Our named executive officers did not hold any shares of restricted stock during 2012, so no restricted stock held by the named executive officers vested in 2012.

2012 OPTION EXERCISES

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1)
Michael R. Davin	171,595	$3,004,167

Timothy W. Baker	118,681	$2,065,507

Douglas J. Delaney	117,189	$2,040,084

(1)	Represents the difference between the exercise price and the fair market value of our Class A common stock on the date of exercise.

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to each named executive officer under various scenarios relating to a termination of employment. The tables below assume that such termination occurred on December 31, 2012. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination of employment and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are available to our full-time employees generally.

	Retirement, Resignation or Termination for Cause	Termination without Cause	Resignation for Good Reason	Termination Following Change-in- Control
Michael R. Davin

Severance Payment(1)	—	$3,079,000	$3,079,000	$3,079,000

Value of Accelerated Vesting of Equity Compensation(2)	—	$851,000	$851,000	$851,000
Total	—	$3,930,000	$3,930,000	$3,930,000

Timothy W. Baker

Severance Payment(1)	—	$1,749,000	$1,749,000	$1,749,000

Value of Accelerated Vesting of Equity Compensation(2)	—	$544,000	$544,000	$544,000
Total	—	$2,293,000	$2,293,000	$2,293,000

Douglas J. Delaney

Severance Payment(1)	—	$1,266,000	$1,266,000	$1,266,000

Value of Accelerated Vesting of Equity Compensation(2)	—	$529,000	$529,000	$529,000
Total	—	$1,795,000	$1,795,000	$1,795,000

(1)	Pursuant to the terms of the employment agreements we have entered into with each executive officer, these amounts include the following: (1) base salary at December 31, 2012 for an additional 24 months; (2) calendar year 2012 annual performance bonus or commissions bonus; (3) 110% of calendar year 2011 bonus or commissions paid; (4) health and welfare benefits, assuming the executive’s cost for continuing COBRA for 18 months; and (5) unused vacation time, to be paid on or before the first anniversary of the effective date of termination. The calculation excludes any tax gross-up for excise taxes as defined within each executive officer’s employment agreement. The 2012 bonus for Mr. Davin was $1,000,000. The 2012 bonus for Mr. Baker was $530,000. The 2012 commission bonus for Mr. Delaney was $340,033.
(2)	All outstanding stock options or stock rights granted to Messrs. Davin, Baker and Delaney will become immediately exercisable in full if the option or right holder is terminated without cause, resigns for good reason, or resigns for good reason within 18 months of the change in control. The value of the accelerated vesting of equity compensation was calculated by multiplying the number of shares underlying the portion of stock options that would accelerate upon a termination following a change in control, and that have exercise prices less than the closing market price of our Class A common stock on December 31, 2012, by $24.11, the closing market price of our Class A common stock on December 31, 2012, and then deducting the aggregate exercise price for those options.

Employment Agreements

Michael R. Davin. Pursuant to an employment agreement entered into in December 2008 and further amended in December 2010 and July 2011, we employ Mr. Davin as our president, chief executive officer and chairman of the board of directors. Under this agreement, Mr. Davin is entitled to an annual base salary that is subject to adjustment upon annual review by the board of directors, but in no event will we pay Mr. Davin an annual base salary that is less than 105% of the annual base salary in effect for the immediately preceding year during the term of the employment agreement. Mr. Davin’s annual base salary has been adjusted by the board of directors and is currently $725,000. The agreement provides for an annual performance bonus of an amount as determined in the discretion of the compensation committee.

Mr. Davin’s employment agreement has an initial term of three years and will automatically renew for additional periods of two years each until either party gives written notice of termination to the other party no later than twelve months prior to the end of the initial or extended term. Upon the termination of his employment without cause or following a change in control, or if he terminates his employment for good reason, Mr. Davin has the right to receive his base salary and other compensation and benefits under his employment agreement for 24 months. He is also entitled to receive the full amount of his annual performance bonus for the calendar year of such termination or resignation, as well as an amount equal to 110% of the bonus paid to him in the year of such termination or resignation, to be paid on or before the first anniversary of the effective date of his termination or resignation. Mr. Davin is not entitled to severance payments if we terminate him for cause or if he resigns without good reason. Pursuant to this agreement, except as provided in the following sentence, Mr. Davin is prohibited from competing with us and soliciting our customers, prospective customers or employees for a period of twelve months if we terminate him for any reason. This non-competition period does not apply if Mr. Davin is terminated without cause, resigns for good reason or is terminated because we failed to obtain the agreement of any successor to the company to assume Mr. Davin’s employment agreement as required by the employment agreement. The employment agreement with Mr. Davin also contains a tax gross-up provision whereby if Mr. Davin incurs an excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” by reason of his receipt of a payment that is contingent on a change in our ownership or control and constitutes an excess parachute payment as defined in Section 280G of the Code, Mr. Davin will receive a gross-up payment in an amount that generally will place him in the same after-tax position that he would have been in if no excise tax had applied and no gross-up payment was made.

Timothy W. Baker. Pursuant to an employment agreement entered into in December 2008, we employ Mr. Baker as our executive vice president, chief financial officer and treasurer. Under this agreement, Mr. Baker is entitled to an annual base salary that is subject to adjustment upon annual review by the board of directors, but in no event will we pay Mr. Baker an annual base salary that is less than 105% of the annual base salary in effect for the immediately preceding year during the term of the employment agreement. Mr. Baker’s annual base salary has been adjusted by the board of directors and is currently $425,000. Mr. Baker is also eligible to earn an annual target performance bonus based on target performance goals set by the board of directors for each calendar year. Mr. Baker’s employment agreement has an initial term of three years and will automatically renew for additional periods of two years each until either party gives written notice of termination to the other party no later than twelve months prior to the end of the initial or extended term. Upon the termination of his employment without cause or following a change in control, or if he terminates his employment for good reason, Mr. Baker has the right to receive his base salary and other compensation and benefits under his employment agreement for 24 months. He is also entitled to receive the full amount of his annual performance bonus for the calendar year of such termination or resignation, as well as an amount equal to 110% of the bonus paid to him in the year of such termination or resignation, to be paid on or before the first anniversary of the effective date of his termination or resignation. Mr. Baker is not entitled to severance payments if we terminate him for cause or if he resigns without good reason. Pursuant to this agreement, except as provided in the following sentence, Mr. Baker is prohibited from competing with us and soliciting our customers, prospective customers or employees for a period of twelve months if we terminate him for any reason. This non-competition period does not apply if Mr. Baker is terminated without cause, resigns for good reason or is terminated because we failed to obtain the agreement of any successor to the company to assume Mr. Baker’s employment agreement as required by the employment agreement. The employment agreement with Mr. Baker also contains a tax gross-up provision whereby if Mr. Baker incurs an excise tax pursuant to Section 4999 of the Code by reason of his receipt of a payment that is contingent on a change in our ownership or control and constitutes an excess parachute payment as defined in Section 280G of the Code, Mr. Baker will receive a gross-up payment in an amount that generally will place him in the same after-tax position that he would have been in if no excise tax had applied and no gross-up payment was made.

Douglas J. Delaney. Pursuant to an employment agreement entered into in December 2008, we employ Mr. Delaney as our executive vice president, sales. Under this agreement, Mr. Delaney is entitled to an annual base salary that is subject to adjustment upon annual review by the board of directors, but in no event will we pay Mr. Delaney an annual base salary that is less than 105% of the annual base salary in effect for the immediately preceding year during the term of the employment agreement. Mr. Delaney’s annual base salary has been adjusted by the board of directors and is currently $325,000. Mr. Delaney is also eligible to earn an annual target commission bonus based on target performance goals set by the board of directors and Mr. Delaney for each calendar year. Mr. Delaney’s employment agreement has an initial term of three years and will automatically renew for additional periods of two years each until either party gives written notice of termination to the other party no later than twelve months prior to the end of the initial or extended term. Upon the termination of his employment without cause or following a change in control, or if he terminates his employment for good reason, Mr. Delaney has the right to receive his base salary and other compensation and benefits under his employment agreement for 24 months. He is also entitled to receive the full amount of his annual performance bonus for the calendar year of such termination or resignation, as well as an amount equal to 110% of the bonus paid to him in the year of such termination or resignation, to be paid on or before the first anniversary of the effective date of his termination or resignation. Mr. Delaney is not entitled to severance payments if we terminate him for cause or if he resigns without good reason. Pursuant to this agreement, except as provided in the following sentence, Mr. Delaney is prohibited from competing with us and soliciting our customers, prospective customers or employees for a period of twelve months if we terminate him for any reason. This non-competition period does not apply if Mr. Delaney is terminated without cause, resigns for good reason or is terminated because we failed to obtain the agreement of any successor to the company to assume Mr. Delaney’s employment agreement as required by the employment agreement. The employment agreement with Mr. Delaney also contains a tax gross-up provision whereby if Mr. Delaney incurs an excise tax pursuant to Section 4999 of the Code by reason of his receipt of a payment that is contingent on a change in our ownership or control and constitutes an excess parachute payment as defined in Section 280G of the Code, Mr. Delaney will receive a gross-up payment in an amount that generally will place him in the same after-tax position that he would have been in if no excise tax had applied and no gross-up payment was made.

In each of the employment agreements with our named executive officers, “cause” is defined as:

•

acts or omissions constituting gross negligence or willful misconduct on the part of the named executive officer with respect to the named executive officer’s obligations to us or otherwise relating to our business, in each case as determined in good faith by us;

•	the named executive officer’s material breach of his employment agreement or our Executive Innovations and Proprietary Rights Agreement;

•

the named executive officer’s conviction or entry of a plea of nolo contendere for fraud, misappropriation or embezzlement, or any felony or crime of moral turpitude or fiduciary duty in connection with the performance of his obligations to us;

•	the named executive officer’s willful neglect of duties as determined in the good faith by us;

•	the named executive officer’s failure to perform the essential functions of his position, with reasonable accommodation, due to a mental or physical disability; or

•	the named executive officer’s knowingly withholding material information (in his area of responsibility) from the board of directors.

In each of the employment agreements with our named executive officers, “good reason” means the occurrence, without the named executive officer’s written consent, of any of the following:

•

the assignment to the named executive officer of duties inconsistent in any material respect with the named executive officer’s position (including status, offices, titles and reporting requirements), authority or responsibilities;

•	a reduction in the named executive officer’s annual base salary;

•

our failure to (i) continue in effect any material compensation or benefit plan or program in which the named executive officer participates or which is applicable to the named executive officer, unless an equitable arrangement has been made with respect to such plan or program, (ii) continue the named executive officer’s participation therein (or in such substitute or alternative plan) on a basis not materially less favorable than the basis existing immediately prior to the effective date of the employment agreement, or (iii) award cash bonuses to the named executive officer in amounts and in a manner substantially consistent with past practice in light of our financial performance;

•

a significant change by us in the location at which the named executive officer performs his principal duties for us, or a requirement by us that the named executive officer travel on company business to a substantially greater extent than required immediately prior to the effective date of the employment agreement;

•	our failure to obtain the agreement from any successor to the company to assume and agree to perform under the employment agreement;

•

our failure to pay or provide to the named executive officer any portion of his compensation or benefits due under any benefit plan within seven days of the date such compensation or benefits are due; or

•	any material breach by us of the employment agreement with the named executive officer.

In each of the employment agreements with our named executive officers, “change in control” means the occurrence of any of the following:

•

the acquisition by an individual, entity or group other than El.En. of beneficial ownership of any of our capital stock if, after such acquisition, the acquiring entity beneficially owns more than 50% of the then-outstanding shares of our common stock; provided, however, that for purposes of this provision, the following acquisitions shall not constitute a change in control: (i) any acquisition directly from us (excluding an acquisition pursuant to the exercise, conversion or exchange of any security exercisable for, convertible into or exchangeable for common stock or voting securities of our company), (ii) any acquisition by us, or (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or any corporation controlled by us;

•

at such time that the members of the board of directors (i) who were members of the board of directors on the date of the execution of the executive’s agreement or (ii) who were nominated or elected subsequent to such date by at least a majority of the directors who were members of the board of directors on the date of the execution of the executive’s agreement do not constitute a majority of the board; provided, however, that there shall be excluded from this clause (ii) any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the board of directors;

•

the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving our capital stock or a sale or other disposition of all or substantially all of the assets of our company (each, a “business combination”) following which the beneficial owners of outstanding shares of our common stock prior to such business combination own less than 50% of the then outstanding shares of our common stock immediately following such business combination; or

•	approval by our stockholders of a complete liquidation or dissolution of our company.

Compensation Committee Interlocks and Insider Participation

During 2012, the compensation committee consisted of Messrs. Robinson (Chairman) and Barefoot and Ms. Hatsopoulos. Neither of Messrs. Robinson (Chairman) or Barefoot nor Ms. Hatsopoulos has ever been an officer or employee of us. No member of the compensation committee had any relationship with us during fiscal 2012 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment with the company’s management. Based on such review and discussion with management, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

By the Compensation Committee of the Board of Directors of Cynosure, Inc.

Thomas H. Robinson, Chairman
Brian Barefoot
Marina Hatsopoulos

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS

Security Ownership of Certain Beneficial Owners and Management

The following table contains information as of April 5, 2013 about the beneficial ownership of shares of our Class A common stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Class A common stock;

•	each of our directors and nominees for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Class A common stock subject to options that are currently exercisable or exercisable within 60 days of April 5, 2013 to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but does not treat them as outstanding for the purpose of computing the percentage ownership of any other person. As of April 5, 2013, there were 16,210,590 shares of our Class A common stock outstanding. Except as otherwise noted, the persons or entities in this table have sole voting and investment power with respect to all of the shares of Class A common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the street address of the beneficial owner is c/o Cynosure, Inc., 5 Carlisle Road, Westford, Massachusetts 01886. The table below does not include Palomar, which, by virtue of the agreements entered into with our directors, executive officers and their affiliates in connection with the Merger Agreement, has shared voting power with respect to the shares of Class A common stock held by all executive officers and directors as a group. Palomar disclaims beneficial ownership of all such shares. Palomar’s address is 15 Network Drive, Burlington, Massachusetts 01803.

	Class A Common Stock Beneficially Owned
Name	Shares(1)	Percentage
5% Stockholders

El.En. S.p.A.(2)	2,098,628	12.9

Next Century Growth Investors, LLC(3)	1,132,386	7.0

T. Row Price Associates, Inc.(4)	980,000	6.0

Directors, Nominees for Director and Officers

Michael R. Davin(5)	315,447	1.9

Timothy W. Baker(6)	172,090	1.1

Douglas J. Delaney(7)	156,082	1.0

Brian M. Barefoot(7)	11,333		*

Ettore V. Biagioni(7)	49,000		*

Andrea Cangioli(2)	2,098,628	12.9

William O. Flannery(8)	7,500		*

Marina Hatsopoulos(7)	33,000		*

Thomas H. Robinson(9)	62,000		*

All executive officers and directors as a group (8 persons)(10)	2,897,580	17.1

*	Less than 1%
(1)	Includes shares issuable upon the exercise of stock options within 60 days of April 5, 2013.
(2)	Consists of shares of our Class A common stock owned by El.En. S.p.A., or El.En. The El.En. board of directors has voting and investment power for the shares held by El.En. The El.En. board of directors consists of eight persons, including Andrea Cangioli. The address of El.En. is Via Baldanzese 17, Calenzano, 50041 Florence, Italy.
(3)	According to a Schedule 13G filed with the SEC on February 14, 2013, Next Century Growth Investors, LLC or certain of its affiliates beneficially owns 1,132,386 shares of our Class A common stock. The address of Next Century Growth Investors, LLC is 5500 Wayzata Blvd., Suite 1275, Minneapolis, Minnesota.
(4)	According to a Schedule 13G filed with the SEC on February 13, 2013, T. Rowe Price Associates, Inc. or certain of its affiliates beneficially owns 980,000 shares of our Class A common stock. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland.
(5)	Consists of 310,447 shares issuable upon exercise of stock options exercisable within 60 days of April 5, 2013 and 5,000 shares of our Class A common stock held in a family trust.
(6)	Consists of 167,090 shares issuable upon exercise of stock options exercisable within 60 days of April 5, 2013 and 5,000 shares of our Class A common stock held in a family trust.
(7)	Consists of shares issuable upon exercise of stock options exercisable within 60 days of April 5, 2013.
(8)	Includes 2,500 shares issuable upon exercise of stock options exercisable within 60 days of April 5, 2013.
(9)	Includes 49,000 shares issuable upon exercise of stock options exercisable within 60 days of April 5, 2013.
(10)	Includes 2,098,628 shares owned by El.En. and 775,952 shares issuable upon exercise of stock options held by directors and executive officers and exercisable within 60 days of April 5, 2013.

Securities Authorized for Issuance under Our Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2012. Our 2005 Stock Incentive Plan was adopted by the board of directors on August 8, 2005 and approved by stockholders on December 8, 2005. We will grant no further awards under the 1992 Stock Option Plan or the 2004 Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans that have been approved by our stockholders	1,952,611	$16.18	331,517

Equity compensation plans that have not been approved by our stockholders	—	—	—

Total	1,952,611	$16.18	331,517

(1)	Consists of the 1992 Stock Option Plan, the 2004 Stock Option Plan and the 2005 Stock Incentive Plan.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2012, all of the shares available for grant under the 2005 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED-PERSON TRANSACTIONS

Policies and Procedures for Related Person Transactions

The board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom is referred to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which is referred to as a “related person transaction,” the related person must report the proposed related person transaction to our chief financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or by-laws.

The policy provides that transactions involving compensation of our executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Since January 1, 2012, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates of our directors, executive officers and 5% stockholders:

Arrangements with El.En.

Distribution Relationship. Since 2002, we have distributed products that are developed and manufactured by El.En., which as of April 5, 2013 owned approximately 12.9% of our outstanding Class A common stock. The following table sets forth our payments and indebtedness to El.En. pursuant to these distribution arrangements during the 2012 fiscal year:

	Payments to El.En. During Period	Trade Payables at Period End
Fiscal year ended December 31, 2012	$5,705,841	$1,896,486

Indemnification Agreement. In connection with our public offering in 2012, we and El.En. agreed to indemnify the underwriters for the offering, and their controlling persons, against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or contribute to payments the underwriters may be required to make because of any of those liabilities. We and El.En. entered into an agreement prior to the closing of the offering providing that:

•	we and El.En. will give prompt notice to the other party of any claim for indemnification under the underwriting agreements;

•

we will have the right to assume the defense of any action for which indemnification is sought from us or El.En., and El.En. will not settle or compromise any such action without our prior written consent; and

•

subject to El.En.’s compliance with the obligations listed above, in the event and to the extent El.En. is required to make any indemnity payments to the underwriters pursuant to the underwriting agreements, and such indemnity payments relate to matters as to which El.En. had no knowledge after reasonable inquiry, we will reimburse El.En. for such indemnity payments actually paid to the underwriters.

This agreement does not affect the respective liability of us and El.En. to the underwriters pursuant to the underwriting agreement related to the offering.

DIRECTOR INDEPENDENCE

Under applicable NASDAQ rules, a director of our company will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Messrs. Barefoot, Biagioni or Robinson or Ms. Hatsopoulos, and if elected, Mr. Flannery, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is, and Mr. Flannery would be, an “independent director” as defined under NASDAQ Listing Rule 5605(a)(2). Our board of directors has determined that all of the members of each of our board’s three standing committees—audit, compensation, and nominating and corporate governance—are independent as defined under applicable NASDAQ rules, including, in the case of all members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP billed to us a total of $784,105 for professional services rendered for the year ended December 31, 2012 and $1,100,299 for professional services rendered for the year ended December 31, 2011. The following table provides information about these fees.

Fee Category	Fiscal 2012	Fiscal 2011
Audit Fees	$610,305	$564,679
Audit-Related Fees	$99,805	$425,925
Tax Fees	$72,000	$107,700
All Other Fees	$1,995	$1,995

Total Fees	$784,105	$1,100,299

Audit Fees. Audit fees consisted of fees for the audit of our annual financial statements, the review of the interim financial statements, the review of financial information included in our filings with the SEC and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consisted of fees for assurance and related services including due diligence, accounting consultations, audits in connection with mergers and acquisitions and the review of our financial statements which are not reported under “Audit Fees.”

Tax Fees. Tax fees consisted of fees for tax compliance. Tax compliance services relate to the preparation of original and amended tax returns, claims for refunds and tax payment-planning services.

All Other Fees. Other fees for fiscal 2012 and 2011 consisted of fees for using the on-line accounting research tools of Ernst & Young LLP.

The audit committee of the board of directors believes that the non-audit services described above did not compromise Ernst & Young LLP’s independence. The audit committee’s charter, which you can find in the “Corporate Governance” section of the “Investor Relations” page of our website, www.cynosure.com, requires that all proposals to engage Ernst & Young LLP for services, and all proposed fees for these services, be submitted to the audit committee for approval before Ernst & Young LLP may provide the services. None of the above fees were approved using the “de minimis exception” under SEC rules.

Pre-Approval of Audit and Non-Audit Services

The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The audit committee has also delegated to its chairman the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by the chairman of the audit committee pursuant to this delegated authority is reported to the audit committee at its next regularly scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The Consolidated Financial Statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

(b)	Exhibits

The Exhibit Index annexed to this report, and immediately preceding the exhibits, is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNOSURE, INC.

By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
President, Chief Executive Officer and Chairman of the Board of Directors

Date: April 29, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.3*	2005 Stock Incentive Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed February 2, 2013 (333-186398))

10.4*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.5*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.6*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.7†	Distribution Agreement, effective as of October 26, 2012, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

10.8	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 7, 2012)

10.9	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 7, 2006)

10.10*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

21.1	Subsidiaries of the Company (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

23.1	Consent of Ernst & Young LLP (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

31.1	Certification of the Principal Executive Officer (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

31.2	Certification of the Principal Financial Officer (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

31.3	Certification of the Principal Executive Officer

31.4	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

101**	The following materials from the Cynosure, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.