Form 10-Q
period 2013-03-31
CYNOSURE INC
filed 2013-05-08
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of May 3, 2013:

Class	Number of Shares
Class A Common Stock, $0.001 par value	16,213,753

Cynosure, Inc.

EX-2.1* Agreement and Plan of Merger

EX-10.1 Form of Company Stockholder Agreement

EX-10.2 Form of Buyer Stockholder Agreement

EX-10.3 Employment Agreement

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101** The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. Cynosure will furnish copies of any such schedules to the SEC upon request.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$89,237	$86,057
Short-term marketable securities	43,770	40,617
Accounts receivable, net	20,945	17,970
Inventories	32,866	32,906
Prepaid expenses and other current assets	5,075	5,149
Deferred income taxes	779	783

Total current assets	192,672	183,482
Property and equipment, net	8,688	8,207
Long-term marketable securities	13,637	20,071
Goodwill and intangibles, net	21,376	21,748
Other assets	1,016	1,061

Total assets	$237,389	$234,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,127	$8,346
Amounts due to related party	1,701	1,896
Accrued expenses	17,637	17,201
Deferred revenue	5,112	6,319
Capital lease obligation	311	322

Total current liabilities	34,888	34,084

Capital lease obligation, net of current portion	349	432
Deferred revenue, net of current portion	343	281
Other noncurrent liabilities	2,227	2,265

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 16,444 Class A shares and no Class B shares at March 31, 2013; Issued — 16,402 Class A shares and no Class B shares at December 31, 2012	17	17
Additional paid-in capital	192,384	190,979
Retained earnings	11,522	10,283
Accumulated other comprehensive loss	(2,168)	(1,599)
Treasury stock, 233 Class A shares, at cost	(2,173)	(2,173)

Total stockholders’ equity	199,582	197,507

Total liabilities and stockholders’ equity	$237,389	$234,569

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Product revenues	$34,117	$28,095
Parts, accessories and service revenues	6,573	6,073

Total revenues	40,690	34,168
Cost of revenues	17,003	14,660

Gross profit	23,687	19,508

Operating expenses:
Sales and marketing	12,603	11,551
Research and development	3,781	3,239
Amortization of intangible assets acquired	214	342
General and administrative	5,101	3,518

Total operating expenses	21,699	18,650

Income from operations	1,988	858
Interest income, net	32	10
Other (expense) income, net	(357)	209

Income before provision for income taxes	1,663	1,077
Provision for income taxes	424	258

Net income	$1,239	$819

Basic net income per share	$0.08	$0.07

Diluted net income per share	$0.07	$0.06

Basic weighted average common shares outstanding	16,185	12,578

Diluted weighted average common shares outstanding	16,860	13,037

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$1,239	$819

Other comprehensive (loss) income components:
Cumulative translation adjustment	(594)	322
Unrealized gain on marketable securities, net of taxes	25	9

Total other comprehensive (loss) income	(569)	331

Comprehensive income	$670	$1,150

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$1,239	$819
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,538	1,755
Stock-based compensation expense	839	665
Gain on disposal of fixed assets	—	(16)
Deferred income taxes	83	—
Net accretion of marketable securities	623	243
Changes in operating assets and liabilities:
Accounts receivable	(3,276)	(1,675)
Inventories	(1,360)	(1,291)
Net book value of demonstration inventory sold	114	177
Prepaid expenses and other current assets	96	(802)
Accounts payable	1,807	804
Due to related party	(195)	(175)
Tax benefit from the exercise of stock options	(74)	(25)
Accrued expenses	538	(93)
Deferred revenue	(1,078)	3,359
Other noncurrent liabilities	(109)	—

Net cash provided by operating activities	785	3,745

Investing activities:
Purchases of property and equipment	(806)	(671)
Proceeds from the sales and maturities of marketable securities	12,415	13,171
Purchases of marketable securities	(9,709)	(11,546)
Decrease in other noncurrent assets	10	107

Net cash provided by investing activities	1,910	1,061

Financing activities:
Excess tax benefit on options exercised	74	25
Proceeds from stock option exercises	492	200
Payments on capital lease obligation	(80)	(69)

Net cash provided by financing activities	486	156
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)

Net increase in cash and cash equivalents	3,180	4,960
Cash and cash equivalents, beginning of the period	86,057	35,694

Cash and cash equivalents, end of the period	$89,237	$40,654

Supplemental cash flow information
Cash paid for interest	$7	$12

Cash paid for income taxes	$64	$228

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$1,048	$1,019

Assets acquired under capital lease	$—	$276

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2012, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Cynosure capitalized $19,000 and $15,000 of stock-based compensation expense as part of inventory during the three months ended March 31, 2013 and 2012, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of revenues	$36	$29
Sales and marketing	240	208
Research and development	141	120
General and administrative	422	308

Total stock-based compensation expense	$839	$665

Cash received from option exercises was $0.5 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively.

Cynosure granted 284,200 and 300,000 stock options during the three months ended March 31, 2013 and 2012, respectively. Cynosure utilizes the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the three months ended March 31, 2013 and 2012 was $13.47 and $8.42, respectively, using the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.79% - 0.92%	0.81% - 0.86%
Expected dividend yield	—	—
Expected term	4.8 years	5.8 years
Expected volatility	56%	57%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted during the three months ended March 31, 2013 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. Cynosure’s expected term of options granted during the three months ended March 31, 2012 was derived from the simplified method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$9,185	$9,076
Work in process	1,576	1,134
Finished goods	22,105	22,696

	$32,866	$32,906

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$12,490	$—	$—	$12,490
State and municipal bonds (2)	—	54,348	—	54,348
Treasuries and government agencies	—	3,520	—	3,520
Equity securities	36	—	—	36

Total	$12,526	$57,868	$—	$70,394

(1)	Included in cash and cash equivalents at March 31, 2013.
(2)	$0.5 million included in cash and cash equivalents at March 31, 2013.

During the three months ended March 31, 2013, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at March 31, 2013 or December 31, 2012.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at March 31, 2013 consist of approximately $57.9 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $36,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of March 31, 2013, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$497	$497	$—	$—

Total cash equivalents	$497	$497	$—	$—

Short-term marketable securities:
State and municipal bonds	$40,214	$40,196	$21	$(3)
Treasuries and government agencies	3,520	3,516	4	—
Equity securities	36	6	30	—

Total short-term marketable securities	$43,770	$43,718	$55	$(3)

Long-term marketable securities:
State and municipal bonds	$13,637	$13,629	$8	$—

Total long-term marketable securities	$13,637	$13,629	$8	$—

Total available-for-sale securities	$57,904	$57,844	$63	$(3)

Total marketable securities	$57,407

As of December 31, 2012, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$4,417	$4,417	$—	$—
Government agencies	1,000	1,000	—	—

Total cash equivalents	$5,417	$5,417	$—	$—

Short-term marketable securities:
State and municipal bonds	$33,250	$33,251	$6	$(7)
Treasuries and government agencies	7,346	7,345	1	—
Equity securities	21	6	15	—

Total short-term marketable securities	$40,617	$40,602	$22	$(7)

Long-term marketable securities:
State and municipal bonds	$18,046	$18,052	$2	$(8)
Treasuries and government agencies	2,025	2,021	4	—

Total long-term marketable securities	$20,071	$20,073	$6	$(8)

Total available-for-sale securities	$66,105	$66,092	$28	$(15)

Total marketable securities	$60,688

As of March 31, 2013, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$54,348	$40,711	$13,637	$—
Treasuries and government agencies	3,520	3,520	—	—

Total available-for-sale debt securities	$57,868	$44,231	$13,637	$—

Note 6 — Goodwill and Other Intangible Assets

Changes to goodwill during the three months ended March 31, 2013 were as follows (in thousands):

Total
Balance – December 31, 2012	$15,811
Translation adjustment	(45)

Balance – March 31, 2013	$15,766

Other intangible assets consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
March 31, 2013
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	33	21	—	3	57
Accumulated amortization	(1,389)	(202)	(2,189)	(316)	(6)	(4,102)

Balance, March 31, 2013	$1,861	$215	$1,155	$2,334	$45	$5,610

December 31, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	38	24	—	3	65
Accumulated amortization	(1,292)	(195)	(2,019)	(272)	(5)	(3,783)

Balance, December 31, 2012	$1,958	$227	$1,328	$2,378	$46	$5,937

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

Amortization expense for the three months ended March 31, 2013 and 2012 was $0.3 million and $0.5 million, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of March 31, 2013, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

Remainder of 2013	$976
2014	950
2015	765
2016	380
2017	344
2018 and thereafter	2,154

Total	$5,569

The table above includes $0.6 million for the remainder of 2013, $0.6 million for 2014, $0.4 million for 2015, $0.2 million for 2016, $0.2 million for 2017 and $1.5 million for 2018 and thereafter, to be recognized within operating expenses related to intangible assets acquired through the Elemé Medical and ConBio acquisitions.

Note 7 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition. The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2013, which is a component of accrued expenses in the consolidated balance sheets:

Total
(in thousands)
Warranty accrual, beginning of period	$3,415
Warranty provision related to new sales	1,585
Costs incurred	(1,053)

Warranty accrual, end of period	$3,947

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

The following table represents total revenue by geographic destination:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
United States	$17,740	$15,160
Europe	7,768	7,019
Asia / Pacific	10,937	9,277
Other	4,245	2,712

Total	$40,690	$34,168

Total assets by geographic area are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
United States	$213,749	$210,596
Europe	14,776	15,623
Asia / Pacific	11,656	11,038
Eliminations	(2,792)	(2,688)

Total	$237,389	$234,569

Long-lived assets by geographic area are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
United States	$7,457	$7,266
Europe	1,503	1,570
Asia / Pacific	744	432

Total	$9,704	$9,268

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

Note 9 — Net Income Per Common Share

Basic net income per share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. For the three months ended March 31, 2013, there are no outstanding Class B shares, and Cynosure may not issue Class B shares in the future. For the three months ended March 31, 2012, common shares outstanding include both Class A and Class B as each share participated equally in earnings. Class B shares were convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2013	2012
Net income	$1,239	$819

Basic weighted average common shares outstanding	16,185	12,578
Weighted average common equivalent shares	675	459

Diluted weighted average common shares outstanding	16,860	13,037

Basic net income per share	$0.08	$0.07

Diluted net income per share	$0.07	$0.06

For the three months ended March 31, 2013 and 2012 options to purchase approximately 0.4 million and 1.5 million shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Note 10 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2013 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2012	$13	$(1,612)	$(1,599)
Current period other comprehensive loss	25	(594)	(569)

Balance — March 31, 2013	$38	$(2,206)	$(2,168)

Note 11 — Agreement to Acquire Palomar Medical Technologies, Inc.

In March 2013, Cynosure signed a definitive agreement to acquire Palomar Medical Technologies, Inc. (Palomar) in a cash and stock transaction valued at approximately $294 million. Under the terms of the transaction, Palomar stockholders will receive $13.65 per share of Palomar common stock: $6.825 per share in cash and $6.825 per share in Cynosure common stock (subject to adjustment and collar provisions). Cynosure will issue approximately 5.2 million shares in the transaction and fund the approximately $147 million in cash consideration through existing cash balances. The transaction has been unanimously approved by the board of directors of each company and, subject to approval by the stockholders of each company, is expected to close by the end of June 2013. During the three months ended March 31, 2013, Cynosure incurred $1.1 million in costs associated with the acquisition of Palomar.

Note 12 — Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against Cynosure under the federal Telephone Consumer Protection Act (the TCPA) in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that Cynosure violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on Cynosure’s behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded Cynosure $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted Cynosure’s motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff filed a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, Cynosure filed a response opposing the plaintiff’s motion.

On March 21, 2013, a putative stockholder class action complaint, captioned Edgar Calin v. Palomar Medical Technologies, Inc., et al., No. 13-1051 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, Cynosure and Commander Acquisition Corp., Cynosure’s wholly-owned subsidiary (Commander), in Massachusetts Superior Court in Suffolk County. On April 9, 2013, a second putative stockholder class action complaint, captioned Vladimir Gusinsky Living Trust v. Palomar

Medical Technologies, Inc., et al., No. 13-1328 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors and Cynosure in Massachusetts Superior Court in Suffolk County. On April 12, 2013, a third putative stockholder class action complaint, captioned Albert Saffer v. Palomar Medical Technologies, Inc. et al., No. 13-1385 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, Cynosure and Commander in Massachusetts Superior Court in Suffolk County. On April 23, 2013, each of the plaintiffs in the foregoing suits filed an amended complaint. Each amended complaint alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger contemplated by the agreement and plan of merger, dated as of March 17, 2013, by and among Palomar, Cynosure and Commander, and that Cynosure and, with respect to the Calin and Saffer suits, Commander, aided and abetted the alleged breach of fiduciary duties. Each amended complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by Cynosure is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiffs in the three Massachusetts actions moved to expedite the proceedings on May 1, 2013 and moved to consolidate the actions on May 1, 2013. Cynosure, Palomar and their respective boards of directors believe that the Massachusetts lawsuits are without merit and intend to defend them vigorously.

On April 19, 2013, a fourth putative stockholder class action complaint, captioned Gary Drabek v. Palomar Medical Technologies, Inc. et al., No. 8491, (Del. Ch.) was filed against Palomar, its board of directors, Cynosure and Commander in Delaware Chancery Court. On May 1, 2013, a fifth putative stockholder class action complaint, captioned Daniel Moore v. Palomar Medical Technologies, Inc. et al., No. 8516, (Del. Ch.) was filed against Palomar, its board of directors, Cynosure and Commander in Delaware Chancery Court. Each of the foregoing lawsuits alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger and that Cynosure and Commander aided and abetted the alleged breach of fiduciary duties. Each complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by Cynosure is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiff in the Drabek action moved to expedite the proceedings on April 29, 2013, and the plaintiff in the Moore action moved to expedite and moved for a preliminary injunction on May 3, 2013. The court has scheduled a preliminary injunction hearing for June 17, 2013 in the Drabek action. Cynosure, Palomar and their respective boards of directors believe that the Delaware lawsuits are without merit and intend to defend them vigorously.

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

Note 13 — Related Party Transactions

As of March 31, 2013, El. En. S.p.A. (El.En.) owned approximately 13% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2013 and 2012 were approximately $1.6 million and $1.1 million, respectively. As of March 31, 2013 and December 31, 2012, amounts due to related party for these purchases were approximately $1.7 million and $1.9 million, respectively. There were no amounts due from El.En. as of March 31, 2013 or December 31, 2012.

Note 14 — Income Taxes

At December 31, 2012, Cynosure had gross tax-effected unrecognized tax benefits of $0.6 million, of which $0.3 million, if recognized, would favorably impact the effective tax rate. During the quarter ended March 31, 2013, due to the completion of a tax examination, Cynosure released gross tax-effected unrecognized tax benefits of $0.2 million, of which $0.1 million impacted the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of March 31, 2013 and December 31, 2012 in the statements of operations and balance sheet was immaterial.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2008. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2008.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013, as amended on Form 10-K/A filed with the SEC on April 29, 2013. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Forward-Looking Statements about the Proposed Transaction

This Quarterly Report on Form 10-Q contains forward-looking statements about the merger transaction between us and Palomar Medical Technologies, Inc. (Palomar) and the expected closing of the merger. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may individually or mutually impact the matters herein, and cause actual results, events and performance to differ materially from such forward-looking statement. These risk factors include, but are not limited to, failure to receive approval from the stockholders of Cynosure or Palomar or to satisfy other conditions to the parties’ obligations to complete the merger, the risk that competing offers for Palomar will be made and/or other factors, which are detailed from time to time in reports that we or Palomar file with the SEC, including our Registration Statement on Form S-4 (File No. 333-187895). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Neither we nor Palomar undertakes any obligation to release publicly the result of any revisions to the forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional Information about the Proposed Transaction and Where to Find it

In connection with the proposed transaction between us and Palomar, we filed a Registration Statement on Form S-4 (File No. 333-187895) with the SEC on April 12, 2013 (the “Registration Statement”). The Registration Statement includes a joint proxy statement of us and Palomar that also constitutes a prospectus of ours. We and Palomar also plan to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC (IF AND WHEN THEY BECOME AVAILABLE) BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION. You may obtain a free copy of the joint proxy statement/prospectus and other relevant documents filed by us and Palomar with the SEC (if and when they become available) at the SEC’s website at www.sec.gov. You may also obtain these documents by contacting our Investor Relations Department at (617) 542-5300 or CYNO@investorrelations.com, or by contacting Palomar’s Investor Relations Department at (781) 993-2411 or ir@palomarmedical.com.

We and Palomar and our respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about our directors and executive officers is available in the joint proxy statement/prospectus under the heading “Information About Cynosure’s Directors, Officers and 5% Stockholders” and in our Annual Report on Form 10-K dated March 8, 2013, as amended on Form 10-K/A dated April 29, 2013, under Items 10, 11, 12 and 13. As of April 5, 2013, our directors and executive officers beneficially owned approximately 2.9 million shares, or 17.1%, of our Class A common stock. Information about Palomar’s directors and executive officers is available in its Annual Report on Form 10-K dated March 14, 2013, as amended on Form 10-K/A dated April 26, 2013, under Items 10, 11, 12 and 13. As of March 15, 2013, Palomar’s directors and executive officers beneficially owned approximately 2.7 million shares, or 13.1%, of Palomar’s common stock. Additional information regarding the interests of Palomar’s directors and executive officers in the proposed transaction, including information relating to the acceleration of Palomar equity awards; the election of Joseph P. Caruso, Palomar’s President, Chief Executive Officer and Chairman of the Board of Directors, as our President and Vice Chairman of our Board of Directors; amendments to existing Palomar employment agreements; a new employment agreement between us and Mr. Caruso; indemnification and insurance matters relating to Palomar directors and executive officers; and golden parachute compensation, can be found in the joint proxy statement/prospectus under the heading “Interests of Directors and Executive Officers of Palomar in the Merger.” Investors should read the joint proxy statement/prospectus carefully before making any voting or investment decisions. You may obtain free copies of any documents described above from us or Palomar using the sources indicated above.

This document shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

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

In March 2013, we signed a definitive agreement to acquire Palomar in a cash and stock transaction valued at approximately $294 million. Under the terms of the transaction, Palomar stockholders will receive $13.65 per share of Palomar common stock: $6.825 per share in cash and $6.825 per share in our common stock (subject to adjustment and collar provisions). We will issue approximately 5.2 million shares in the transaction and fund the approximately $147 million in cash consideration through existing cash balances. The transaction has been unanimously approved by the board of directors of each company and, subject to approval by the stockholders of each company, is expected to close by the end of June 2013.

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our Smartlipo product line for LaserBodySculptingSM for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our SmoothShapes XV product line for the temporary reduction in the appearance of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions;

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos; and

•	our PicoSure product line for the treatment of tattoos and benign pigmented lesions.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. For the three months ended March 31, 2013, 46% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010.

In March 2013, we commenced commercialization of our PicoSure system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. PicoSure is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite and RevLite products, which deliver pulses in billionths of a second. FDA clearance to market PicoSure was received in November 2012.

In July 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we are developing in partnership with Unilever. Unilever has advised us that it expects to launch the product commercially near the end of 2013.

We generate revenues primarily from sales of our products, parts and accessories and from services, including product warranty revenues. During the three months ended March 31, 2013, we derived approximately 84% of our revenues from sales of our products and 16% of our revenues from parts, accessories and service revenues. During the three months ended March 31, 2012, we derived approximately 82% of our revenues from sales of products and 18% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During each of the three months ended March 31, 2013 and 2012, we derived 54% of our revenues from sales outside North America. As of March 31, 2013, we had 44 sales employees covering North America, 43 sales employees in France, Spain, the United Kingdom, Germany, Korea, China and Japan and approximately 70 distributors covering approximately 100 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2013 and 2012:

	Percentage of Revenues
	Three Months Ended March 31,
Region	2013	2012
North America	46%	46%
Europe	19	21
Asia/Pacific	27	27
Other	8	6

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2013 and 2012, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				$ Change	% Change
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$34,117	84%	$28,095	82%	$6,022	21%
Parts, accessories and service revenues	6,573	16	6,073	18	500	8

Total revenues	40,690	100	34,168	100	6,522	19
Cost of revenues	17,003	42	14,660	43	2,343	16

Gross profit	23,687	58	19,508	57	4,179	21
Operating expenses
Sales and marketing	12,603	31	11,551	34	1,052	9
Research and development	3,781	9	3,239	9	542	17
Amortization of intangible assets acquired	214	—	342	1	(128)	(37)
General and administrative	5,101	13	3,518	10	1,583	45

Total operating expenses	21,699	53	18,650	55	3,049	16

Income from operations	1,988	5	858	3	1,130	132
Interest income, net	32	—	10	—	22	220
Other (expense) income, net	(357)	(1)	209	1	(566)	(271)

Income before provision for income taxes	1,663	4	1,077	3	586	54
Provision for income taxes	424	1	258	1	166	64

Net income	$1,239	3%	$819	2%	$420	51%

Revenues

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Product sales in North America	$16,337	$13,562	$2,775	20%
Product sales outside North America	17,780	14,533	3,247	22
Global parts, accessories and service sales	6,573	6,073	500	8

Total Revenues	$40,690	$34,168	$6,522	19%

Revenues in the three months ended March 31, 2013 increased from the three months ended March 31, 2012 by $6.5 million, or 19%. The increase was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by $2.8 million, or 20%, from the 2012 period primarily due to an increase in average selling prices attributable to the introduction of new products, including PicoSure and Elite Plus.

•

Revenues from the sale of products outside of North America increased by $3.2 million, or 22%, from the 2012 period primarily due to an increase in the number of units sold by our Asia Pacific subsidiaries and distributors.

•

Revenues from the sale of parts, accessories and services increased by $0.5 million, or 8%, from the 2012 period primarily due to an increase in revenues generated from performing service on laser systems.

Cost of Revenues

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Cost of revenues (in thousands)	$17,003	$14,660	$2,343	16%
Cost of revenues (as a percentage of total revenues)	42%	43%

Total cost of revenues increased $2.3 million, or 16%, to $17.0 million for three months ended March 31, 2013, as compared to $14.7 million for the three months ended March 31, 2012. The increase was primarily associated with our 19% increase in total revenues. Total cost of revenues decreased slightly as a percentage of total revenues, to 42% for the three months ended March 31, 2013, from 43% for the three months ended March 31, 2012, primarily due to a higher volume of sales through our direct subsidiaries, which yield higher gross profit margins.

Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Sales and marketing (in thousands)	$12,603	$11,551	$1,052	9%
Sales and marketing (as a percentage of total revenues)	31%	34%

Sales and marketing expenses increased $1.1 million, or 9%, for the three months ended March 31, 2013, as compared with the three months ended March 31, 2012. The increase included $0.5 million in personnel costs due to an increase in the number of our sales employees. Commission expense increased $0.3 million due to increased product revenues. Sales and marketing costs increased $0.3 million due to an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of PicoSure. Sales and marketing expenses for the three months ended March 31, 2013 decreased as a percentage of total revenues to 31%, due to favorable product mix and continued operating leverage.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Research and development (in thousands)	$3,781	$3,239	$542	17%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased $0.5 million, or 17%, for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. This increase was primarily due to increases in personnel and professional services costs associated with the development of new products.

Amortization of Intangible Assets Acquired

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Amortization of intangible assets acquired (in thousands)	$214	$342	$(128)	(37)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

For the three months ending March 31, 2013, we recognized amortization expense of $0.2 million in our operating expenses relating to certain intangible assets acquired through our 2011 acquisitions of Elemé Medical and ConBio’s aesthetic business.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
General and administrative (in thousands)	$5,101	$3,518	$1,583	45%
General and administrative (as a percentage of total revenues)	13%	10%

General and administrative expenses increased $1.6 million, or 45%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase was primarily due to $1.1 million in acquisition-related costs, with the remainder due to an increase in personnel and other administrative costs.

Interest Income, net

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Interest income, net (in thousands)	$32	$10	$22	220%

The increase in interest income, net was primarily due to increased cash invested in interest-bearing securities in the first three months of 2013 as compared to the first three months of 2012.

Other (Expense) Income, net

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Other (expense) income, net (in thousands)	$(357)	$209	$(566)	(271)%

The change in other (expense) income, net was primarily a result of net foreign currency remeasurement losses in the three months ended March 31, 2013, as compared to net foreign currency remeasurement gains in the three months ended March 31, 2012, primarily due to weakening of the euro and the pound against the U.S. dollar.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
Provision for income taxes (in thousands)	$424	$258	$166	64%
Provision as a % of income before provision for income taxes	25%	24%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. During the three months ended March 31, 2013, we recorded an income tax provision of $0.4 million, representing an effective tax rate of 25%. The income tax provision in both the 2013 and 2012 periods was primarily attributable to the tax provision recorded on current domestic and foreign taxable earnings. We continue to maintain a valuation allowance against our net domestic deferred tax assets as well as the deferred tax assets of our Japanese and Mexican subsidiaries at March 31, 2013.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through proceeds from public offerings of our Class A common stock and funds generated from our operations. In November 2012, we raised approximately $55.3 million through a public offering of shares of our Class A common stock.

At March 31, 2013, our cash, cash equivalents and short and long-term marketable securities were $146.6 million. Our cash and cash equivalents of $89.2 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds and various state and municipal governments. Our short-term marketable securities of $43.8 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by March 15, 2014. Our long-term marketable securities of $13.6 million consist of investments in various state and municipal governments, all of which mature by November 15, 2014.

We expect to close the acquisition of Palomar by the end of June 2013. At the closing we will pay approximately $147 million to Palomar stockholders. We will fund this payment from our existing cash balances.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the three months ended March 31, 2013 and 2012, we purchased $0.8 million and $0.7 million, respectively, of property and equipment. During each of the three months ended March 31, 2013 and 2012, we transferred $1.0 million of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2013 will remain consistent with the 2012 period.

In July 2009, our board of directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our board of directors discontinues it sooner. During the three months ended March 31, 2013, we did not repurchase any shares of our common stock under this program. As of March 31, 2013, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2013. This resulted primarily from net income for the period of $1.2 million, increased by approximately $2.4 million in depreciation, amortization and stock-based compensation expense and by approximately $0.6 million in net accretion of marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $3.4 million principally related to increases in accounts receivable and inventory, as well as a decrease in deferred revenue, offset by an increase in accounts payable. Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2013, which consisted of net proceeds from the sales and maturities of marketable securities of $2.7 million offset by purchases of property and equipment of $0.8 million. Net cash provided by financing activities during the three months ended March 31, 2013 was $0.5 million, primarily relating to proceeds from stock option exercises.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended. There have been no material changes to our critical accounting policies as of March 31, 2013.

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

	March 31, 2013	Future Maturities in 2013	Future Maturities in 2014
Investments (at fair value)	$57,868	$35,958	$21,910
Weighted average interest rate	0.27%	0.26%	0.29%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 53% of our total international revenues during the three months ended March 31, 2013. Substantially all of the remaining 47% were sales in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff filed a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we filed a response opposing the plaintiff’s motion.

On March 21, 2013, a putative stockholder class action complaint, captioned Edgar Calin v. Palomar Medical Technologies, Inc., et al., No. 13-1051 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander in Massachusetts Superior Court in Suffolk County. On April 9, 2013, a second putative stockholder class action complaint, captioned Vladimir Gusinsky Living Trust v. Palomar Medical Technologies, Inc., et al., No. 13-1328 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors and us in Massachusetts Superior Court in Suffolk County. On April 12, 2013, a third putative stockholder class action complaint, captioned Albert Saffer v. Palomar Medical Technologies, Inc. et al., No. 13-1385 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander in Massachusetts Superior Court in Suffolk County. On April 23, 2013, each of the plaintiffs in the foregoing suits filed an amended complaint. Each amended complaint alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger contemplated by the agreement and plan of merger, dated as of March 17, 2013, by and among Palomar, us and Commander, and that we and, with respect to the Calin and Saffer suits, Commander, aided and abetted the alleged breach of fiduciary duties. Each amended complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by us is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiffs in the three Massachusetts actions moved to expedite the proceedings on May 1, 2013 and moved to consolidate the actions on May 1, 2013. We, Palomar and our respective boards of directors believe that the Massachusetts lawsuits are without merit and intend to defend them vigorously.

On April 19, 2013, a fourth putative stockholder class action complaint, captioned Gary Drabek v. Palomar Medical Technologies, Inc. et al., No. 8491, (Del. Ch.) was filed against Palomar, its board of directors, us and Commander in Delaware Chancery Court. On May 1, 2013, a fifth putative stockholder class action complaint, captioned Daniel Moore v. Palomar Medical Technologies, Inc. et al., No. 8516, (Del. Ch.) was filed against Palomar, its board of directors, us and Commander in Delaware Chancery Court. Each of the foregoing lawsuits alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger and that we and Commander aided and abetted the alleged breach of fiduciary duties. Each complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by us is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiff in the Drabek action moved to expedite the proceedings on April 29, 2013, and the plaintiff in the Moore action moved to expedite and moved for a preliminary injunction on May 3, 2013. The court has scheduled a preliminary injunction hearing for June 17, 2013 in the Drabek action. We, Palomar and our respective boards of directors believe that the Delaware lawsuits are without merit and intend to defend them vigorously.

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

We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2012. For convenience, all of our risk factors are included below, and we have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 12.

Risks Related to Our Business and Industry

We have a history of net losses, and we may not be able to maintain our profitability.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012 and in the first quarter of 2013, we may not be able to maintain this profitability for the remainder of 2013, or thereafter. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. However, demand has increased from 2010 through the first quarter of 2013. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Solta Medical, Syneron Medical, ZELTIQ Aesthetics and Palomar, which we have agreed to acquire, as well as several smaller specialized private companies, such as Alma Lasers. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

The aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. For the three months ended March 31, 2013, 46% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010. If we do not continue to innovate and develop new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing or acquiring new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products, identify and acquire complementary businesses, products or technologies, and identify new markets for our products and technology, our product and technology offerings could become obsolete and our revenues and operating results could be adversely affected.

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

For example, in the first quarter of 2013 we launched our PicoSure laser system for the removal of tattoos and benign pigmented lesions. The PicoSure system, which is based on several years of research and development effort and expense, is the first commercially available picosecond Alexandrite aesthetic laser system on the market. Acceptance of our PicoSure laser system by providers of aesthetic procedures and their patients and clients is important to our commercial success.

We are also developing in conjunction with Unilever a laser treatment system for the home-use market. This system has been cleared by the FDA for marketing in the United States for the treatment of wrinkles. Unilever holds exclusive rights to sell this product, and Unilever has advised us that it expects to launch this product commercially near the end of 2013. However, because competitors have already introduced home-use laser systems to the market, this home-use system may not gain anticipated levels of market acceptance. If these products or others that we introduce do not gain market acceptance, our business would suffer.

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

We market our aesthetic treatment systems to physicians and other practitioners. In addition, through our development agreement with Unilever, we plan to begin to address the home-use aesthetic laser market near the end of 2013. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 49%, 56% and 55% of our product revenues from sales outside North America for the years ended December 31, 2012, 2011 and 2010, respectively. In the first quarter of 2013 we derived 52% of our product revenues from sales outside of North America. Our gross margin has decreased from periods prior to 2009 as a result of a higher percentage of laser revenue from our international markets, where our products tend to have lower average selling prices than in North America.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, approximately 50% of our revenues outside of North America for the year ended December 31, 2012, and 44% of our revenues outside of North America for the year ended December 31, 2011, were denominated in or linked to the U.S. dollar. In the first quarter of 2013, 53% of our revenues outside of North America were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan and South Korean won. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle. For example, our PicoSure laser system, which we launched in the first quarter of 2013, has been in development by us for several years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

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

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2011 through May 3, 2013, our Class A common stock has traded as high as $30.20 per share and as low as $8.84 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Mexico, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which we expect to be launched in the United States near the end of 2013, will be sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25%, 25% and 18% of our product revenue in 2012, 2011 and 2010, respectively. In the first quarter of 2013, sales of our aesthetic treatment systems by third party distributors represented 26% of our product revenue. The increases in 2012 and 2011 primarily related to sales of our ConBio products, which are generally sold through distributors.

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

Although his term will expire at our 2013 annual meeting of stockholders, one of our directors, Andrea Cangioli, is also an officer and or director of El.En., and certain of El.En.’s subsidiaries and affiliates compete with us in the worldwide market. Mr. Cangioli owns or has an interest in substantial amounts of El.En. stock. Ownership interests of our directors in El.En. stock, or service as a director of our company while at the same time serving as, or being the spouse of, a director or officer of El.En., could give rise to conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies.

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

As of March 31, 2013, El.En. beneficially owned approximately 13% of our outstanding common stock, and our executive officers and directors who are not affiliates of El.En. in the aggregate beneficially owned 4.70% of our outstanding common stock. As a result, if these stockholders were to act together, they would be able to exercise substantial influence over matters submitted to our stockholders for approval. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

In addition, beginning in 2013, most of the products and systems that we sell became subject to a new excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. We believe this excise tax could harm our sales and reduce our profitability.

In August 2012, the SEC adopted a final rule that will require public companies to make disclosures about the use of certain “conflict minerals” in the products that they manufacture. The rule requires annual disclosures by public companies for which conflict minerals (regardless of the place of origin of such minerals) are necessary to the functionality or production of products that they manufacture. Such companies must conduct inquiries into the country of origin of their necessary conflict minerals and disclose the results of such inquiries. If, based on its country of origin, a company determines that its conflict minerals originated in the Democratic Republic of Congo, or adjacent nations, and did not come from recycled or scrap sources, or has reason to believe that such conflict minerals may have originated in the covered countries and may not have come from recycled or scrap sources, then it must (i) exercise due diligence on the source and chain of custody of such conflict minerals and (ii) prepare an independently audited Conflict Minerals Report that, among other things, describes its due diligence efforts and identifies products containing conflict minerals that directly or indirectly finance or benefit designated armed groups perpetrating serious human rights abuses in the covered countries. The rules include an exception from the audit requirement for two years where the company is unable to determine if the minerals are “DRC conflict free.” All companies providing disclosures under the final rule must do so on a new Form SD, to be filed annually with the SEC on or before May 31 of each year. Information on Form SD will cover a company’s conflict minerals disclosure for the prior calendar year, regardless of the company’s fiscal year end. The first Form SDs will be due on or before May 31, 2014 and will cover conflict minerals disclosures for calendar year 2013. Because certain materials used in the manufacturing of our products are considered conflict minerals, we anticipate that we will file a Form SD before May 31, 2014 for conflict minerals disclosures for calendar year 2013. We believe our efforts to comply with these requirements will be costly and time consuming.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013 that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff filed a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we filed a response opposing the plaintiff’s motion.

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

Risks Related to the Proposed Merger

* Uncertainty about the merger may adversely affect the relationships of us, Palomar or the combined company with our respective customers, suppliers and employees, whether or not the merger is completed.

In response to the announcement of the merger, our existing or prospective customers or suppliers or existing or prospective customers of Palomar or the combined company may:

•	delay, defer or cease purchasing goods or services from or providing goods or services to us, Palomar or the combined company;

•	delay or defer other decisions concerning us, Palomar or the combined company, or refuse to extend credit to us, Palomar or the combined company; or

•	otherwise seek to change the terms on which they do business with us, Palomar or the combined company.

Any such delays or changes to terms could seriously harm our business or Palomar’s business or, if the merger is completed, the business of the combined company.

In addition, as a result of the announcement of the merger, current and prospective employees could experience uncertainty about their future with us, Palomar or the combined company. These uncertainties may impair our ability or Palomar’s or the combined company’s ability to retain, recruit or motivate key personnel.

* Any delay in the completion of the merger may significantly reduce the benefits expected to be obtained from the merger or could adversely affect the market price of our Class A common stock or our future business and financial results.

The merger is subject to a number of conditions, including approvals of our stockholders and Palomar stockholders, which are beyond our control and Palomar’s control and which may prevent, delay or otherwise materially and adversely affect completion of the merger.

Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger. We and Palomar would each remain liable for significant transaction costs, including legal, accounting and financial advisory fees. Any delay in completing the merger may significantly reduce the synergies and other benefits that we and Palomar expect to achieve if we successfully complete the merger within the expected timeframe and integrate our respective businesses.

In addition, the market price of our Class A common stock may reflect various market assumptions as to whether and when the merger will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the merger could result in a significant change in the market price of our Class A common stock.

* The issuance of shares of our Class A common stock to Palomar stockholders in the merger will substantially reduce the percentage interests of our stockholders.

If the merger is completed, we will issue approximately 5.2 million shares of our Class A common stock, which would result in Palomar stockholders owning approximately 23% of the outstanding Class A common stock of the combined company immediately following the closing of the merger, based on an assumed exchange ratio of 0.240, which is the exchange ratio calculated as if March 15, 2013 were the third trading day prior to the effective time of the merger.

The issuance of shares of our Class A common stock to Palomar stockholders in the merger will cause a significant reduction in the relative percentage interest of our current stockholders in our earnings, liquidation value and book and market value.

* Sales of substantial amounts of our Class A common stock in the open market by former Palomar stockholders could depress the market price of our Class A common stock.

Shares of our Class A common stock that are issued to stockholders of Palomar in the merger will be freely tradable by such stockholders without restrictions or further registration under the Securities Act, provided, however, that any stockholders who are affiliates of Cynosure will be subject to the resale restrictions of Rule 144 under the Securities Act.

We currently expect that we will issue approximately 5.2 million shares of our Class A common stock in the merger, based on an assumed exchange ratio of 0.240, which is the exchange ratio calculated as if March 15, 2013 were the third trading day prior to the effective time of the merger.

If the merger is completed and if Palomar’s former stockholders sell substantial amounts of our Class A common stock in the public market following the completion of the merger, the market price of our Class A common stock may decrease. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that we otherwise would deem appropriate.

* Diversion of management’s attention could harm us, Palomar or the combined company, whether or not the merger is completed.

Completion of the merger will require a significant amount of time and attention from our management and Palomar’s management. The diversion of management’s attention away from ongoing operations could adversely affect our ongoing operations and business relationships and Palomar’s ongoing operations and business relationships and, if the merger is completed, the combined company.

* We may be unable to integrate successfully the businesses of Palomar and realize the anticipated benefits of the merger.

The merger involves the combination of two organizations that currently operate as independent public companies. Due to legal restrictions, we and Palomar have conducted only limited planning regarding the integration of the two companies, and we will continue to operate as independent public companies until the completion of the merger. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price.

Achieving the anticipated benefits of the merger will depend, in part, on the integration of operations, personnel and technology of us and Palomar. If we are unable to successfully integrate Palomar’s business into our business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Potential difficulties the combined company may encounter in the integration process include the following:

•	lost sales and customers as a result of certain of our customers or Palomar’s customers deciding not to do business with the combined company;

•	the inability to procure goods and services on favorable terms as a result of our suppliers or Palomar’s suppliers deciding not to do business with the combined company;

•	the inability to retain, recruit or motivate key personnel;

•	complexities associated with managing the combined businesses;

•	difficulties associated with integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger;

•	performance shortfalls as a result of the diversion of management’s attention to the merger;

•	disruption or interruption of, or loss of momentum in, our ongoing business and Palomar’s ongoing business; and

•	inconsistencies in standards, controls, procedures and policies.

Any of these difficulties could adversely affect our ability to maintain relationships with suppliers, customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

Even if we are able to integrate Palomar’s business operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

Additionally, we may, from time to time, evaluate potential strategic acquisitions of other complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. However, we cannot assure you that these completed acquisitions, or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. The integration of these businesses may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

* We will incur significant costs in connection with the merger.

We will incur substantial expenses related to the merger, whether or not the merger is completed. We estimate that we will incur direct transaction costs of approximately $2.9 million in connection with the merger, approximately $1.9 million of which is not contingent on the completion of the merger. In addition, we expect that we will incur costs of approximately $14.5 million in “golden parachute” compensation that each named executive officer of Palomar could receive in connection with the merger.

In the event the merger is completed, we expect to incur significant additional expenses. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed assets and lease administration systems, and regulatory compliance. While we have assumed that a certain level of expenses would be incurred from the integration of the two companies, there are a number of factors beyond our control that could affect the total amount or the timing of all the expected integration expenses, including, among other things, constraints arising under U.S. federal or state antitrust laws (such as limitations on sharing information) that may prevent or hinder us from fully developing integration plans. Moreover, many of the expenses that will be incurred, by their nature, are impracticable to estimate at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies following the completion of the merger. The amount and timing of any these charges are uncertain at the present time. In addition, the combined company may incur additional material charges in subsequent fiscal quarters to reflect additional costs in connection with the merger.

* The market price of our Class A common stock after the merger may be affected by factors different from those affecting the market price of our Class A common stock before the merger.

When we complete the merger, Palomar stockholders will become our stockholders. The results of our operations, as well as the market price of our Class A common stock, after the merger may be affected by factors different from those currently affecting our results of operations or Palomar’s results of operations and the market price of our Class A common stock.

* Loss of key personnel could have a material adverse effect on the business and results of operations of the combined company.

The success of the combined company, if the merger is completed, will depend in part upon the ability of the combined company to retain key employees of both companies. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, the combined company may not be able to retain key employees. Loss of key personnel could have a material adverse effect on the business and operations of the combined company.

* The combined company will face uncertainties related to the effectiveness of internal controls.

Public companies in the United States are required to review their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Any system of control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, any design may not achieve its stated goal under all potential future conditions, regardless of how remote.

Our integration with Palomar, and our respective internal control systems and procedures, may result in or lead to a future material weakness in the combined company’s internal controls, or the combined company or its independent registered public accounting firm may identify a material weakness in the combined company’s internal controls in the future. A material weakness in internal control over financial reporting would require management and the combined company’s independent public accounting firm to evaluate the combined company’s internal controls as ineffective. If the combined company’s internal control over financial reporting is not considered adequate, the combined company may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

* Internal control deficiencies or weaknesses that are not yet identified could emerge.

Over time the combined company may identify deficiencies or weaknesses in its internal controls and, where and when appropriate, report on these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that have not been identified by Cynosure or Palomar could emerge and these deficiencies or weaknesses could have a material impact on the results of operations for the combined company.

* Charges to earnings resulting from the application of the acquisition method of accounting may adversely affect the market value of our Class A common stock following the completion of the merger.

In accordance with generally accepted accounting principles in the United States, the merger will be accounted for using the acquisition method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our Class A common stock following the completion of the merger. Under the acquisition method of accounting, the total estimated purchase price will be allocated to Palomar’s net tangible assets, identifiable intangible assets based on their respective fair values as of the date of completion of the merger. Any excess of the purchase price over those fair values will be recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, the combined company will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

We currently estimate that we will incur approximately $40.3 million of incremental amortization expense after completion of the merger, based on the closing price of our Class A common stock on The NASDAQ Stock Market LLC on March 15, 2013, the last trading day before the public announcement of the merger. The actual amount of the incremental amortization expense will be based on the aggregate value of the merger consideration to be paid to Palomar stockholders in the merger, less the fair value of all net assets acquired and goodwill assumed. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the market price of our Class A common stock.

* Stockholder class-action lawsuits have been brought against Palomar, its directors and us in connection with the merger. These lawsuits could be expensive and time consuming and result in the delay of the consummation of the merger and cause Palomar, its directors and us to pay substantial damages and incur additional costs and expenses.

Since we announced the merger on March 18, 2013, five putative stockholder class action complaints have been filed against Palomar, its directors and us. The complaints allege that the Palomar board of directors breached their fiduciary duties to the Palomar stockholders in connection with the approval of the merger and that we and, in four of the five lawsuits, our wholly-owned subsidiary, Commander Acquisition Corp., aided and abetted the alleged breach of fiduciary duties. The complaints allege that the Palomar board of directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and to obtain the best financial and other terms, and that the registration statement we filed is materially deficient. We are vigorously defending these lawsuits. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. If one or more of the lawsuits is successful, it could delay the consummation of the merger, result in substantial damages to Palomar, its directors and us and cause us to incur additional costs and expenses in connection with the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the three months ended March 31, 2013, we did not repurchase any shares of our common stock under this program. As of March 31, 2013, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

Item 4.	Mine Safety Disclosure

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger by and among Cynosure, Inc., Commander Acquisition Corp. and Palomar Medical Technologies, Inc., dated as of March 17, 2013 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

10.1	Form of Company Stockholder Agreement (filed as Exhibit A to Exhibit 2.1 and incorporated herein by reference)

10.2	Form of Buyer Stockholder Agreement (filed as Exhibit B to Exhibit 2.1 and incorporated herein by reference)

10.3	Employment Agreement by and between Cynosure, Inc. and Joseph P. Caruso, dated March 17, 2013 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. Cynosure will furnish copies of any such schedules to the SEC upon request.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: May 8, 2013	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 8, 2013	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger by and among Cynosure, Inc., Commander Acquisition Corp. and Palomar Medical Technologies, Inc., dated as of March 17, 2013 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

10.1	Form of Company Stockholder Agreement (filed as Exhibit A to Exhibit 2.1 and incorporated herein by reference)

10.2	Form of Buyer Stockholder Agreement (filed as Exhibit B to Exhibit 2.1 and incorporated herein by reference)

10.3	Employment Agreement by and between Cynosure, Inc. and Joseph P. Caruso, dated March 17, 2013 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. Cynosure will furnish copies of any such schedules to the SEC upon request.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.