Form 10-Q
period 2013-06-30
CYNOSURE INC
filed 2013-08-09
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock as of August 2, 2013:

Class	Number of Shares
Class A Common Stock, $0.001 par value	22,304,833

Cynosure, Inc.

		Page No.

PART I	Financial Information

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1
	Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2013 and 2012	2
	Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Month Periods Ended June 30, 2013 and 2012	3
	Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2013 and 2012	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II	Other Information

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	40

SIGNATURES		42
EXHIBIT INDEX		43

EX-2.1(1) Amended and Restated Agreement and Plan of Merger, dated as of May 15, 2013, among Cynosure, Inc., Commander Acquisition, LLC and Palomar Medical Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Cynosure’s Current Report on Form 8-K filed May 16, 2013)

EX-10.1 Amended and Restated 2005 Stock Incentive Plan

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

(1)	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. Cynosure, Inc. will furnish copies of any such schedules to the SEC upon request.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$55,395	$86,057
Short-term marketable securities	37,259	40,617
Accounts receivable, net	37,816	17,970
Inventories	56,407	32,906
Prepaid expenses and other current assets	5,595	5,149
Deferred income taxes	2,304	783

Total current assets	194,776	183,482
Property and equipment, net	37,864	8,207
Long-term marketable securities	13,486	20,071
Goodwill	106,768	15,811
Intangibles, net	45,534	5,937
Other assets	1,331	1,061

Total assets	$399,759	$234,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,676	$8,346
Amounts due to related party	1,433	1,896
Accrued expenses	32,960	17,201
Deferred revenue	7,425	6,319
Capital lease obligation	307	322

Total current liabilities	58,801	34,084

Capital lease obligation, net of current portion	297	432
Deferred revenue, net of current portion	1,071	281
Other noncurrent liabilities	6,622	2,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 22,525 Class A shares and no Class B shares at June 30, 2013;
Issued — 16,402 Class A shares and no Class B shares at December 31, 2012	23	17
Additional paid-in capital	334,756	190,979
Retained earnings	2,568	10,283
Accumulated other comprehensive loss	(2,206)	(1,599)
Treasury stock, 233 Class A shares, at cost	(2,173)	(2,173)

Total stockholders’ equity	332,968	197,507

Total liabilities and stockholders’ equity	$399,759	$234,569

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product revenues	$43,022	$32,923	$77,139	$61,018
Parts, accessories and service revenues	7,069	6,650	13,642	12,723

Total revenues	50,091	39,573	90,781	73,741
Cost of revenues	22,304	16,533	39,307	31,193

Gross profit	27,787	23,040	51,474	42,548
Operating expenses:
Sales and marketing	14,231	11,878	26,834	23,429
Research and development	3,536	3,460	7,317	6,699
Amortization of intangible assets acquired	283	342	497	684
General and administrative	24,376	3,667	29,477	7,185

Total operating expenses	42,426	19,347	64,125	37,997

(Loss) income from operations	(14,639)	3,693	(12,651)	4,551

Interest income, net	23	13	55	23
Other expense, net	(46)	(298)	(403)	(89)

(Loss) income before (benefit) provision for income taxes	(14,662)	3,408	(12,999)	4,485

(Benefit) provision for income taxes	(5,708)	728	(5,284)	986

Net (loss) income	$(8,954)	$2,680	$(7,715)	$3,499

Basic net (loss) income per share	$(0.54)	$0.21	$(0.47)	$0.28

Diluted net (loss) income per share	$(0.54)	$0.20	$(0.47)	$0.27

Basic weighted-average common shares outstanding	16,636	12,605	16,412	12,591

Diluted weighted-average common shares outstanding	16,636	13,278	16,412	13,141

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(8,954)	$2,680	$(7,715)	$3,499

Other comprehensive loss components:
Cumulative translation adjustment	(34)	(463)	(628)	(141)
Unrealized (loss) gain on marketable securities, net of taxes	(4)	3	21	12

Total other comprehensive loss	(38)	(460)	(607)	(129)

Comprehensive (loss) income	$(8,992)	$2,220	$(8,322)	$3,370

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net (loss) income	$(7,715)	$3,499
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,256	3,493
Stock-based compensation expense	1,703	1,397
Loss (gain) on disposal of fixed assets	4	(37)
Deferred income taxes	(5,625)	—
Net accretion of marketable securities	1,130	589
Changes in operating assets and liabilities:
Accounts receivable	(10,515)	(1,525)
Inventories	(435)	(3,556)
Net book value of demonstration inventory sold	348	419
Prepaid expenses and other current assets	250	(466)
Accounts payable	1,140	1,010
Due to related party	(463)	(485)
Tax benefit from stock option exercises	(1)	(25)
Accrued expenses	7,551	127
Deferred revenue	(1,037)	2,870
Other noncurrent liabilities	(109)	—

Net cash (used in) provided by operating activities	(10,518)	7,310

Investing activities:
Purchases of property and equipment	(1,668)	(1,024)
Proceeds from the sales and maturities of marketable securities	56,880	25,262
Purchases of marketable securities	(10,961)	(30,725)
Cash paid for acquisition, net of cash received	(64,978)	—
Decrease in other noncurrent assets	42	140

Net cash used in investing activities	(20,685)	(6,347)

Financing activities:
Excess tax benefit on options exercised	1	25
Proceeds from stock option exercises	1,226	523
Acquisition-related equity issuance costs	(507)	—
Payments on capital lease obligation	(158)	(150)

Net cash provided by financing activities	562	398
Effect of exchange rate changes on cash and cash equivalents	(21)	59

Net (decrease) increase in cash and cash equivalents	(30,662)	1,420
Cash and cash equivalents, beginning of the period	86,057	35,694

Cash and cash equivalents, end of the period	$55,395	$37,114

Supplemental cash flow information
Cash paid for interest	$14	$24

Cash paid for income taxes	$490	$979

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$2,452	$2,227
Assets acquired under capital lease	$24	$276
Shares of common stock issued in connection with the acquisition of Palomar	$141,353	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2012, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.9 and $0.7 million for the three months ended June 30, 2013 and 2012, respectively. Cynosure recorded stock-based compensation expense of $1.7 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively. Cynosure capitalized $19,000 and $15,000 of stock-based compensation expense as part of inventory during the six months ended June 30, 2013 and 2012, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$41	$30	$77	$59
Sales and marketing	261	214	501	422
Research and development	150	129	291	249
General and administrative	412	359	834	667

Total stock-based compensation expense	$864	$732	$1,703	$1,397

Cash received from option exercises was $1.2 million and $0.5 million during the six months ended June 30, 2013 and 2012, respectively.

Cynosure granted 327,700 and 332,000 stock options during the six months ended June 30, 2013 and 2012, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2013 and 2012 was $13.15 and $8.66, respectively, using the following assumptions:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.79% - 1.48%	0.77% - 0.86%
Expected dividend yield	—	—
Expected term	4.8 years	5.8 years
Expected volatility	55% - 56%	57%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted during the six months ended June 30, 2013 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. Cynosure’s expected term of options granted during the six months ended June 30, 2012 was derived from the simplified method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$15,310	$9,076
Work in process	4,666	1,134
Finished goods	36,431	22,696

	$56,407	$32,906

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$675	$—	$—	$675
State and municipal bonds	—	13,630	—	13,630
Treasuries and government agencies	—	24,043	—	24,043
Corporate obligations and commercial paper	—	13,015	—	13,015
Equity securities	57	—	—	57

Total	$732	$50,688	$—	$51,420

(1)	Included in cash and cash equivalents at June 30, 2013.

During the six months ended June 30, 2013, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at June 30, 2013 or December 31, 2012.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at June 30, 2013 consist of approximately $50.7 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies, corporate obligations and commercial paper and approximately $57,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of June 30, 2013, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:

Short-term marketable securities:
State and municipal bonds	$12,177	$12,174	$4	$(1)
Treasuries and government agencies	14,022	14,014	8	—
Corporate obligations and commercial paper	11,003	11,004	2	(3)

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Equity securities	57	9	48	—

Total short-term marketable securities	$37,259	$37,201	$62	$(4)

Long-term marketable securities:
State and municipal bonds	$1,453	$1,452	$1	$—
Treasuries and government agencies	10,021	10,021	2	(2)
Corporate obligations and commercial paper	2,012	2,022	—	(10)

Total long-term marketable securities	$13,486	$13,495	$3	$(12)

Total available-for-sale securities	$50,745	$50,696	$65	$(16)

Total marketable securities	$50,745

As of December 31, 2012, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$4,417	$4,417	$—	$—
Government agencies	1,000	1,000	—	—

Total cash equivalents	$5,417	$5,417	$—	$—

Short-term marketable securities:
State and municipal bonds	$33,250	$33,251	$6	$(7)
Treasuries and government agencies	7,346	7,345	1	—
Equity securities	21	6	15	—

Total short-term marketable securities	$40,617	$40,602	$22	$(7)

Long-term marketable securities:
State and municipal bonds	$18,046	$18,052	$2	$(8)
Treasuries and government agencies	2,025	2,021	4	—

Total long-term marketable securities	$20,071	$20,073	$6	$(8)

Total available-for-sale securities	$66,105	$66,092	$28	$(15)

Total marketable securities	$60,688

As of June 30, 2013, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$13,630	$12,177	$1,453	$—
Treasuries and government agencies	24,043	14,022	10,021	—
Corporate obligations and commercial paper	13,015	11,003	2,012	—

Total available-for-sale debt securities	$50,688	$37,202	$13,486	$—

Note 6 — Acquisition

Palomar Medical Technologies, Inc.

On June 24, 2013, Cynosure acquired Palomar Medical Technologies, Inc. (Palomar). The acquisition complements and broadens Cynosure’s product lineup with the addition of Palomar’s intense pulsed light, fractional laser and diode aesthetic systems, doubles the number of patents in Cynosure’s portfolio and enhances Cynosure’s global distribution network. As a result of the transaction, former Palomar stockholders, in the aggregate, received for their shares of Palomar common stock $145.8 million in cash and 6.0 million shares of Cynosure Class A common stock. The total consideration is valued at $287.2 million, based upon the closing price of Cynosure Class A common stock on June 24, 2013. This acquisition was considered a business acquisition for accounting purposes.

Cynosure has retained an independent valuation firm to assess the fair value of the identifiable intangible assets and certain tangible assets acquired and is also currently assessing the fair value of other assets acquired and liabilities assumed and plans to file pro forma financial information with the SEC within the applicable time period. Cynosure has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of June 24, 2013. As such, the fair value of the assets acquired and liabilities assumed, including intangible assets, presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed.

The following table summarizes the preliminary purchase price allocation, net of $117.9 million in cash, cash equivalents and marketable securities acquired (in thousands):

Purchase price:
Cash and stock paid	$287,204
Cash, cash equivalents and marketable securities acquired	(117,929)

Purchase price, net	$169,275

Assets (liabilities) acquired:
Accounts receivable	9,607
Inventory	25,881
Prepaids and other assets	722
Property and equipment	28,445
Other assets	332
Intangible assets	40,320
Goodwill	91,037
Accounts payable	(7,269)
Accrued expenses	(11,339)
Deferred revenue	(3,010)
Deferred tax liability	(5,451)

Total	$169,275

Revenue and net loss related to Palomar’s operations was $5.1 million and $(18.2) million, respectively, for the five business days following the June 24, 2013 acquisition date, and is included in Cynosure’s consolidated statements of operations for the three months ended June 30, 2013.

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2013 and 2012 summarize the combined results of operations for Cynosure and Palomar. The unaudited pro forma condensed consolidated operating results includes the business combination accounting effects as if the acquisition had been completed as of January 1, 2012 (for both the 2013 and 2012 period results) after giving effect to certain adjustments. These pro forma financial statements are for informational purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. No effect has been given for synergies, if any, that may be realized through the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue (unaudited)	$69,035	$58,444	$132,026	$110,738
Pre-tax loss (unaudited)	$(5,254)	$(1,017)	$(3,725)	$(36,034)

The unaudited consolidated pro forma financial information above includes significant, non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2012, including $18.5 million in change of control severance payments and $4.6 million associated with the step up in fair value of finished goods inventory acquired through the acquisition.

During the three and six months ended June 30, 2013, Cynosure incurred $20.4 million and $21.5 million, respectively, in costs associated with the acquisition of Palomar. In connection with the acquisition of Palomar, certain terminated Palomar employees were, and certain continuing Palomar employees are, entitled to severance benefits in specified circumstances associated with the change of control of Palomar. In connection with the acquisition and these change of control severance arrangements, Cynosure incurred $18.5 million of compensation expense during the three months ended June 30, 2013, and Cynosure expects to incur an additional $1.5 million of compensation expense during each of the next four quarters. Costs associated with the acquisition of Palomar, including the aforementioned $18.5 million, are primarily recorded in the general and administrative expenses within the consolidated statement of operations.

During the three months ended June 30, 2013, Cynosure incurred $0.5 million in equity issuance costs associated with the acquisition of Palomar. These amounts were recorded to additional paid-in capital.

Note 7 — Goodwill

Changes to goodwill during the six months ended June 30, 2013 were as follows (in thousands):

Total
Balance — December 31, 2012	$15,811
Palomar acquisition	91,037
Translation adjustment	(80)

Balance — June 30, 2013	$106,768

Note 8 — Other Intangible Assets

Other intangible assets consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
June 30, 2013
Cost	$21,620	$384	$14,913	$13,010	$48	$49,975
Translation adjustment	—	29	18	—	3	50
Accumulated amortization	(1,540)	(208)	(2,368)	(369)	(6)	(4,491)

Balance, June 30, 2013	$20,080	$205	$12,563	$12,641	$45	$45,534

December 31, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	38	24	—	3	65
Accumulated amortization	(1,292)	(195)	(2,019)	(272)	(5)	(3,783)

Balance, December 31, 2012	$1,958	$227	$1,328	$2,378	$46	$5,937

Cynosure acquired $40.3 million of identifiable intangible assets in the Palomar acquisition, of which $18.4 million was assigned to technology patents, $11.6 million was assigned to customer relationships and $10.3 million was assigned to trademarks in the six months ended June 30, 2013. These identifiable intangible assets are being amortized on an accelerated basis up to a 20-year period and are included in the table above.

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the Palomar acquisition, including identifiable intangible assets and their related amortization periods. As such, the $40.3 million in intangible assets presented in the table above are provisional and will be finalized in a later period once the fair value procedures are completed.

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses. Cynosure recognized $0.1 million in amortization expense related to the identifiable intangible assets from the Palomar acquisition, all of which is classified as a component of amortization of intangible assets acquired for the three and six months ended June 30, 2013.

Amortization expense for the three months ended June 30, 2013 and 2012 was $0.4 million and $0.5 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $0.7 million and $0.9 million, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of June 30, 2013, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2013	$2,725
2014	5,117
2015	4,768
2016	4,134
2017	3,816
2018 and thereafter	24,933

Total	$45,493

The table above includes $0.9 million for the remainder of 2013, $1.6 million for 2014, $1.6 million for 2015, $1.6 million for 2016, $1.7 million for 2017 and $17.8 million for 2018 and thereafter, to be recognized within operating expenses related to intangible assets acquired through the Palomar, Eleme Medical and ConBio acquisitions, with the remainder recognized within cost of revenues. As such, the amortization related to the estimated $40.3 million of identifiable intangible assets from the Palomar acquisition is included in the table above.

Note 9 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition. The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2013, which is a component of accrued expenses in the consolidated balance sheets:

Total
(in thousands)
Warranty accrual, beginning of period	$3,415
Warranty provision related to new sales	3,857
Warranty provision assumed from acquisition	1,225
Costs incurred	(2,643)

Warranty accrual, end of period	$5,854

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the Palomar acquisition, including its warranty accrual. As a result, the warranty accrual related to the Palomar acquisition above is preliminary in nature.

Note 10 — Segment Information

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

The following table represents total revenue by geographic destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$22,693	$19,034	$40,434	$34,194
Europe	9,005	7,153	16,773	14,172
Asia / Pacific	12,793	11,016	23,729	20,292
Other	5,600	2,370	9,845	5,083

Total	$50,091	$39,573	$90,781	$73,741

Total assets by geographic area are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
United States	$376,365	$210,596
Europe	17,955	15,623
Asia / Pacific	16,240	11,038
Eliminations	(10,801)	(2,688)

Total	$399,759	$234,569

Long-lived assets by geographic area are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
United States	$36,072	$7,266
Europe	2,010	1,570
Asia / Pacific	1,113	432

Total	$39,195	$9,268

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long lived assets for any period presented.

The increase in the amount of total assets is due primarily to the Palomar acquisition. The increase in the amount of long-lived assets is due to the tangible net assets acquired from the Palomar acquisition. Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed.

Note 11 — Net (Loss) Income Per Common Share

Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share is determined by dividing net (loss) income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. For the three and six months ended June 30, 2013, there are no outstanding Class B shares, and Cynosure may not issue Class B shares in the future. For the three and six months ended June 30, 2012, common shares outstanding include both Class A and Class B as each share participated equally in earnings. Class B shares were convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(8,954)	$2,680	$(7,715)	$3,499

Basic weighted average common shares outstanding	16,636	12,605	16,412	12,591
Weighted average common equivalent shares	—	673	—	550

Diluted weighted average common shares outstanding	16,636	13,278	16,412	13,141

Basic net (loss) income per share	$(0.54)	$0.21	$(0.47)	$0.28

Diluted net (loss) income per share	$(0.54)	$0.20	$(0.47)	$0.27

For the three and six months ended June 30, 2013, the number of basic and diluted weighted average shares outstanding was the same, as any increase in the number of shares of common stock equivalents for the three and six months ended June 30, 2013 would be antidilutive based on the net loss for the period. For the three and six months ended June 30, 2013, respectively, outstanding options to purchase 1.1 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

For the three and six months ended June 30, 2012, respectively, options to purchase approximately 0.6 million and 1.3 million shares of Cynosure’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Note 12 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the six months ended June 30, 2013 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2012	$13	$(1,612)	$(1,599)
Current period other comprehensive loss	21	(628)	(607)

Balance — June 30, 2013	$34	$(2,240)	$(2,206)

Note 13 — Related Party Transactions

As of June 30, 2013, El. En. S.p.A. (El.En.) owned 9% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended June 30, 2013 and 2012 were approximately $1.3 million and $1.0 million, respectively. Purchases of inventory from El.En. during the six months ended June 30, 2013 and 2012 were approximately $2.9 million and $2.1 million, respectively. As of June 30, 2013 and December 31, 2012, amounts due to related party for these purchases were approximately $1.4 million and $1.9 million, respectively. There were no amounts due from El.En. as of June 30, 2013 or December 31, 2012.

Note 14 — Income Taxes

During the three months ended June 30, 2013, Cynosure recorded an income tax benefit of $5.7 million, representing an effective tax rate of 39%. Included in this tax benefit is a non-recurring benefit of $5.8 million for the release of a portion of the domestic valuation allowance due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets as a result of the Palomar business combination.

At March 31, 2013, Cynosure had gross tax-effected unrecognized tax benefits of $0.4 million, of which $0.2 million, if recognized, would favorably impact the effective tax rate. During the three months ended June 30, 2013, unrecognized tax benefits, inclusive of accrued interest, increased by $3.1 million as a result of the acquisition of Palomar, of which $1.1 million, if recognized, would favorably impact the effective tax rate. The $3.1 million increase in unrecognized tax benefits was recorded in purchase accounting against goodwill in the second quarter upon the acquisition of Palomar and includes $0.3 million in interest and penalties. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2008. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2008. Palomar’s pre-acquisition income tax filings for the years 2006-2012 remain open to examination by the taxation jurisdictions in which they were filed.

Note 15 — Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this ASU, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not materially impact Cynosure’s financial statements or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to identify and penetrate new markets for our products and technology;

•	our strategy of growing through acquisitions;

•	our ability to innovate, develop and commercialize new products;

•	our ability to obtain and maintain regulatory clearances;

•	our sales and marketing capabilities and strategy in the United States and internationally;

•	our ability to resolve reliability issues in our products and meet warranty and service obligations to our customers;

•	our intellectual property portfolio; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

On June 24, 2013, we acquired Palomar. The acquisition complements and broadens our product lineup with the addition of Palomar’s intense pulsed light, fractional laser and diode laser aesthetic systems, doubles the number of patents in our portfolio and enhances our global distribution network. As a result of the transaction, former Palomar stockholders, in the aggregate, received for their shares of Palomar common stock $145.8 million in cash and 6.0 million shares of our Class A common stock. The total consideration is valued at $287.2 million, based upon the closing price of our Class A common stock on June 24, 2013. We have stopped manufacturing and distributing the Pavlovia skin renewing laser previously offered by Palomar. The main aesthetic laser products which have been added to our portfolio as a result of the acquisition include:

•	the Icon Aesthetic System for fractional skin rejuvenation and wrinkle reduction;

•	the StarLux laser and pulsed light system; and

•	the Vectus diode laser for high volume hair removal.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser and light-based technologies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength. For the six months ended June 30, 2013, 46% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010, excluding product revenue attributable to Palomar during the second quarter of 2013. As stated in our second-quarter 2013 financial results conference call on July 31, 2013, during the integration process we have identified reliability issues with Palomar’s Vectus laser, primarily involving the large tip delivery system. We are currently reviewing shipments to new customers while we address these issues. Demand for the Vectus laser remains high and we are working to resolve these issues and support customers in the coming quarters.

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

In July 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we are developing in partnership with Unilever. Unilever has advised us that it expects to launch the product commercially near the beginning of 2014.

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the six months ended June 30, 2013, we derived approximately 85% of our revenues from sales of our products and 15% of our revenues from parts, accessories and service revenues. During the six months ended June 30, 2012, we derived approximately 83% of our revenues from sales of products and 17% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Australia, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2013 and 2012, we derived 53% and 52% of our revenues, respectively, from sales outside North America. As of June 30, 2013, including expansion from the acquisition of Palomar, we had 77 sales employees covering North America and 61 sales employees in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Australia. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2013 and 2012:

	Percentage of Revenues
	Six Months Ended June 30,
Region	2013	2012
North America	47%	48%
Europe	18	19
Asia/Pacific	26	28
Other	9	5

Total	100%	100%

See Note 10 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended June 30, 2013 and 2012, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				$ Change	% Change
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$43,022	86%	$32,923	83%	$10,099	31%
Parts, accessories and service revenues	7,069	14	6,650	17	419	6

Total revenues	50,091	100	39,573	100	10,518	27
Cost of revenues	22,304	45	16,533	42	5,771	35

Gross profit	27,787	55	23,040	58	4,747	21
Operating expenses
Sales and marketing	14,231	28	11,878	30	2,353	20
Research and development	3,536	7	3,460	9	76	2
Amortization of intangible assets acquired	283	—	342	1	(59)	(17)
General and administrative	24,376	49	3,667	9	20,709	565

Total operating expenses	42,426	84	19,347	49	23,079	119

(Loss) income from operations	(14,639)	(29)	3,693	9	(18,332)	(496)
Interest income, net	23	—	13	—	10	77
Other expense, net	(46)	—	(298)	(1)	252	85

(Loss) income before (benefit) provision for income taxes	(14,662)	(29)	3,408	9	(18,070)	(530)
(Benefit) provision for income taxes	(5,708)	(11)	728	2	(6,436)	(884)

Net (loss) income	$(8,954)	(18)%	$2,680	7%	$(11,634)	(434)%

Revenues

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Product sales in North America (in thousands)	$20,738	$16,432	$4,306	26%
Product sales outside North America (in thousands)	22,284	16,491	5,793	35
Global parts, accessories and service sales (in thousands)	7,069	6,650	419	6

Total Revenues	$50,091	$39,573	$10,518	27%

Revenues in the three months ended June 30, 2013 increased from the three months ended June 30, 2012 by $10.5 million, or 27%. The increase was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by approximately $4.3 million, or 26%, from the 2012 period primarily due to an increase in average selling prices attributable to the introduction of new products, including PicoSure and Elite Plus. Our newly acquired Palomar business contributed $2.2 million in North America product revenues for the five business days following the June 24, 2013 acquisition date.

•

Revenues from the sale of products outside of North America increased by approximately $5.8 million, or 35%, from the 2012 period primarily due to an increase in the number of units sold by our European subsidiaries and distributors, including the introduction of Apogee Plus. Our newly acquired Palomar business contributed $2.7 million in product revenues outside of North America for the five business days following the June 24, 2013 acquisition date.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.4 million, or 6%, from the 2012 period primarily due to an increase in revenues generated from performing service on laser systems.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Cost of revenues (in thousands)	$22,304	$16,533	$5,771	35%
Cost of revenues (as a percentage of total revenues)	45%	42%

Total cost of revenues increased $5.8 million, or 35%, to $22.3 million for three months ended June 30, 2013, as compared to $16.5 million for the three months ended June 30, 2012. The increase was primarily associated with our 27% increase in total revenues. Total cost of revenues increased as a percentage of total revenues, to 45% for the three months ended June 30, 2013, from 42% for the three months ended June 30, 2012, primarily due to a purchase accounting charge of $1.4 million associated with the step up in fair value of finished goods inventory acquired through our acquisition of Palomar and sold during the period. We expect our gross margin percentage to return to approximately 58% by the fourth quarter of 2013 as the remaining finished goods inventory from the acquisition is sold.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Sales and marketing (in thousands)	$14,231	$11,878	$2,353	20%
Sales and marketing (as a percentage of total revenues)	28%	30%

Sales and marketing expenses increased $2.4 million, or 20%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to an increase in sales and marketing costs of $0.9 million from an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of PicoSure. Personnel and travel expenses increased $0.6 million, primarily as a result of efforts related to the launch of PicoSure, and professional services expenses increased $0.1 million. Palomar’s sales and marketing expenses were $0.8 million for the five business days following the June 24, 2013 acquisition date. Sales and marketing expenses for the three months ended June 30, 2013 decreased as a percentage of total revenues to 28%, due to favorable product mix and continued operating leverage.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Research and development (in thousands)	$3,536	$3,460	$76	2%
Research and development (as a percentage of total revenues)	7%	9%

Research and development expenses increased $0.1 million, or 2% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was due to Palomar’s research and development expenses of $0.1 million for the five business days following the June 24, 2013 acquisition date. Research and development expenses for the three months ended June 30, 2013 decreased as a percentage of total revenues to 7%, primarily due to the 27% increase in total revenues and continued operating leverage.

Amortization of Intangible Assets Acquired

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Amortization of intangible assets acquired (in thousands)	$283	$342	$(59)	(17)%
Amortization of intangible assets acquired (as a percentage of total revenues)	—%	1%

For the three month period ending June 30, 2013, we recognized amortization expense of $0.3 million in our operating expenses relating to the identifiable intangible assets acquired through our 2013 acquisition of Palomar and certain intangible assets acquired through our 2011 acquisitions of Eleme Medical and ConBio’s aesthetic businesses.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
General and administrative (in thousands)	$24,376	$3,667	$20,709	565%
General and administrative (as a percentage of total revenues)	49%	9%

General and administrative expenses increased $20.7 million, or 565%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase is primarily due to $20.4 million in costs associated with the acquisition of Palomar during the three months ended June 30, 2013. In connection with our acquisition of Palomar, certain terminated Palomar employees were, and certain continuing Palomar employees are, entitled to severance benefits in specified circumstances associated with the change of control of Palomar. In connection with the acquisition and these change of control severance arrangements, we incurred $18.5 million of compensation expense during the three months ended June 30, 2013, and we expect to incur an additional $1.5 million of compensation expense during each of the next four quarters.

Interest Income, net

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Interest income, net (in thousands)	$23	$13	$10	77%

The increase in interest income, net was primarily due to higher interest rates on cash invested in interest-bearing securities, as well as lower capital lease interest payments during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other Expense, net

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
Other expense, net (in thousands)	$46	$298	$252	85%

The change in other expense, net is primarily a result of less net foreign currency remeasurement losses in the second quarter of 2013, as compared to the second quarter of 2012.

(Benefit) Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
(Benefit) provision for income taxes (in thousands)	$(5,708)	$728	$(6,436)	(884)%
(Benefit) provision as a percentage of income before (benefit) provision for income taxes	39%	21%

The (benefit) provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended June 30, 2013, we recorded an income tax benefit of $5.7 million, representing an effective tax rate of 39%. Included in this tax benefit is a non-recurring benefit of $5.8 million for the release of a portion of the domestic valuation allowance due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets as a result of the Palomar business combination. Excluding this item, the income tax provision for the three months ended June 30, 2013 would have been $0.1 million, which is primarily attributable to the current tax provision on the earnings of our foreign operations.

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2013 and 2012, respectively (in thousands, except for percentages):

	Six Months Ended June 30,
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$77,139	85%	$61,018	83%	$16,121	26%
Parts, accessories and service revenues	13,642	15	12,723	17	919	7

Total revenues	90,781	100	73,741	100	17,040	23
Cost of revenues	39,307	43	31,193	42	8,114	26

Gross profit	51,474	57	42,548	58	8,926	21
Operating expenses
Sales and marketing	26,834	30	23,429	32	3,405	15
Research and development	7,317	8	6,699	9	618	9
Amortization of intangible assets acquired	497	1	684	1	(187)	(27)
General and administrative	29,477	32	7,185	10	22,292	310

Total operating expenses	64,125	71	37,997	52	26,128	69

(Loss) income from operations	(12,651)	(14)	4,551	6	(17,202)	(378)
Interest income, net	55	—	23	—	32	139
Other expense, net	(403)	—	(89)	—	(314)	(353)

(Loss) income before (benefit) provision for income taxes	(12,999)	(14)	4,485	6	(17,484)	(390)
Benefit (provision) for income taxes	(5,284)	(6)	986	1	(6,270)	(636)

Net (loss) income	$(7,715)	(8)%	$3,499	5%	$(11,214)	(320)%

Revenues

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Product sales in North America (in thousands)	$37,075	$29,993	$7,082	24%
Product sales outside North America (in thousands)	40,064	31,025	9,039	29
Global parts, accessories and service sales (in thousands)	13,642	12,723	919	7

Total Revenues	$90,781	$73,741	$17,040	23%

Revenues in the six months ended June 30, 2013 increased from the six months ended June 30, 2012 by $17.0 million, or 23%. The increase was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by approximately $7.1 million, or 24%, from the 2012 period due to an increase in average selling prices attributable to the introduction of new products, including PicoSure and Elite Plus. Our newly acquired Palomar business contributed $2.2 million in North America product revenues for the five business days following the June 24, 2013 acquisition date.

•

Revenues from the sale of products outside of North America increased by approximately $9.0 million, or 29%, from the 2012 period primarily due to an increase in the number of units sold by our European and Asia Pacific subsidiaries and distributors, including the introduction of Apogee Plus. Our newly acquired Palomar business contributed $2.7 million in product revenues outside of North America for the five business days following the June 24, 2013 acquisition date.

•

Revenues from the sale of parts, accessories and services increased by approximately $0.9 million, or 7%, from the 2012 period primarily due to an increase in revenues generated from performing service on laser systems.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Cost of revenues (in thousands)	$39,307	$31,193	$8,114	26%
Cost of revenues (as a percentage of total revenues)	43%	42%

Total cost of revenues increased $8.1 million, or 26%, to $39.3 million for the six months ended June 30, 2013, as compared to $31.2 million for the six months ended June 30, 2012. The increase was primarily associated with our 23% increase in total revenues. Total cost of revenues increased as a percentage of total revenues, to 43% for the six months ended June 30, 2013, from 42% for the six months ended June 30, 2012, primarily due to a purchase accounting charge of $1.4 million associated with the step up in fair value of finished goods inventory acquired through our acquisition of Palomar and sold during the period. We expect our gross margin percentage to return to approximately 58% by the fourth quarter of 2013 as the remaining finished goods inventory from the acquisition is sold.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Sales and marketing (in thousands)	$26,834	$23,429	$3,405	15%
Sales and marketing (as a percentage of total revenues)	30%	32%

Sales and marketing expenses increased by $3.4 million, or 15%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily due to an increase in sales and marketing costs of $1.0 million from an increased number of workshops, trade shows and other promotional efforts, including those related to the launch of PicoSure. Personnel expenses increased $1.2 million due to an increase in the number of our sales employees, and professional services expenses increased $0.4 million. Palomar’s sales and marketing expenses were $0.8 million for the five business days following the June 24, 2013 acquisition date. Sales and marketing expenses for the six months ended June 30, 2013 decreased as a percentage of total revenues to 30%, due to favorable product mix and continued operating leverage.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Research and development (in thousands)	$7,317	$6,699	$618	9%
Research and development (as a percentage of total revenues)	8%	9%

Research and development expenses increased by $0.6 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to an increase of $0.5 million in personnel and professional services costs associated with the development of new products. Palomar’s research and development expenses were $0.1 million for the five business days following the June 24, 2013 acquisition date. Research and development expenses for the three months ended June 30, 2013 decreased as a percentage of total revenues to 8%, primarily due to the 23% increase in total revenues and continued operating leverage.

Amortization of Intangible Assets Acquired

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Amortization of intangible assets acquired (in thousands)	$497	$684	$(187)	(27)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

For the six month period ending June 30, 2013, we recognized amortization expense of $0.5 million in our operating expenses relating to the identifiable intangible assets acquired through our 2013 acquisition of Palomar and certain intangible assets acquired through our 2011 acquisitions of Eleme Medical and ConBio’s aesthetic businesses.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
General and administrative (in thousands)	$29,477	$7,185	$22,292	310%
General and administrative (as a percentage of total revenues)	32%	10%

General and administrative expenses increased $22.3 million, or 310%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase is primarily due to $21.5 million in costs associated with the acquisition of Palomar during the six months ended June 30, 2013. In connection with our acquisition of Palomar, certain terminated Palomar employees were, and certain continuing Palomar employees are, entitled to severance benefits in specified circumstances associated with the change of control of Palomar. In connection with the acquisition and these change of control severance arrangements, we incurred $18.5 million of compensation expense during the six months ended June 30, 2013, and we expect to incur an additional $1.5 million of compensation expense during each of the next four quarters. Excluding acquisition costs, general and administrative expenses increased due to personnel and legal costs.

Interest Income, net

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Interest income, net (in thousands)	$55	$23	$32	139%

The increase in interest income, net was primarily due to increased cash invested in interest-bearing securities during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, well as higher interest rates and decreased interest payments associated with capital leases.

Other Expense, net

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
Other expense, net (in thousands)	$403	$89	$(314)	(353)%

The change in other expense, net is primarily a result of increased net foreign currency remeasurement losses in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to the strengthening of the U.S. dollar.

(Benefit) Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
(Benefit) provision for income taxes (in thousands)	$(5,284)	$986	$(6,270)	(636)%
(Benefit) Provision as a percentage of (loss) income before (benefit) provision for income taxes	41%	22%

The (benefit) provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the six months ended June 30, 2013, we recorded an income tax benefit of $5.3 million, representing an effective tax rate of 41%. Included in this tax benefit is a non-recurring benefit of $5.8 million for the release of a portion of the domestic valuation allowance due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets as a result of the Palomar business combination. Excluding this item, the income tax provision for the six months ended June 30, 2013 would have been $0.5 million, which is primarily attributable to the current tax provision on the earnings of our foreign operations.

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

We acquired Palomar on June 24, 2013. As a result of the transaction, former Palomar stockholders, in the aggregate, received for their shares of Palomar common stock $145.8 million in cash and 6.0 million shares of Cynosure Class A common stock. The total consideration was valued at $287.2 million, based upon the closing price of our Class A common stock on June 24, 2013.

At June 30, 2013, our cash, cash equivalents and short and long-term marketable securities were $106.1 million. Our cash and cash equivalents of $55.3 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $37.3 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by June 27, 2014. Our long-term marketable securities of $13.5 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by February 13, 2015.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the six months ended June 30, 2013 and 2012, we purchased $1.7 million and $1.0 million, respectively, of property and equipment. During the six months ended June 30, 2013 and 2012, we transferred $2.5 million and $2.2 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2013 will increase compared with the 2012 period as a result of the acquisition of Palomar.

In July 2009, our board of directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our board of directors discontinues it sooner. During the six months ended June 30, 2013 and 2012, we did not repurchase any shares of our common stock under this program. As of June 30, 2013, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $10.5 million for the six months ended June 30, 2013, and resulted primarily from the net loss for the period of $7.7 million and changes in deferred income taxes of $5.6 million, partially offset by $5.0 million in depreciation and amortization and stock-based compensation expense and $1.1 million in net accretion of marketable securities. Net changes in working capital items decreased cash from operating activities by $3.3 million primarily related to an increase in accounts receivable of $10.5 million and a decrease in deferred revenue of $1.0 million. These were partially offset by an increase in accrued expenses of $7.6 million. Net cash used in investing activities was $20.7 million for the six months ended June 30, 2013, which consisted primarily of the cash paid for the Palomar acquisition, net of cash received, of $65.0 million and purchases of marketable securities of $11.0 million, partially offset by proceeds from the sales and maturities of marketable securities of $56.9 million. Net cash provided by financing activities during the six months ended June 30, 2013 was $0.6 million, principally relating to the proceeds of stock option exercises, partially offset by acquisition-related stock issuance costs.

Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2012, and resulted primarily from the net income for the period of $3.5 million, increased by approximately $4.9 million in depreciation and amortization and stock-based compensation expense and by approximately $0.6 million in net accretion of marketable securities. Net changes in working capital items decreased cash from operating activities by approximately $1.7 million primarily related to an increase in inventory of $3.6 million, net of demonstration equipment transfers, associated with increased purchases to meet the increased revenue requirements. Accounts receivable increased by approximately $1.5 million as a result of increased revenues. These increases were partially offset by an increase in deferred revenue of $2.9 million and an increase in accounts payable of $1.0 million. Net cash used in investing activities was $6.3 million for the six months ended June 30, 2012, which consisted of net purchases of marketable securities of $5.4 million and purchases of property and equipment of $1.0 million, partially offset by a decrease in other noncurrent assets of $0.1 million. Net cash provided by financing activities during the six months ended June 30, 2012 was $0.4 million, principally relating to the proceeds of stock option exercises.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended. There have been no material changes to our critical accounting policies as of June 30, 2013.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by February 13, 2015. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	June 30, 2013	Future Maturities in 2013	Future Maturities in 2014	Future Maturities in 2015
Investments (at fair value)	$50,688	$27,228	$21,449	$2,011
Weighted average interest rate	0.32%	0.33%	0.28%	0.57%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 45% of our total international revenues during the three months ended June 30, 2013. Substantially all of the remaining 55% were sales in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired Palomar on June 24, 2013. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Telephone Consumer Protection Act Litigation:

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. To date, the plaintiff has not filed its motion with the court and we believe this New York case is closed. With regard to the Massachusetts case, we expect a hearing on the plaintiff’s appeal to be scheduled in the fourth quarter.

Merger Litigation

On March 21, 2013, a putative stockholder class action complaint, captioned Edgar Calin v. Palomar Medical Technologies, Inc., et al., No. 13-1051 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of Cynosure, or Commander, in Massachusetts Superior Court in Suffolk County. On April 9, 2013, a second putative stockholder class action complaint, captioned Vladimir Gusinsky Living Trust v. Palomar Medical Technologies, Inc., et al., No. 13-1328 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors and us in Massachusetts Superior Court in Suffolk County. On April 12, 2013, a third putative stockholder class action complaint, captioned Albert Saffer v. Palomar Medical Technologies, Inc. et al., No. 13-1385 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander in Massachusetts Superior Court in Suffolk County. On April 23, 2013, each of the plaintiffs in the foregoing suits filed an amended complaint. Each amended complaint alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger contemplated by the agreement and plan of merger, dated as of March 17, 2013, by and among Palomar, us and Commander, and that we and, with respect to the Calin and Saffer suits, Commander, aided and abetted the alleged breach of fiduciary duties. Each amended complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by us is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiffs in the three Massachusetts actions moved to expedite the proceedings on May 1, 2013 and moved to consolidate the actions on May 1, 2013. On May 13, 2013, each of the defendants in the three Massachusetts actions filed an opposition to expedite, an opposition to consolidate and a cross motion to stay its respective action. On May 16, 2013, each of the plaintiffs filed oppositions to defendants’ cross motion to stay. On May 17, 2013, the Massachusetts Superior Court issued an order denying plaintiffs’ motion for expedited proceedings and granting defendants’ cross motion to stay the Massachusetts actions.

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

Each complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by us is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiff in the Drabek action moved to expedite the proceedings on April 29, 2013, and the plaintiff in the Moore action moved to expedite and moved for a preliminary injunction on May 3, 2013. On May 7, 2013, the plaintiffs in the Drabek and Moore actions jointly submitted a proposed order of consolidation to consolidate the class actions as In re Palomar Medical Technologies Shareholder Litigation , C.A. No. 8491-VCP, which order was granted by the court on the same day.

On May 28, 2013, a sixth putative stockholder class action complaint, captioned Melvin Lax v. Palomar Medical Technologies, Inc., et al., No. 13-11276 (D. Mass.), was filed against Palomar, its board of directors, Cynosure, and Commander in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger, that Cynosure and Commander aided and abetted the alleged breach of fiduciary duties, and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by issuing a materially misleading Proxy Statement. Plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs. On August 5, 2013, the parties filed a stipulation and joint motion to stay proceedings.

On June 7, 2013, Palomar entered into a memorandum of understanding, which we refer to as the Delaware Memorandum of Understanding, with the Delaware plaintiffs regarding the settlement of the Delaware putative stockholder class actions and, on June 10, 2013, Palomar filed with the SEC a Current Report on Form 8-K to supplement the Proxy Statement pursuant to the terms of the Delaware Memorandum of Understanding.

On June 14, 2013, Palomar entered into a memorandum of understanding, which we refer to as the Massachusetts Memorandum of Understanding, with the Massachusetts plaintiffs, pursuant to which the plaintiffs in the Massachusetts state and federal actions agreed to be bound by the terms of the Delaware Memorandum of Understanding and on June 14, 2013, Palomar filed with the SEC a Current Report on Form 8-K to supplement the Proxy Statement pursuant to the terms of the Massachusetts Memorandum of Understanding.

The Delaware Memorandum of Understanding and the Massachusetts Memorandum of Understanding contemplate that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to former stockholders of Palomar. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law) and the Delaware actions will be dismissed with prejudice. As part of the settlement, the Massachusetts plaintiffs will also dismiss their actions with prejudice. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by Palomar or its successor, which the defendants may oppose. As Palomar’s successor, we will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Delaware and Massachusetts Memorandums of Understanding may be terminated.

Tria Beauty, Inc., First Massachusetts Litigation

On June 24, 2009, Palomar commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the U.S. District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 5,735,844, which is exclusively licensed to us by MGH. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. Palomar filed a reply denying the material allegations of the counterclaims. On September 21, 2009, following successful re-examination of U.S. Patent No. 5,595,568 (the “‘568 patent”) Palomar filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by MGH. Palomar’s motion also included adding MGH as a plaintiff in the lawsuit. A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and Palomar received what they consider to be a favorable ruling on October 13, 2010. On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct. On April 12, 2013, Tria filed a motion for summary judgment of non-infringement. On May 17, 2013, Palomar filed a response to Tria’s motion for summary judgment, and on June 14, 2013, Tria filed its reply to Palomar’s response. A hearing on this motion is scheduled for September 17, 2013. No trial date has yet been set.

Tria Beauty, Inc., Second Massachusetts Litigation

On May 22, 2012, Palomar commenced an action for patent infringement against Tria Beauty, Inc. in the U.S. District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 8,182,473 (the “‘473 patent”). On July 16, 2012, Tria answered the complaint denying that its products infringe valid claims of the ‘473 patent and filing counterclaims seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. Tria’s answer further included purported counterclaims of violation of Massachusetts General Laws Chapter 93A and abuse of process, seeking damages “in excess of $75,000, exclusive of interest and costs.” Palomar has filed a response to Tria’s answer denying and asserting defenses to Tria’s purported counterclaims. On December 20, 2012, Palomar filed a second amended complaint which further alleges that the Tria System infringes U.S. Patent Nos. 8,328,794 and 8,328,796. On January 13, 2013, Tria answered the second amended complaint denying that its products infringe valid claims of the asserted patents and filing counterclaims seeking a declaratory judgment that the asserted patents are not infringed, are invalid and not enforceable. On February 14, 2013, Palomar filed a response to Tria’s answer denying and asserting defenses to Tria’s purported counterclaims. The parties are in discovery. No trial date has yet been set.

Asclepion Laser Technologies GmbH, German Litigation

On October 13, 2010, Palomar commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief. The complaint alleged that Asclepion’s MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844. On October 29, 2010, Asclepion asked the court to stay its proceedings until a final decision is rendered by the Court of Rome in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation below) and until a final decision in the opposition proceedings is rendered by the European Patent Office. On December 16, 2010, Asclepion filed an intervention to the opposition appeal proceedings concerning patent EP 0 806 913 requesting that the patent be revoked in its entirety. On January 20, 2011, Palomar agreed to Asclepion’s request for a stay of this lawsuit. On January 31, 2011, the District Court of Düsseldorf stayed this lawsuit until a final decision is rendered by the Court of Rome in Italy.

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, Palomar was served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy. In this suit, Asclepion asks the Italian court to declare that Asclepion’s MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844. We believe the Court of Rome lacks jurisdiction over the German claims of these European Patents and have filed a request to the Italian Supreme Court challenging the international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents. A hearing was held May 28, 2013 before the Italian Supreme Court. In a development contrary to settled Italian case law, the Italian Supreme Court ruled that the Italian Court of Rome has jurisdiction over the Italian as well as the German portions of the European patent. We are reviewing our options.

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

We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A, for the quarterly period ended March 31, 2013. For convenience, all of our risk factors are included below, and we have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 12.

Risks Related to Our Business and Industry

* We have a history of net losses.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012, we incurred a net loss in the first half of 2013. If we are unable to return to profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below our expectations or the expectations of market analysts or investors. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may adversely affect our financial results:

•	our inability to introduce new products to the market in a timely fashion, or at all;

•	our inability to quickly address and resolve reliability issues in our products and/or meet warranty and service obligations to our customers;

•	continued availability of attractive equipment leasing terms for our customers, which may be negatively influenced by interest rate increases or lack of available credit;

•	increases in the length of our sales cycle; and

•	reductions in the efficiency of our manufacturing processes.

In addition, we may be subject to seasonal fluctuations in our results of operations, because our customers may be more likely to make equipment purchasing decisions near year-end, and because practitioners may be less likely to make purchasing decisions in the summer months.

Our competitors may prevent us from achieving further market penetration or improving operating results.

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Solta Medical, Syneron Medical, and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers (acquired in May 2013 by Shanghai Fosun Pharmaceutical (Group) Ltd.). Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

We also face competition against non-light-based medical products, such as BOTOX®and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. As a result of competition with these companies, products and procedures, we could experience loss of market share and decreasing revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.

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

Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:

•	product performance, reliability and design;

•	ability to sell products tailored to meet the applications needs of clients and patients;

•	quality of customer support;

•	product pricing;

•	product safety;

•	sales, marketing and distribution capabilities;

•	success and timing of new product development and introductions; and

•	intellectual property protection.

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

The aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. For the six months ended June 30, 2013, 46% of our product revenues were attributable to the sale of systems that we have introduced to the market since the beginning of 2010. This excludes Palomar’s product revenues recognized in the second quarter of 2013. If we do not continue to innovate and develop new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing or acquiring new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products, identify and acquire complementary businesses, products or technologies, and identify new markets for our products and technology, our product and technology offerings could become obsolete and our revenues and operating results could be adversely affected.

To remain competitive, we must:

•	develop or acquire new technologies that either add to or significantly improve our current products;

•	convince our target practitioner customers that our new products or product upgrades would be attractive revenue-generating additions to their practices;

•	sell our products to non-traditional customers, including primary care physicians, gynecologists and other specialists;

•	identify new markets and emerging technological trends in our target markets and react effectively to technological changes;

•	preserve goodwill and brand value with customers; and

•	maintain effective sales and marketing strategies.

* If our new products do not gain market acceptance, our revenues and operating results could suffer, and our newer generation product sales could cause earlier generation product sales to suffer.

The commercial success of the products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients, and in the case of our home-use system, consumers. It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance or meet customer expectations, our revenues and operating results could suffer.

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

As another example, Palomar launched the Vectus diode laser in the first quarter of 2012 for hair removal. This is the first diode laser commercialized by Palomar since the late 1990’s. Years of research and development work led to the largest spot size and most uniform beam profile available today for laser hair removal. We have identified reliability issues with the Vectus laser, primarily involving the large tip delivery system. We are currently reviewing shipments to new customers while we address these issues. If we are unable to quickly resolve these reliability issues, we may experience an increase in warranty claims, loss of customers, and damage to our reputation. We have reallocated technical resources from working on future products to working on the Vectus laser which could delay the launch of future products. As a consequence, our financial results in some quarters may fall below our expectations or the expectations of market analysts or investors and our stock price could fall. Acceptance of our Vectus laser by providers of aesthetic procedures and their patients and clients and our ability to meet customer demand and expectations is important to our commercial success.

We are also developing in conjunction with Unilever a laser treatment system for the home-use market. This system has been cleared by the FDA for marketing in the United States for the treatment of wrinkles. Unilever holds exclusive rights to sell this product, and Unilever has advised us that it expects to launch this product commercially near the beginning of 2014. However, because competitors have already introduced home-use laser systems to the market, this home-use system may not gain anticipated levels of market acceptance. If these products or others that we introduce do not gain market acceptance, our business would suffer.

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

We market our aesthetic treatment systems to physicians and other practitioners. In addition, through our development agreement with Unilever, we plan to begin to address the home-use aesthetic laser market near the beginning of 2014. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 49%, 56% and 55% of our product revenues from sales outside North America for the years ended December 31, 2012, 2011 and 2010, respectively. In the first half of 2013 we derived 52% of our product revenues from sales outside of North America. Our gross margin has decreased from periods prior to 2009 as a result of a higher percentage of laser revenue from our international markets, where our products tend to have lower average selling prices than in North America.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, approximately 50% of our revenues outside of North America for the year ended December 31, 2012, and 44% of our revenues outside of North America for the year ended December 31, 2011, were denominated in or linked to the U.S. dollar. In the first half of 2013, 45% of our revenues outside of North America were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle and risks associated with new technology. For example, our PicoSure laser system, which we launched in the first quarter of 2013, has been in development by us for several years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

Because we do not require training for users of our non-invasive products, and we sell these products to non-physicians, there exists an increased potential for misuse of these products, which could harm our reputation and our business.

Federal regulations allow us to sell our products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor can we require that direct medical supervision occur. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2011 through August 8, 2013, our Class A common stock has traded as high as $30.20 per share and as low as $8.84 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

* We may not be able to successfully collect licensing royalties.

Portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by MGH. These patents expire on February 1, 2015. If we are unable to collect our licensing royalties, our revenues will decline. In addition, our revenues will decline following expiration of such patents as we will no longer receive any royalties from such patents.

* We face risks associated with product warranties.

We could incur substantial costs as a result of product failures for which we are responsible under warranty obligations.

* If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our business and operating results may suffer.

We rely on information technology networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, and invoicing and collection of payments for our products. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

Risks Related to Our Reliance on Third Parties

* If we fail to obtain key components of our products from our sole source or limited source suppliers or service providers, our ability to manufacture and sell our products would be impaired and our business could be materially harmed.

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on El.En. for the SmartLipo MPX system and the SLT II laser system that we integrate with our own proprietary software and delivery systems into our Smartlipo Triplex and Cellulaze systems. We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:Yag rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:Yag rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite / MedLite C6 product lines, for which we depend exclusively on Channel Islands Opto-Mechanical Engineering and JDS Uniphase Corporation, respectively. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, SmoothShapes XV, Affirm and Accolade product families. We use we use diode laser subassemblies from IPG Photonics to manufacture our Aspire® body sculpting system with SlimLipo handpiece, and we use diode laser bars from Coherent to manufacture our Vectus Laser. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

In October 2012, we entered into a new exclusive distribution agreement with El.En., which replaced our prior distribution agreements with El.En., and pursuant to which we purchase from it the SmartLipo MPX system and the SLT II laser system. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX systems and products containing the SLT II laser system. The price at which we purchase the SLT II laser system from El.En.is specified in the agreement; however, it may be changed by El.En. at its discretion upon 30 days’ notice. We are required to use commercially reasonable efforts to sell and promote our systems containing the SLT II laser system, and we are responsible for obtaining and maintaining regulatory approvals for systems containing the SLT II laser system. The new distribution agreement has an initial term that expires in October 2019, and it will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the agreement at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition. El.En. may terminate the agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.

Other than with El.En., we do not have long-term arrangements with any of our suppliers for the supply of these components or systems or with the assembly and test service provider referenced above, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS, Channel Islands Opto-Mechanical Engineering, JDS Uniphase, Zimmer Elektromedizin, IPG Photonics and Coherent are not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

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

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan, Australia and Mexico, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which we expect to be launched in the United States near the end of 2013, will be sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25%, 25% and 18% of our product revenue in 2012, 2011 and 2010, respectively. In the first half of 2013, sales of our aesthetic treatment systems by third party distributors represented 27% of our product revenue. The increases in 2012 and 2011 primarily related to sales of our ConBio products, which are generally sold through distributors.

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

In 2012, the SEC adopted a final rule that will require public companies to make disclosures about the use of certain “conflict minerals” in the products that they manufacture. The rule requires annual disclosures by public companies for which conflict minerals (regardless of the place of origin of such minerals) are necessary to the functionality or production of products that they manufacture. Such companies must conduct inquiries into the country of origin of their necessary conflict minerals and disclose the results of such inquiries. If, based on its country of origin, a company determines that its conflict minerals originated in the Democratic Republic of Congo, or adjacent nations, and did not come from recycled or scrap sources, or has reason to believe that such conflict minerals may have originated in the covered countries and may not have come from recycled or scrap sources, then it must (i) exercise due diligence on the source and chain of custody of such conflict minerals and (ii) prepare an independently audited Conflict Minerals Report that, among other things, describes its due diligence efforts and identifies products containing conflict minerals that directly or indirectly finance or benefit designated armed groups perpetrating serious human rights abuses in the covered countries. The rules include an exception from the audit requirement for two years where the company is unable to determine if the minerals are “DRC conflict free.” All companies providing disclosures under the final rule must do so on a new Form SD, to be filed annually with the SEC on or before May 31 of each year. Information on Form SD will cover a company’s conflict minerals disclosure for the prior calendar year, regardless of the company’s fiscal year end. The first Form SDs will be due on or before May 31, 2014 and will cover conflict minerals disclosures for calendar year 2013. Because certain materials used in the manufacturing of our products are considered conflict minerals, we anticipate that we will file a Form SD before May 31, 2014 for conflict minerals disclosures for calendar year 2013. We believe our efforts to comply with these requirements will be costly and time consuming.

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

Risks Related to Litigation

Product liability and business liability suits could be brought against us due to defective design, material or workmanship or due to misuse of our products. These lawsuits could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients or clients. Misusing our products or failing to adhere to operating guidelines for our products can cause severe burns or other significant damage to the eyes, skin or other tissue. If our products fail to function properly, our customers may lose the ability to treat their patients or clients resulting in a loss of business for our customers. We are routinely involved in claims related to the use of our products. Product liability and business liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not apply or may not be sufficient to cover these claims, and the coverage we have is subject to deductibles for which we are responsible. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability or other claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013 that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. To date, the plaintiff has not filed its motion with the court and we believe this New York case is closed. With regard to the Massachusetts case, we expect a hearing on the plaintiff’s appeal to be scheduled in the fourth quarter.

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

* Employment related lawsuits could be brought against us for improper termination of employment, sexual harassment, hostile work environment and other claims. These lawsuits could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.

If we terminate employment for improper reasons or fail to provide an appropriate work environment, we may become subject to substantial and costly litigation by our former and current employees. We are routinely involved in claims related to improper termination and other claims. Such claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not apply or may not be sufficient to cover these claims, and the coverage we have is subject to deductibles for which we are responsible. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any employment related claims brought against us, with or without merit, could increase our employment law insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

Risks Related to Our Acquisition of Palomar

* Uncertainty about the merger may adversely affect our relationships with our respective customers, suppliers and employees.

As a result of our acquisition of Palomar, our existing or prospective customers or suppliers may:

•	delay, defer or cease purchasing goods or services from or providing goods or services to us;

•	delay or defer other decisions concerning us or refuse to extend credit to us; or

•	otherwise seek to change the terms on which they do business with us.

Any such delays or changes to terms could seriously harm our business.

In addition, as a result of the acquisition, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key personnel.

* Any delay in the completion of the integration of the Palomar business, including employees, into Cynosure following the acquisition may significantly reduce the benefits expected to be obtained from the acquisition or could adversely affect the market price of our Class A common stock or our future business and financial results.

Failure to integrate the Palomar business, including employees, into Cynosure in a timely manner would prevent us from realizing the anticipated benefits of the acquisition. Any delay in completing the integration may significantly reduce the synergies and other benefits that we expect to achieve.

In addition, the market price of our Class A common stock may reflect various market assumptions as to whether and when the integration will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the integration could result in a significant change in the market price of our Class A common stock.

* Sales of substantial amounts of our Class A common stock in the open market by former Palomar stockholders could depress the market price of our Class A common stock.

Shares of our Class A common stock that were issued to stockholders of Palomar in the merger are freely tradable by such stockholders without restrictions or further registration under the Securities Act, provided, however, that any stockholders who are affiliates of Cynosure are subject to the resale restrictions of Rule 144 under the Securities Act.

We issued approximately 6.0 million shares of our Class A common stock in the merger.

Palomar’s former stockholders may sell substantial amounts of our Class A common stock in the public market. Consequently, the market price of our Class A common stock may decrease. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that we otherwise would deem appropriate.

* Integration of the Palomar business may cause a diversion of management’s attention that could harm us.

Integration of the Palomar business is requiring a significant amount of time and attention from our management. The diversion of management’s attention away from ongoing operations could adversely affect our ongoing operations and business relationships.

* We may be unable to integrate successfully the business of Palomar and realize the anticipated benefits of the acquisition.

Due to legal restrictions, we conducted only limited planning regarding the integration of Palomar into our business prior to the completion of the acquisition. The combined company is requiring the devotion of significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, financial results, financial condition and stock price.

Achieving the anticipated benefits of the acquisition will depend, in part, on the integration of operations, personnel and technology of Palomar into our company. If we are unable to successfully integrate Palomar’s business into our business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Potential difficulties the combined company may encounter in the integration process include the following:

•	lost sales and customers as a result of certain of our customers or Palomar’s customers deciding not to do business with the combined company;

•	the inability to procure goods and services on favorable terms as a result of our suppliers or Palomar’s suppliers deciding not to do business with the combined company;

•	the inability to retain, recruit or motivate key personnel;

•	complexities associated with managing the combined businesses;

•	difficulties associated with integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the integration process;

•	performance shortfalls as a result of the diversion of management’s attention to the integration process;

•	disruption or interruption of, or loss of momentum in, our ongoing business; and

•	inconsistencies in standards, controls, procedures and policies.

Any of these difficulties could adversely affect our ability to maintain relationships with suppliers, customers and employees or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company. For example, any inconsistencies in technical standards, controls, procedures and policies may require the diversion of management and technical resources toward addressing such inconsistencies which may delay or slow commercialization of new products, increase our costs, damage our reputation and lower our sales.

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

* We have and will continue to incur significant costs in connection with the acquisition.

We have and will continue to incur substantial expenses related to the acquisition. We have incurred direct transaction costs of approximately $21.5 million in connection with the acquisition, including approximately $18.5 million in “golden parachute” compensation (also known as change of control payments).

We expect to continue to incur significant additional expenses. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed assets and lease administration systems, and regulatory compliance. While we have assumed that a certain level of expenses would be incurred from the integration of the two companies, there are a number of factors beyond our control that could affect the total amount or the timing of all the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are impracticable to estimate at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies following the completion of the merger. The amount and timing of any these charges are uncertain at the present time. In addition, the combined company may incur additional material charges in subsequent fiscal quarters to reflect additional costs in connection with the acquisition.

We will face uncertainties related to the effectiveness of internal controls as a result of the acquisition of the Palomar business.

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

Our integration with Palomar, and our respective internal control systems and procedures, may result in or lead to a future material weakness in our internal controls, or we or our independent registered public accounting firm may identify a material weakness in our internal controls in the future. A material weakness in internal control over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

Over time we may identify deficiencies or weaknesses in its internal controls and, where and when appropriate, report on these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that have not been identified by us could emerge and these deficiencies or weaknesses could have a material impact on our results of operations.

Charges to earnings resulting from the application of the acquisition method of accounting may adversely affect the market value of our Class A common stock.

In accordance with generally accepted accounting principles in the United States, the acquisition is being accounted for using the acquisition method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our Class A common stock. Under the acquisition method of accounting, the total estimated purchase price is being allocated to Palomar’s net tangible assets and identifiable intangible assets based on their respective fair values as of the date of completion of the merger. Any excess of the purchase price over those fair values is being recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, the combined company will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

We will incur approximately $40.3 million of incremental amortization expense relating to the acquisition of Palomar. The incremental amortization expense is based on the preliminary estimate of the fair value of the developed technology and patents, customer relationships and trade names acquired in the merger. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the market price of our Class A common stock.

* Stockholder class-action lawsuits have been brought against Palomar, its directors and us in connection with the merger. These lawsuits could be expensive and time consuming and cause Palomar’s former directors and us to pay substantial damages and incur additional costs and expenses.

Following the announcement of the merger on March 18, 2013, six putative stockholder class action complaints were filed against Palomar, its directors and us. The complaints allege that the Palomar board of directors breached their fiduciary duties to the Palomar stockholders in connection with the approval of the merger and that we and, in five of the six lawsuits, Commander, aided and abetted the alleged breach of fiduciary duties. The complaints allege that the Palomar board of directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and to obtain the best financial and other terms, and that the registration statement we filed is materially deficient. In all six lawsuits, we have entered into memorandums of understanding that contemplate the parties entering into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law) and the Delaware actions will be dismissed with prejudice. As part of the settlement, the Massachusetts plaintiffs will also dismiss their actions with prejudice. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by us, which we may oppose. We will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Delaware Memorandum of Understanding and the Massachusetts Memorandum of Understanding may be terminated, and we will continue to vigorously defending these lawsuits. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. If one or more of the lawsuits is successful, it could result in substantial damages to Palomar’s former directors and us and cause us to incur additional costs and expenses in connection with the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2009, our Board of Directors authorized the repurchase of up to $10 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $10 million in common stock, unless our Board of Directors discontinues it sooner. During the six months ended June 30, 2013, we did not repurchase any shares of our common stock under this program. As of June 30, 2013, we have repurchased an aggregate of 196,970 shares under this program at an aggregate cost of $1.9 million.

Item 4.	Mine Safety Disclosure

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of May 15, 2013, among Cynosure, Inc., Commander Acquisition, LLC and Palomar Medical Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Cynosure’s Current Report on Form 8-K filed May 16, 2013)

10.1	Amended and Restated 2005 Stock Incentive Plan

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. Cynosure, Inc. will furnish copies of any such schedules to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc.
(Registrant)

Date: August 9, 2013	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: August 9, 2013	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of May 15, 2013, among Cynosure, Inc., Commander Acquisition, LLC and Palomar Medical Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Cynosure’s Current Report on Form 8-K filed May 16, 2013)

10.1	Amended and Restated 2005 Stock Incentive Plan

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. Cynosure, Inc. will furnish copies of any such schedules to the SEC upon request.