Form 10-Q
period 2013-09-30
CYNOSURE INC
filed 2013-11-12
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐    Yes  ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2013:

Class	Number of Shares
Class A Common Stock, $0.001 par value	22,394,391

Cynosure, Inc.

EX-10.1 Third Amendment to Employment Agreement, entered into as of November 5, 2013, by and between Cynosure, Inc. and Michael R. Davin

EX-10.2 First Amendment to Employment Agreement, entered into as of November 5, 2013, by and between Cynosure, Inc. and Timothy W. Baker

EX-10.3 First Amendment to Employment Agreement, entered into as of November 7, 2013, by and between Cynosure, Inc. and Douglas J. Delaney

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$70,101	$86,057
Short-term marketable securities	27,170	40,617
Accounts receivable, net	40,679	17,970
Inventories	55,492	32,906
Prepaid expenses and other current assets	5,026	5,149
Assets held for sale	26,396	—
Deferred income taxes	2,347	783

Total current assets	227,211	183,482

Property and equipment, net	13,168	8,207
Long-term marketable securities	4,797	20,071
Goodwill	106,681	15,811
Intangibles, net	44,180	5,937
Other assets	1,455	1,061

Total assets	$397,492	$234,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,777	$8,346
Amounts due to related party	1,275	1,896
Accrued expenses	31,208	17,201
Deferred revenue	10,860	6,319
Capital lease obligation	305	322

Total current liabilities	56,425	34,084

Capital lease obligation, net of current portion	231	432
Deferred revenue, net of current portion	1,057	281
Other noncurrent liability	5,136	2,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 22,625 Class A shares and no Class B shares at September 30, 2013 Issued — 16,402 Class A shares and no Class B shares at December 31, 2012	23	17
Additional paid-in capital	336,988	190,979
Retained earnings	1,287	10,283
Accumulated other comprehensive loss	(1,482)	(1,599)
Treasury stock, 233 Class A shares, at cost	(2,173)	(2,173)

Total stockholders’ equity	334,643	197,507

Total liabilities and stockholders’ equity	$397,492	$234,569

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenues	$50,147	$31,036	$127,286	$92,054
Parts, accessories, service and royalties revenues	10,545	6,047	24,187	18,770

Total revenues	60,692	37,083	151,473	110,824
Cost of revenues	26,558	15,496	65,865	46,689

Gross profit	34,134	21,587	85,608	64,135
Operating expenses:
Sales and marketing	17,364	11,421	44,198	34,850
Research and development	5,033	3,081	12,350	9,780
Amortization of intangible assets acquired	451	342	948	1,026
General and administrative	12,712	3,400	42,189	10,585

Total operating expenses	35,560	18,244	99,685	56,241

(Loss) income from operations	(1,426)	3,343	(14,077)	7,894

Interest income, net	25	16	80	39
Other income, net	721	398	318	309

(Loss) income before provision (benefit) for income taxes	(680)	3,757	(13,679)	8,242

Provision (benefit) for income taxes	601	334	(4,683)	1,320

Net (loss) income	$(1,281)	$3,423	$(8,996)	$6,922

Basic net (loss) income per share	$(0.06)	$0.26	$(0.49)	$0.54

Diluted net (loss) income per share	$(0.06)	$0.25	$(0.49)	$0.52

Basic weighted-average common shares outstanding	22,331	12,998	18,406	12,729

Diluted weighted-average common shares outstanding	22,331	13,742	18,406	13,342

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(1,281)	$3,423	$(8,996)	$6,922

Other comprehensive income components:
Cumulative translation adjustment	713	389	85	248
Unrealized gain (loss) on marketable securities	11	(3)	32	9

Total other comprehensive income	724	386	117	257

Comprehensive (loss) income	$(557)	$3,809	$(8,879)	$7,179

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net (loss) income	$(8,996)	$6,922
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,579	5,187
Impairment loss on assets held for sale	468	—
Stock-based compensation expense	2,570	2,146
Loss (gain) on disposal of fixed assets	105	(46)
Deferred income taxes	(5,641)	—
Net accretion of marketable securities	1,300	964
Changes in operating assets and liabilities:
Accounts receivable	(13,149)	(1,950)
Inventories	(4,381)	(7,143)
Net book value of demonstration inventory sold	465	756
Prepaid expenses and other current assets	970	(229)
Accounts payable	(2,850)	(17)
Due to related party	(621)	650
Tax benefit from stock option exercises	(39)	(998)
Accrued expenses	5,799	2,951
Deferred revenue	2,364	(373)
Other noncurrent liability	(109)	—

Net cash (used in) provided by operating activities	(15,166)	8,820
Investing activities:
Purchases of property and equipment	(2,202)	(1,323)
Proceeds from the sales and maturities of marketable securities	75,562	35,352
Purchases of marketable securities	(10,961)	(42,488)
Cash paid for acquisition, net of cash received	(64,978)	—
(Increase) decrease in other noncurrent assets	(64)	115

Net cash used in investing activities	(2,643)	(8,344)
Financing activities:
Excess tax benefit on options exercised	39	998
Proceeds from stock option exercises	2,613	6,836
Acquisition-related equity issuance costs	(568)	—
Payments on capital lease obligation	(230)	(229)

Net cash provided by financing activities	1,854	7,605
Effect of exchange rate changes on cash and cash equivalents	(1)	1

Net (decrease) increase in cash and cash equivalents	(15,956)	8,082
Cash and cash equivalents, beginning of the period	86,057	35,694

Cash and cash equivalents, end of the period	$70,101	$43,776

Supplemental cash flow information
Cash paid for interest	$20	$34

Cash paid for income taxes	$791	$1,124

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$5,325	$2,518
Transfer of long-lived assets held for sale from fixed assets to long-lived assets held for sale	$26,396	$—
Assets acquired under capital lease	$82	$319

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2012, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $0.9 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. Cynosure recorded stock-based compensation expense of $2.6 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. Cynosure capitalized $20,000 and $17,000 of stock-based compensation expense as part of inventory during the nine months ended September 30, 2013 and 2012, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$44	$33	$121	$92
Sales and marketing	260	218	761	640
Research and development	133	122	424	371
General and administrative	430	376	1,264	1,043

Total stock-based compensation expense	$867	$749	$2,570	$2,146

Cash received from option exercises was $2.6 million and $6.8 million during the nine months ended September 30, 2013 and 2012, respectively.

Cynosure granted 386,010 and 374,290 stock options during the nine months ended September 30, 2013 and 2012, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2013 and 2012 was $13.10 and $8.94, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	0.79% - 1.49%	0.63% - 0.86%
Expected dividend yield	—	—
Expected term	4.8 years	5.8 years
Expected volatility	54% - 56%	56% - 57%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options granted during the nine months ended September 30, 2013 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. Cynosure’s expected term of options granted in the nine months ended September 30, 2012 was derived from the short-cut method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$16,352	$9,076
Work in process	4,975	1,134
Finished goods	34,165	22,696

	$55,492	$32,906

Note 4 — Fair Value

U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable markets data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,609	$—	$—	$6,609
State and municipal bonds	—	7,845	—	7,845
Treasuries and government agencies	—	19,043	—	19,043
Corporate obligations and commercial paper	—	5,021	—	5,021
Equity securities	58	—	—	58

Total	$6,667	$31,909	$—	$38,576

(1)	Included in cash and cash equivalents at September 30, 2013.

During the nine months ended September 30, 2013, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at September 30, 2013 or December 31, 2012.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at September 30, 2013 consist of approximately $31.9 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies, corporate obligations and commercial paper and approximately $58,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of September 30, 2013, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$7,066	$7,063	$3	$—
Treasuries and government agencies	17,042	17,026	16	—
Corporate obligations and commercial paper	3,004	3,005	—	(1)
Equity securities	58	8	50	—

Total short-term marketable securities	$27,170	$27,102	$69	$(1)

Long-term marketable securities:
State and municipal bonds	$779	$778	$1	$—
Treasuries and government agencies	2,001	1,999	2	—
Corporate obligations and commercial paper	2,017	2,019	—	(2)

Total long-term marketable securities	$4,797	$4,796	$3	$(2)

Total available-for-sale securities	$31,967	$31,898	$72	$(3)

Total marketable securities	$31,967

As of December 31, 2012, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$4,417	$4,417	$—	$—
Government agencies	$1,000	$1,000	$—	$—

Total cash equivalents	$5,417	$5,417	$—	$—

Short-term marketable securities:
State and municipal bonds	$33,250	$33,251	$6	$(7)
Treasuries and government agencies	7,346	7,345	1	—
Equity securities	21	6	15	—

Total short-term marketable securities	$40,617	$40,602	$22	$(7)

Long-term marketable securities:
State and municipal bonds	$18,046	$18,052	$2	$(8)
Treasuries and government agencies	2,025	2,021	4	—

Total long-term marketable securities	$20,071	$20,073	$6	$(8)

Total available-for-sale securities	$66,105	$66,092	$28	$(15)

Total marketable securities	$60,688

As of September 30, 2013, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$7,845	$7,066	$779	$—
Treasuries and government agencies	19,043	17,042	2,001	—
Corporate obligations and commercial paper	5,021	3,004	2,017	—

Total available-for-sale debt securities	$31,909	$27,112	$4,797	$—

Note 6 — Acquisition

Palomar Medical Technologies, Inc.

On June 24, 2013, Cynosure acquired Palomar Medical Technologies, Inc. (Palomar). The acquisition has complemented and broadened Cynosure’s product lineup with the addition of Palomar’s intense pulsed light, fractional laser and diode aesthetic systems, doubled the number of patents in Cynosure’s portfolio and enhanced Cynosure’s global distribution network. As a result of the transaction, former Palomar stockholders, in the aggregate, received for their shares of Palomar common stock $145.8 million in cash and 6.0 million shares of Cynosure Class A common stock. The total consideration was valued at $287.2 million, based upon the closing price of Cynosure Class A common stock on June 24, 2013. This acquisition was considered a business acquisition for accounting purposes. The goodwill recognized is attributable to synergies associated with the Palomar technology which has been integrated with Cynosure’s product portfolio and distributed throughout the U.S. and international distribution channels.

Cynosure has retained an independent valuation firm to assess the fair value of the identifiable intangible assets and certain tangible assets acquired, and is also currently assessing the fair value of other assets acquired and liabilities assumed. Pro forma financial information was filed with the SEC within the applicable time period. Cynosure has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of June 24, 2013. As such, the fair value of the assets acquired and liabilities assumed presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed. During the third quarter of 2013, Cynosure revised its estimates (in thousands) of the assets acquired and liabilities assumed in regards to the acquisition of Palomar, and as a result, reduced goodwill from $91,037 at June 30, 2013 to $90,856 at September 30, 2013. Accounts receivable increased by $341, due primarily to a reduction in bad debt reserves. Inventory decreased by $4,218, due to a revised calculation of fair value, as well as transferring demo equipment to fixed assets, per Cynosure policy. Fixed assets increased by $2,724 due to the transfer of demo equipment from inventory, as well as an increase in estimated value of the building acquired. Accrued expenses increased by $179 due to additional miscellaneous expenses. Other long-term liabilities decreased by $1,513 due to changes in certain tax reserves.

The allocation of the acquisition purchase price is subject to adjustment upon finalization of the fair value procedures, and therefore the current measurements of accounts receivable, inventory, property and equipment, intangible assets acquired, goodwill and assumed liabilities are subject to change.

The following table summarizes the preliminary purchase price allocation, net of $117.9 million in cash, cash equivalents and marketable securities acquired (in thousands):

Purchase price:
Cash and stock paid	$287,204
Cash, cash equivalents and marketable securities acquired	(117,929)

Purchase price, net	$169,275

Assets (liabilities) acquired:
Accounts receivable	9,948
Inventory	21,663
Prepaids and other assets	722
Property and equipment	31,169
Other assets	332
Intangible assets	40,320
Goodwill	90,856
Accounts payable	(7,269)
Accrued expenses	(8,412)
Deferred revenue	(3,010)
Deferred tax liability	(5,451)
Other long-term liabilities	(1,593)

Total	$169,275

The amounts included in revenue within the consolidated statement of operations, relating to the acquisition of Palomar, for the three and nine months ended September 30, 2013 were $21.1 million and $26.2 million, respectively.

As a result of the integration of the operations of Palomar into Cynosure’s operations, disclosures of earnings included in the accompanying consolidated statement of operations since the acquisition date is not practicable.

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2013 and 2012 summarize the combined results of operations for Cynosure and Palomar. The unaudited pro forma condensed consolidated operating results includes the business combination accounting effects as if the acquisition had been completed as of January 1, 2012 (for both the 2013 and 2012 period results) after giving effect to certain adjustments. These pro forma financial statements are for informational purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. No effect has been given for synergies, if any, that may be realized through the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue (unaudited)	$60,948	$54,821	$192,806	$165,558
Pre-tax income (loss) (unaudited)	$7,590	$(2,650)	$(1,127)	$(37,515)

The unaudited consolidated pro forma financial information above includes significant, non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2012, including $21.7 million in change of control severance payments and $2.4 million associated with the step up in fair value of finished goods inventory acquired through the acquisition.

During the three and nine months ended September 30, 2013, Cynosure incurred $7.1 million and $28.7 million, respectively, in selling, general and administrative costs associated with the acquisition of Palomar. In connection with the acquisition of Palomar, certain terminated Palomar employees were, and certain continuing Palomar employees are, entitled to severance benefits in specified circumstances associated with the change of control of Palomar. In connection with the acquisition and these change of control severance arrangements, Cynosure incurred $3.1 million and $21.7 million, respectively, of compensation expense during the three and nine months ended September 30, 2013. Cynosure expects to incur an additional $1.6 million of compensation expense in the fourth quarter and approximately $0.7 million during each of the first two quarters of 2014 in connection with these change in control severance payments. Costs associated with the acquisition of Palomar are primarily recorded in the general and administrative expenses within the consolidated statement of operations.

During the three and nine months ended September 30, 2013, respectively, Cynosure incurred $0.1 million and $0.6 million in equity issuance costs associated with the acquisition of Palomar. These amounts were recorded to additional paid-in capital.

Note 7 — Goodwill

Changes to goodwill during the nine months ended September 30, 2013 were as follows (in thousands):

Balance – December 31, 2012	$15,811
Palomar acquisition	90,856
Translation adjustment	14

Balance – September 30, 2013	$106,681

Note 8 — Other Intangible Assets

Other intangible assets consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
September 30, 2013
Cost	$21,620	$384	$14,913	$13,010	$48	$49,975
Translation adjustment	—	39	25	—	3	67
Accumulated amortization	(2,436)	(227)	(2,659)	(539)	(1)	(5,862)

Balance, September 30, 2013	$19,184	$196	$12,279	$12,471	$50	$44,180

December 31, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	38	24	—	3	65
Accumulated amortization	(1,292)	(195)	(2,019)	(272)	(5)	(3,783)

Balance, December 31, 2012	$1,958	$227	$1,328	$2,378	$46	$5,937

Cynosure acquired $40.3 million of identifiable intangible assets in the Palomar acquisition, of which $18.4 million was assigned to technology patents, $11.6 million was assigned to customer relationships and $10.3 million was assigned to trademarks. These identifiable intangible assets are being amortized on an accelerated basis up to a 20-year period and are included in the table above.

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the Palomar acquisition, including identifiable intangible assets and their related amortization periods. As such, the $40.3 million in intangible assets presented in the table above are provisional and will be finalized in a later period once the fair value procedures are completed.

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses. For the three and nine months ended September 30, 2013, respectively, Cynosure recognized $0.2 million and $0.3 million in amortization expense, classified as a component of amortization of intangible assets acquired, related to the identifiable intangible assets from the Palomar acquisition. For both the three and nine months ended September 30, 2013, Cynosure recognized $0.8 million in amortization expense, classified as a component of cost of revenues, related to the identifiable intangible assets from the Palomar acquisition.

Amortization expense for the three months ended September 30, 2013 and 2012 was $1.4 million and $0.5 million, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $2.1 million and $1.4 million, respectively. Cynosure has approximately $41,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of September 30, 2013, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2013	$1,363
2014	5,117
2015	4,768
2016	4,134
2017	3,816
2018 and thereafter	24,941

Total	$44,139

The table above includes $0.5 million for the remainder of 2013, $1.6 million for 2014, $1.6 million for 2015, $1.6 million for 2016, $1.7 million for 2017 and $17.8 million for 2018 and thereafter, to be recognized within operating expenses related to intangible assets acquired through the Palomar, Eleme Medical and ConBio acquisitions, with the remainder recognized within cost of revenues.

Note 9 — Long-Lived Assets Held for Sale

In accordance with ASC 360, Cynosure considers properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell a property;

•	the property is available for immediate sale in its present condition;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	sale of the property is probable and Cynosure expects the completed sale will occur within one year;

•	the property is actively being marketed for sale at a price that is reasonable given its current market value; and

•	it is unlikely that the disposal plan will be significantly modified or discontinued.

Upon designation as an asset held for sale, Cynosure records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and Cynosure ceases depreciation as of the date the asset is classified as held for sale.

Effective June 24, 2013, as part of the acquisition of Palomar, Cynosure acquired the land and building at 15 Network Drive in Burlington, MA. In early September 2013, Cynosure began to market the land and building. Cynosure received a letter of intent from a potential buyer dated October 7, 2013. Given these facts and circumstances, Cynosure has concluded that it had met the requirements to classify the land and building in Burlington, MA as held for sale as of September 1, 2013.

As of September 30, 2013, Cynosure has classified $26.4 million in long-lived assets held for sale, exclusively related to the land and building in Burlington, MA. During the three months ended September, 30, 2013, Cynosure incurred an impairment loss of $0.5 million resulting from the subsequent measurement of the assets held for sale at fair value less costs to sell. This loss is recorded in the general and administrative expenses within the consolidated statement of operations.

Note 10 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of laser systems. Distributor sales generally include a warranty on parts only. Estimated future costs for initial product warranties are provided at the time of revenue recognition. The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2013, which is a component of accrued expenses in the consolidated balance sheets:

Total
(in thousands)
Warranty accrual, beginning of period	$3,415
Warranty provision related to new sales	5,862
Warranty provision assumed from acquisition	1,225
Costs incurred	(4,752)

Warranty accrual, end of period	$5,750

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the Palomar acquisition, including its warranty accrual. As a result, the warranty accrual related to the Palomar acquisition above is preliminary in nature

Note 11 — Segment Information

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

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$30,906	$17,558	$71,340	$51,752
Europe	10,013	5,993	26,786	20,165
Asia / Pacific	13,570	10,457	37,300	30,749
Other	6,203	3,075	16,047	8,158

Total	$60,692	$37,083	$151,473	$110,824

Total assets by geographic area are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
United States	$375,619	$210,596
Europe	14,544	15,623
Asia / Pacific	10,708	11,038
Eliminations	(3,379)	(2,688)

Total	$397,492	$234,569

Long-lived assets by geographic area are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
United States	$11,169	$7,266
Europe	2,101	1,570
Asia / Pacific	1,353	432

Total	$14,623	$9,268

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

Note 12 — Net (Loss) Income Per Common Share

Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share is determined by dividing net (loss) income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. For the three and nine months ended September 30, 2013, there are no outstanding Class B shares, and Cynosure may not issue Class B shares in the future. For the three and nine months ended September 30, 2012, common shares outstanding include both Class A and Class B as each share participated equally in earnings. Class B shares were convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(1,281)	$3,423	$(8,996)	$6,922

Basic weighted average common shares outstanding	22,331	12,998	18,406	12,729
Weighted average common equivalent shares	—	744	—	613

Diluted weighted average common shares outstanding	22,331	13,742	18,406	13,342

Basic net (loss) income per share	$(0.06)	$0.26	$(0.49)	$0.54

Diluted net (loss) income per share	$(0.06)	$0.25	$(0.49)	$0.52

For the three and nine months ended September 30, 2013, the number of basic and diluted weighted average shares outstanding was the same, as any increase in the number of shares of common stock equivalents for the three and nine months ended September 30, 2013 would be antidilutive based on the net loss for the period. For the three and nine months ended September 30, 2013, respectively, outstanding options to purchase 1.0 million and 1.1 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

For the three and nine months ended September 30, 2012, respectively, options to purchase 0.2 million and 0.7 million shares of Cynosure’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Note 13 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2013 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2012	$13	$(1,612)	$(1,599)
Current period other comprehensive gain	32	85	117

Balance — September 30, 2013	$45	$(1,527)	$(1,482)

Note 14 — Related Party Transactions

As of September 30, 2013, El.En. S.p.A. (“El.En.”) owned 9% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended September 30, 2013 and 2012 were approximately $0.8 million and $2.3 million, respectively. Purchases of inventory from El.En. during the nine months ended September 30, 2013 and 2012 were approximately $3.7 million and $4.4 million, respectively. As of September 30, 2013 and December 31, 2012, amounts due to related party for these purchases were approximately $1.3 million and $1.9 million, respectively. There were no amounts due from El.En. as of September 30, 2013 or December 31, 2012.

Note 15 — Income Taxes

During the three months ended September 30, 2013 and 2012, Cynosure recorded an income tax expense of $0.6 million and $0.3 million, respectively, representing an effective tax rate of (88%) and 9%, respectively. The income tax provision for the three months ended September 30, 2013 is primarily attributable to the tax provision on the earnings of our foreign and domestic operations.

At September 30, 2013, Cynosure had unrecognized tax benefits, inclusive of accrued interest, of $3.5 million, of which $1.8 million, if recognized, would favorably impact the effective tax rate. Unrecognized tax benefits, inclusive of accrued interest, increased by $3.1 million as a result of the acquisition of Palomar, of which $1.6 million, if recognized, would favorably impact the effective tax rate. The $3.1 million increase in unrecognized tax benefits was recorded in purchase accounting against goodwill in the second quarter upon the acquisition of Palomar and includes $0.3 million in interest and penalties. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2008. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2008. Palomar’s pre-acquisition income tax filings for the years 2006 through 2012 remain open to examination by the taxation jurisdictions in which they were filed.

Note 16 — Contingencies

The medical device market in which Cynosure participates is largely technology-driven. As a result, intellectual property rights, particularly patents, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.

In addition, competing parties may file suits to balance risk and exposure between the parties. Adverse outcomes in proceedings against Cynosure could limit its ability to sell certain products in certain jurisdictions, or reduce operating margin on the sale of these products and could have a material adverse effect on Cynosure’s financial position, results of operations or liquidity.

In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify.

Cynosure is not insured with respect to intellectual property infringement and maintains an insurance policy providing limited coverage against securities claims and product liability claims. The absence of significant third-party insurance coverage increases potential exposure to unanticipated claims or adverse decisions.

Cynosure continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated. In accordance with the FASB’s guidance on accounting for contingencies, Cynosure accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, Cynosure accrues the minimum amount of the range. In the cases where Cynosure believes that a reasonably possible loss exists, the facts and circumstances of the litigation are disclosed, including an estimable range, if possible. In management’s opinion, Cynosure is not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on its financial statements. Cynosure believes that contingent losses associated with any of its current litigation were remote at the time of the filing and as such, Cynosure has not recorded or disclosed any material loss contingencies, or provided any disclosures, related to such litigation.

Cynosure expenses patent defense costs, costs for pursuing patent infringements, and external legal costs related to intangible assets in the period in which they are incurred.

Note 17 — Recent Accounting Pronouncements

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

Note 18 — Subsequent Events

On October 29, 2013, Cynosure announced that its board of directors authorized the repurchase of up to $25 million of Cynosure’s Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program.

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our Smartlipo product line for LaserBodySculptingS for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our SmoothShapes XV product line for the temporary reduction in the appearance of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions;

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos; and

•	our PicoSure product line for the treatment of tattoos and benign pigmented lesions.

On June 24, 2013, we acquired Palomar Medical Technologies, Inc., which we refer to as Palomar. The acquisition complemented and broadened our product lineup with the addition of Palomar’s intense pulsed light, fractional laser and diode laser aesthetic systems, doubled the number of patents in our portfolio and enhanced our global distribution network. As a result of the transaction, former Palomar stockholders, in the aggregate, received for their shares of Palomar common stock $145.8 million in cash and 6.0 million shares of our Class A common stock. The total consideration is valued at $287.2 million, based upon the closing price of our Class A common stock on June 24, 2013. We have stopped manufacturing and distributing the Pavlovia skin renewing laser previously offered by Palomar. The main aesthetic laser products which have been added to our portfolio as a result of the acquisition include:

•	the Icon Aesthetic System for fractional skin rejuvenation and wrinkle reduction;

•	the StarLux laser and pulsed light system for hair removal, skin resurfacing and skin rejuvenation; and

•	the Vectus diode laser for high volume hair removal.

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

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues. During the nine months ended September 30, 2013, we derived approximately 84% of our revenues from sales of our products and 16% of our revenues from parts, accessories and service revenues. During the nine months ended September 30, 2012, we derived approximately 83% of our revenues from sales of products and 17% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Australia Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2013 and 2012, we derived 50% and 52% of our total revenues, respectively, from sales outside North America. As of September 30, 2013, including expansion from the acquisition of Palomar, we had 72 sales employees covering North America and 68 sales employees in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Australia. We utilize a global distribution network covering approximately 120 countries.

The following table provides total revenue data by geographical region for the nine months ended September 30, 2013 and 2012:

	Percentage of Revenues
	Nine Months Ended September 30,
Region	2013	2012
North America	50%	48%
Europe	18	18
Asia/Pacific	25	28
Other	7	6

Total	100%	100%

See Note 11 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2013 and 2012, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$50,147	83%	$31,036	84%	$19,111	62%
Parts, accessories, service and royalties revenues	10,545	17	6,047	16	4,498	74

Total revenues	60,692	100	37,083	100	23,609	64
Cost of revenues	26,558	44	15,496	42	11,062	71

Gross profit	34,134	56	21,587	58	12,547	58
Operating expenses
Sales and marketing	17,364	28	11,421	31	5,943	52
Research and development	5,033	8	3,081	8	1,952	63
Amortization of intangible assets acquired	451	1	342	1	109	32
General and administrative	12,712	21	3,400	9	9,312	274

Total operating expenses	35,560	58	18,244	49	17,316	95

(Loss) income from operations	(1,426)	(2)	3,343	9	(4,769)	(143)
Interest income, net	25	—	16	—	9	56
Other income, net	721	1	398	1	323	81

(Loss) income before provision for income taxes	(680)	(1)	3,757	10	(4,437)	(118)
Provision for income taxes	601	1	334	1	267	80

Net (loss) income	$(1,281)	(2)%	$3,423	9%	$(4,704)	(137)%

Revenues

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Product sales in North America (in thousands)	$27,025	$15,425	$11,600	75%
Product sales outside North America (in thousands)	23,122	15,611	7,511	48
Global parts, accessories, service and royalties (in thousands)	10,545	6,047	4,498	74

Total Revenues	$60,692	$37,083	$23,609	64%

Revenues in the three months ended September 30, 2013 increased from the three months ended September 30, 2012 by $23.6 million, or 64%. The increase was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $11.6 million, or 75%, from the 2012 period primarily due to an increase in average selling prices and number of units sold attributable to the introduction of additional products, including PicoSure, Vectus and Icon.

•	Revenues from the sale of products outside of North America increased by approximately $7.5 million, or 48%, from the 2012 period primarily due to an increase in average selling prices and number of units sold attributable to the introduction of additional products, including PicoSure, Vectus and Icon.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $4.5 million, or 74%, from the 2012 period primarily due to an increase in revenues generated from performing service on laser systems, including our newly acquired Palomar product lines. Royalties revenues, attributable to the Palomar business, contributed $1.2 million for the three months ended September 30, 2013.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Cost of revenues (in thousands)	$26,558	$15,496	$11,062	71%
Cost of revenues (as a percentage of total revenues)	44%	42%

Total cost of revenues increased $11.1 million, or 71%, to $26.6 million for the three months ended September 30, 2013, as compared to $15.5 million for the three months ended September 30, 2012. The increase was primarily associated with our 64% increase in total revenues. Total cost of revenues increased as a percentage of total revenues, to 44% for the three months ended September 30, 2013, from 42% for the three months ended September 30, 2012, primarily due to a purchase accounting charge of $0.9 million associated with the step up in fair value of finished goods inventory acquired through our acquisition of Palomar and sold during the period. We expect our gross margin percentage to return to approximately 58% in the fourth quarter of 2013.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Sales and marketing (in thousands)	$17,364	$11,421	$5,943	52%
Sales and marketing (as a percentage of total revenues)	28%	31%

Sales and marketing expenses increased $5.9 million, or 52%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase was primarily due to sales and marketing expenses, not including commission expenses, attributable to the Palomar business of $4.1 million for the three months ended September 30, 2013. The increase also included a commission expense increase of $1.3 million due to increased product revenues. Personnel costs increased $0.5 million due to an increase in the number of our sales employees as a result of the integration of our Palomar sales team. Sales and marketing expenses for the three months ended September 30, 2013 decreased as a percentage of total revenues to 28%, due to favorable product mix and continued operating leverage.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Research and development (in thousands)	$5,033	$3,081	$1,952	63%
Research and development (as a percentage of total revenues)	8%	8%

Research and development expenses increased $2.0 million, or 63%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This increase was primarily due to the integration of the Palomar research and development team for the three months ended September 30, 2013.

Amortization of Intangible Assets Acquired

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Amortization of intangible assets acquired (in thousands)	$451	342	$109	32%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $0.1 million, or 32%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase was primarily due $0.2 million in amortization expense related to the identifiable intangible assets from the Palomar acquisition for the three months ended September 30, 2013, offset by reduced amortization expense on certain intangible assets acquired through previous acquisitions.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
General and administrative (in thousands)	$12,712	$3,400	$9,312	274%
General and administrative (as a percentage of total revenues)	21%	9%

General and administrative expenses increased $9.3 million, or 274%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is primarily due to $6.8 million in costs associated with the acquisition of Palomar during the three months ended September 30, 2013, including $3.1 million in compensation expense in connection with change of control severance arrangements, $2.4 million in employee termination payments, and $0.5 million in costs incurred in connection with our efforts to sell the former Palomar headquarters building. Excluding acquisition costs, general and administrative expenses increased due to increased headcount associated with our Palomar acquisition and increased legal costs associated with patent infringement prosecution.

Interest Income, net

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Interest income, net (in thousands)	$25	$16	$9	56%

The increase in interest income, net was primarily due to higher interest rates on cash invested in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, as well as decreased interest payments associated with capital leases.

Other Income, net

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Other income, net (in thousands)	$721	$398	$323	81%

The change in other income, net was primarily a result of increased net foreign currency remeasurement gains in the third quarter of 2013, as compared to the third quarter of 2012, primarily due to weakening of the U.S. dollar against the euro and the pound.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Provision for income taxes (in thousands)	$601	$334	$267	80%
Provision as a percentage of (loss) income before provision for income taxes	(88)%	9%

The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the three months ended September 30, 2013, we recorded an income tax provision of $0.6 million, representing an effective tax rate of (88%). The income tax provision for the three months ended September 30, 2013 is primarily attributable to the tax provision on the earnings of our foreign and domestic operations.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2013 and 2012, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$127,286	84%	$92,054	83%	$35,232	38%
Parts, accessories, service and royalties revenues	24,187	16	18,770	17	5,417	29

Total revenues	151,473	100	110,824	100	40,649	37
Cost of revenues	65,865	43	46,689	42	19,176	41

Gross profit	85,608	57	64,135	58	21,473	33
Operating expenses
Sales and marketing	44,198	29	34,850	31	9,348	27
Research and development	12,350	8	9,780	9	2,570	26
Amortization of intangible assets acquired	948	1	1,026	1	(78)	(8)
General and administrative	42,189	28	10,585	10	31,604	299

Total operating expenses	99,685	66	56,241	51	43,444	77

(Loss) income from operations	(14,077)	(9)	7,894	7	(21,971)	(278)
Interest income, net	80	—	39	—	41	105
Other income, net	318	—	309	—	9	3

(Loss) income before (benefit) provision for income taxes	(13,679)	(9)	8,242	7	(21,921)	(266)
(Benefit) provision for income taxes	(4,683)	(3)	1,320	1	(6,003)	(455)

Net (loss) income	$(8,996)	(6)%	$6,922	6%	$(15,918)	(230)%

Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Product sales in North America (in thousands)	$64,100	$45,418	$18,682	41%
Product sales outside North America (in thousands)	63,186	46,636	16,550	35
Global parts, accessories, service and royalties (in thousands)	24,187	18,770	5,417	29

Total Revenues	$151,473	$110,824	$40,649	37%

Revenues in the nine months ended September 30, 2013 increased from the nine months ended September 30, 2012 by $40.6 million, or 37%. The increase was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $18.7 million, or 41%, from the 2012 period, primarily due to an increase in average selling prices and number of units sold attributable to the introduction of additional products, including PicoSure, Vectus and Icon.

•	Revenues from the sale of products outside of North America increased by approximately $16.6 million, or 35%, from the 2012 period primarily due to an increase in average selling prices and number of units sold attributable to the introduction of additional products, including PicoSure, Elite Plus, Apogee Plus, Vectus and Icon.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $5.4 million, or 29%, from the 2012 period, primarily due to an increase in revenues generated from performing service on laser systems, including our newly acquired Palomar product lines. Royalties revenues, attributable to the Palomar business, contributed $1.2 million for the nine months ended September 30, 2013.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Cost of revenues (in thousands)	$65,865	$46,689	$19,176	41%
Cost of revenues (as a percentage of total revenues)	43%	42%

Total cost of revenues increased $19.2 million, or 41%, to $65.9 million for the nine months ended September 30, 2013, as compared to $46.7 million for the nine months ended September 30, 2012. The increase was primarily associated with our 37% increase in total revenues. Total cost of revenues increased as a percentage of total revenues, to 43% for the nine months ended September 30, 2013, from 42% for the nine months ended September 30, 2012, primarily due to a purchase accounting charge of $2.4 million associated with the step up in fair value of finished goods inventory acquired through our acquisition of Palomar and sold during the period. We expect our gross margin percentage to return to approximately 58% by the fourth quarter of 2013.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Sales and marketing (in thousands)	$44,198	$34,850	$9,348	27%
Sales and marketing (as a percentage of total revenues)	29%	31%

Sales and marketing expenses increased $9.3 million, or 27%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase included commission expense of $1.7 million due to increased product revenues, personnel costs of $1.6 million due to an increase in the number of our sales employees as a result of the integration of our Palomar sales team, and $0.7 million due to increased workshops, trade shows and other promotional efforts. Sales and marketing expenses for the nine months ended September 30, 2013 decreased as a percentage of total revenues to 29%, due to favorable product mix and continued operating leverage.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Research and development (in thousands)	$12,350	$9,780	$2,570	26%
Research and development (as a percentage of total revenues)	8%	9%

Research and development expenses increased by $2.6 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This increase was primarily due to research and development expenses of $2.0 million attributable to the integration of the Palomar research and development team for the nine months ended September 30, 2013, as well as an increase of $0.5 million in personnel and professional services costs associated with the development of new products.

Amortization of Intangible Assets Acquired

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Amortization of intangible assets acquired (in thousands)	$948	$1,026	$(78)	(8)
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired decreased $0.1 million, or 8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease resulted from a reduced amount of amortization expense from prior acquisition intangibles partially offset by an increase in amortization expense for the identifiable intangible assets from the Palomar acquisition for the nine months ended September 30, 2013.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
General and administrative (in thousands)	$42,189	$10,585	$31,604	299%
General and administrative (as a percentage of total revenues)	28%	10%

General and administrative expenses increased $31.6 million, or 299%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is primarily due to $28.4 million in costs associated with the acquisition of Palomar during the nine months ended September 30, 2013, including $21.7 million in compensation expense in connection with change of control severance arrangements, $2.6 million in employee termination payments, and $0.5 million in costs incurred in connection with our efforts to sell the former Palomar headquarters building. Excluding acquisition costs, general and administrative expenses increased due to increased headcount associated with our Palomar acquisition and legal costs associated with patent infringement prosecution.

Interest Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Interest income, net (in thousands)	$80	$39	$41	105%

The increase in interest income, net was primarily due to higher interest rates on cash invested in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, as well as decreased interest payments associated with capital leases.

Other Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Other income, net (in thousands)	$318	$309	$9	3%

The change in other income, net was primarily a result of increased net foreign currency remeasurement gains in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to weakening of the U.S. dollar against the euro and the pound.

(Benefit) Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
(Benefit) provision for income taxes (in thousands)	$(4,683)	$1,320	$(6,003)	(455)%
(Benefit) provision as a percentage of (loss) income before (benefit) provision for income taxes	34%	16%

The (benefit) provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. During the nine months ended September 30, 2013, we recorded an income tax benefit of $4.7 million, representing an effective tax rate of 34%. Included in this tax benefit is a non-recurring benefit of $5.8 million for the release of a portion of the domestic valuation allowance due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets as a result of the Palomar business combination. Excluding this item, the income tax provision for the nine months ended September 30, 2013 would have been $1.1 million, which is primarily attributable to the tax provision on the earnings of our foreign and domestic operations.

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

At September 30, 2013, our cash, cash equivalents and short and long-term marketable securities were $102.1 million. Our cash and cash equivalents of $70.1 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $27.2 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by September 25, 2014. Our long-term marketable securities of $4.8 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by February 13, 2015.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the nine months ended September 30, 2013 and 2012, we purchased $2.2 million and $1.3 million, respectively, of property and equipment. During the nine months ended September 30, 2013 and 2012, we transferred $5.3 million and $2.5 million, respectively, of demonstration equipment to fixed assets. Upon sale of the land and building in Burlington, MA, we expect to receive net proceeds of approximately $25 million. We expect that our capital expenditures during the remainder of 2013 will increase compared with the 2012 period as a result of the acquisition of Palomar.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $25 million in common stock or expiration of the program on November 1, 2015.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2013, and resulted primarily from $9.0 million of net loss for the period and changes in deferred income taxes of $5.6 million, partially offset by $9.1 million in depreciation and amortization and stock-based compensation expense, $1.3 million in net accretion of marketable securities and $0.5 million in impairment loss on long-lived assets held for sale. Net changes in working capital items decreased cash from operating activities by $11.5 million primarily related to an increase in accounts receivable of $13.1 million and an increase in inventories of $4.4 million. These were partially offset by an increase in accrued expenses of $5.8 million. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2013, which consisted primarily of the cash paid for the Palomar acquisition, net of cash received, of $65.0 million, purchases of marketable securities of $11.0 million and purchases of property and equipment of $2.2 million, partially offset by proceeds from the sales and maturities of marketable securities of $75.6 million. Net cash provided by financing activities during the nine months ended September 30, 2013 was $1.9 million, principally relating to the proceeds of stock option exercises, partially offset by acquisition-related stock issuance costs.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended. There have been no material changes to our critical accounting policies as of September 30, 2013.

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

	September 30, 2013	Future Maturities in 2013	Future Maturities in 2014	Future Maturities in 2015
Investments (at fair value)	$31,909	$8,502	$21,391	$2,016
Weighted average interest rate	0.23%	0.23%	0.19%	0.62%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 53% of our total international revenues during the nine months ended September 30, 2013. Substantially all of the remaining 47% were sales in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired Palomar on June 24, 2013. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Telephone Consumer Protection Act Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision, and oral argument on the appeal was held Friday, October 4, 2013 before the Commonwealth of Massachusetts Appeals Court. A ruling has not yet been issued. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. On August 14, 2013, four months past a deadline of April 26, 2013, plaintiff filed its motion with the court. We have filed a letter with the court objecting to this untimely motion and requesting sanctions.

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

Tria Beauty, Inc., First Massachusetts Litigation

On June 24, 2009, Palomar commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the U.S. District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 5,735,844, which is exclusively licensed to Palomar by MGH. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. Palomar filed a reply denying the material allegations of the counterclaims. On September 21, 2009, following successful re-examination of U.S. Patent No. 5,595,568 (the “‘568 patent”) Palomar filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to Palomar by MGH. Palomar’s motion also included adding MGH as a plaintiff in the lawsuit. A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and Palomar received what they consider to be a favorable ruling on October 13, 2010. On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct. On April 12, 2013, Tria filed a motion for summary judgment of non-infringement. On May 17, 2013, Palomar filed a response to Tria’s motion for summary judgment, and on June 14, 2013, Tria filed its reply to Palomar’s response. A hearing on this motion was held on September 25, 2013. A ruling has not yet been issued. No trial date has yet been set.

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

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, Palomar was served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy. In this suit, Asclepion asks the Italian court to declare that Asclepion’s MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844. We believe the Court of Rome lacks jurisdiction over the German claims of these European Patents and have filed a request to the Italian Supreme Court challenging the international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents. A hearing was held May 28, 2013 before the Italian Supreme Court. In a development contrary to settled Italian case law, the Italian Supreme Court ruled that the Italian courts have jurisdiction over the Italian as well as the German portions of the European patent. Asclepion has resumed its case before the Court of Rome. We are reviewing our options.

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

We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A, for the quarterly period ended June 30, 2013. For convenience, all of our risk factors are included below, and we have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 17.

Risks Related to Our Business and Industry

* We have a history of net losses.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012, we incurred a net loss in the first three quarters of 2013. If we are unable to return to profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. However, demand has increased from 2010 through the first three quarters of 2013. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

* If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.

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

We sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 49%, 56% and 55% of our product revenues from sales outside North America for the years ended December 31, 2012, 2011 and 2010, respectively. In the first three quarters of 2013 we derived 50% of our product revenues from sales outside of North America. Our gross margin has decreased from periods prior to 2009 as a result of a higher percentage of laser revenue from our international markets, where our products tend to have lower average selling prices than in North America.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 100 foreign countries, approximately 50% of our revenues outside of North America for the year ended December 31, 2012, and 44% of our revenues outside of North America for the year ended December 31, 2011, were denominated in or linked to the U.S. dollar. In the first three quarters of 2013, 53% of our revenues outside of North America were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

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

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2011 through November 6, 2013, our Class A common stock has traded as high as $30.20 per share and as low as $8.84 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan, Australia and Mexico, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which we expect to be launched in the United States near the beginning of 2014, will be sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25%, 25% and 18% of our product revenue in 2012, 2011 and 2010, respectively. In the first three quarters of 2013, sales of our aesthetic treatment systems by third party distributors represented 26% of our product revenue. The increases in 2012 and 2011 primarily related to sales of our ConBio products, which are generally sold through distributors.

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

*We may incur substantial expenses if our past practices are shown to have violated the Telephone Consumer Protection Act.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision and oral argument on the appeal was held Friday, October 4, 2013 before the Commonwealth of Massachusetts Appeals Court. A ruling has not yet been issued. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013 that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. On August 14, 2013, four months past a deadline of April 26, 2013, plaintiff filed its motion with the court. We have filed a letter with the court objecting to this untimely motion and requesting sanctions.

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

We have and will continue to incur substantial expenses related to the acquisition. We have incurred direct transaction costs of approximately $28.7 million in connection with the acquisition, including approximately $21.7 million in “golden parachute” compensation (also known as change of control payments).

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

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $25 million in common stock or expiration of the program on November 1, 2015.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

Information required to be disclosed pursuant to Item 5.02(e) of Form 8-K; Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 5, 2013, we entered into (i) a Third Amendment to Employment Agreement, or the Davin Amendment, amending the Employment Agreement having an effective date of December 15, 2008, as amended December 20, 2010 and July 20, 2011, which we refer to as the Davin Employment Agreement, between us and Michael R. Davin, our President, Chief Executive Officer and Chairman and (ii) a First Amendment to Employment Agreement, or the Baker Amendment, amending the Employment Agreement having an effective date of December 15, 2008, which we refer to as the Baker Employment Agreement, between us and Timothy W. Baker, our Executive Vice President, Chief Financial Officer and Treasurer. On November 7, 2013 we entered into a First Amendment to Employment Agreement, or the Delaney Amendment, amending the Employment Agreement having an effective date of December 15, 2008, which we refer to as the Delaney Employment Agreement, between us and Douglas J. Delaney, our Executive Vice President, Sales.

The Davin Amendment, Baker Amendment and Delaney Amendment each modifies Section 4.1 of the Davin Employment Agreement, Baker Employment Agreement and Delaney Employment Agreement, respectively, to provide that in no event shall we pay Executive an annual base salary for calendar year 2014 or any subsequent year during the term of this Agreement at an annual rate that is less than 100% of the annual base salary then in effect for the immediately preceding year during the term of the respective agreement. Prior to these amendments, these employment agreements provided for annual increases of not less than 105% of the annual base salary of the prior year. The Baker Amendment further modifies Section 2.1 of the Baker Employment Agreement to reflect his new position, including additional responsibilities, as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer. The Delaney Amendment further modifies Section 2.1 of the Delaney Employment Agreement to reflect his new position, including additional responsibilities, as Executive Vice President of Worldwide Sales.

The foregoing description of the Davin Amendment, Baker Amendment and Delaney Amendment does not purport to be complete and is qualified in its entirety by reference to the Davin Amendment, Baker Amendment and Delaney Amendment, which are attached as Exhibits 10.1, 10.2 and 10.3 hereto and incorporated herein by reference.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

10.1	Third Amendment to Employment Agreement, entered into as of November 5, 2013, by and between Cynosure, Inc. and Michael R. Davin

10.2	First Amendment to Employment Agreement, entered into as of November 5, 2013, by and between Cynosure, Inc. and Timothy W. Baker

10.3	First Amendment to Employment Agreement, entered into as of November 7, 2013, by and between Cynosure, Inc. and Douglas J. Delaney

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: November 12, 2013	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: November 12, 2013	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to Employment Agreement, entered into as of November 5, 2013, by and between Cynosure, Inc. and Michael R. Davin

10.2	First Amendment to Employment Agreement, entered into as of November 5, 2013, by and between Cynosure, Inc. and Timothy W. Baker

10.3	First Amendment to Employment Agreement, entered into as of November 7, 2013, by and between Cynosure, Inc. and Douglas J. Delaney

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.