Form 10-K
period 2013-12-31
CYNOSURE INC
filed 2014-03-17
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2013: $524,608,684.

The number of shares outstanding of the registrant’s Class A common stock, as of March 10, 2014 was 22,263,116

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

Overview

We develop and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus and ablate sweat glands. We have also developed an aesthetic treatment product for the home use market. We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Australia, Korea, China, Japan and Mexico and through international distributors in approximately 120 other countries.

Our product portfolio is composed of a broad range of energy sources including Alexandrite, diode, Nd:YAG, picosecond, pulse dye, and Q-switched lasers and intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our products are designed to be easily upgradeable to add additional energy sources and handpieces, which provide our customers with technological flexibility as they expand their practices.

A key element of our business strategy is to launch innovative new products and technologies for high-growth aesthetic applications developed through internal research and development. Recent key innovations have included:

•

Picosecond Technology Platform. In March 2013, we commenced commercialization of our PicoSure® system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. FDA clearance to market the PicoSure laser was received in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence.

•	Establishment of Minimally Invasive Product Line. In 2006, we expanded beyond our legacy non-invasive roots by offering a minimally invasive aesthetic treatment system, the SmartLipo® workstation.

•

The SmartLipo system was the first FDA-cleared laser lipolysis system for use in a minimally invasive procedure for the removal of unwanted fat. Since the launch of the SmartLipo system in 2006, we have introduced two new workstations: the SmartLipo MPX workstation in 2008, which added a second wavelength laser, and the SmartLipo Triplex workstation in 2009, which added a third wavelength laser. The MPX or MultiPlex™ technology enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser We have provided further innovation in this area with the introduction of the SmartSense™ and ThermaGuide™, our proprietary intelligent delivery systems. In 2013, we launched PrecisionTx™ technology for minimally invasive removal of fat in small areas such as the neck and jawline as well as ablation of axillary sweat glands.

•

In 2012, we received FDA clearance in the United States to sell and market our Cellulaze® system, the world’s first FDA-cleared minimally invasive aesthetic laser device for the treatment of cellulite.

•

New Home Use Device. In 2012, we received FDA clearance in the United States to market an at-home device for the treatment of wrinkles developed by us in partnership with Unilever. Unilever has advised us that it expects to launch the product commercially in the first half of 2014.

We also offer the following flagship products, each of which is the result of internal research and development efforts for high volume applications (we use the term “flagship products” to refer to our leading products for a particular application):

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions; and

•	our Accolade product line for the removal of benign pigmented lesions.

In addition to internal research and development, we have also enhanced our existing product offerings and increased the leverage of our global distribution network through the acquisition of complementary businesses, including our June 24, 2013 acquisition of Palomar Medical Technologies, Inc., which we refer to as Palomar. The Palomar acquisition complemented and broadened our product lineup with the addition of the following products:

•	the Palomar® Icon Aesthetic System provides a comprehensive suite of the most popular treatments from hair removal to wrinkle reduction to scar and stretch mark treatment;

•	the StarLux® laser and pulsed light system for hair removal, skin resurfacing and skin rejuvenation; and

•	the Vectus® diode laser for high volume hair removal.

In 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Elemé Medical, including the non-invasive SmoothShapes® XV system. In June 2011, we acquired substantially all of the assets of HOYA ConBio’s aesthetic laser business, including the MedLite C6 and RevLite systems for the treatment of wrinkles, acne scars, multi-color tattoos and vascular lesions, and overall skin rejuvenation. In October 2011, we expanded into the onychomycosis market by acquiring worldwide exclusive rights from NuvoLase to distribute the PinPointe™ FootLaser™, which uses laser light to kill the fungus that lies in and under the nail that causes onychomycosis without damaging the nail or the surrounding skin. In February 2014, we changed our distribution rights from exclusive to non-exclusive for the PinPointe FootLaser.

We have established ourselves as a leading provider of laser and light-based energy systems used for aesthetic treatment procedures. We plan to continue to enhance our existing product offerings and increase the leverage of our global distribution network through both internal research and development and the acquisition of complementary businesses, products or technologies, which may include small and substantial acquisitions, as well as joint ventures and other collaborative projects. We believe we have a disciplined acquisition strategy that focuses on complementary product offerings, integrated distribution networks, return on investment and other strategic benefits, and at any time we may be evaluating or in various stages of discussions with potential acquisition candidates. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of companies and product lines that we may acquire.

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

Industry

Aesthetic Market Opportunity

Medical Insight, an independent industry research and analysis firm, estimated that in 2013 total sales of products in the global aesthetic market for energy devices, body contouring and breast implants, exceeded $3 billion. Medical Insight believes that global sales of energy devices will increase 7.8% annually and body contouring systems will increase 12.4% annually through 2018.

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

Non-Traditional Physician Customers

Aesthetic treatment procedures that use lasers and other light-based equipment have traditionally been performed by dermatologists and plastic surgeons. Based on published membership information from professional medical organizations, there are approximately 19,000 dermatologists and plastic surgeons in the United States. A broader group of physicians in the United States, including primary care physicians, obstetricians and gynecologists, have incorporated aesthetic treatment procedures into their practices. These non-traditional physician customers are largely motivated to offer aesthetic procedures by the potential for a reliable revenue stream that is unaffected by managed care and government payor reimbursement economics. We believe that there are approximately 100,000 of these potential non-traditional physician customers in the United States and Canada, representing a significant market opportunity to be addressed by suppliers of lasers and other light-

based aesthetic equipment. Some physicians are electing to open medical spas, often adjacent to their conventional office space, where they perform aesthetic procedures in an environment designed to feel less like a health care facility.

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

The appearance of the skin may change over time due to a variety of factors, including age, sun damage, circulatory changes, deterioration of collagen and the human body’s diminished ability to repair and renew itself. These changes include:

•	unwanted hair growth;

•	uneven pigmentation;

•	wrinkles;

•	blood vessels and veins that are visible at the skin’s surface;

•	the appearance of cellulite and fat deposits; and

•	scarring.

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

People with undesirable skin conditions, unwanted hair growth or tattoos often seek aesthetic treatments, including treatments using non-invasive or minimally-invasive laser and light-based technologies.

Laser and Light-Based Aesthetic Treatments

A laser is a device that creates and amplifies a coherent beam of light generally of one wavelength or a narrow band of wavelengths. Lasers have been used for medical and aesthetic applications since the 1960s. Intense pulsed light technology was introduced in the 1990s and uses flashlamps, rather than lasers, to generate incoherent light of multiple wavelengths, often referred to as a broadband of wavelengths. Both lasers and intense pulsed light devices can emit high energy light over varying pulse durations or time intervals.

By producing intense bursts of concentrated light, lasers and other light-based technologies selectively target melanin in hair follicles and pigmented lesions, hemoglobin in blood vessels and vascular lesions, water surrounding collagen in or below the dermis, ink in tattoos or fat tissue below the dermis. When the target absorbs sufficient energy, it becomes heated and/or mechanically disrupted to cause a biological reaction useful for treatment. The degree to which energy is absorbed in the skin depends upon the skin structure targeted—e.g., hair follicle or blood vessel—and the skin type—e.g., light or dark. Different types of lasers and other light-based technologies are needed to effectively treat the spectrum of skin types and conditions. As a result, an active aesthetic practice may require multiple laser or other light-based systems in order to offer treatments to its entire client base.

Different types of lasers are currently used for a wide range of aesthetic treatments. Each type of laser operates at its own wavelength, measured in nanometers, which corresponds to a particular emission and color in the light spectrum. The most common lasers used for non-invasive aesthetic treatments are:

•	Pulse dye lasers—may produce light of various wavelengths; our pulse dye laser produces an orange light that functions at a shallow penetration depth.

•	Alexandrite lasers—produce a near infrared invisible light that functions with high power at a deep penetration depth.

•	CO2 lasers—produce infrared invisible light that creates a deep ablation region.

•	Diode lasers—may produce light of various wavelengths; our diode lasers produce near infrared invisible light that functions at a deep penetration depth.

•	Erbium: glass lasers—produce a near infrared invisible light that functions at a deep penetration depth.

•	Er:YAG lasers—produce a near infrared invisible light that creates a shallow ablation region.

•

Nd:YAG lasers—produce a near infrared invisible light that functions over a wide range of penetration depths or when frequency doubled produce a green light that functions at a shallow penetration depth.

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

As a result of the wide variety of aesthetic treatments, patient skin types and users of technology, customer purchasing objectives for aesthetic treatment systems are diverse. We believe that as aesthetic spas and non-traditional physician customers play increasingly important roles as purchasers of aesthetic treatment systems, the market for these products will become even more diverse. Specifically, we expect that owners of different types of aesthetic treatment practices will place different emphases on various system attributes, such as breadth of treatment applications, return on investment, upgradeability and price. Accordingly, we believe that there is significant market opportunity for a company that tailors its product offerings to meet the needs of a wide range of market segments.

Our Solution

We offer tailored customer solutions to address the market for non-invasive and minimally invasive light-based aesthetic treatment applications. These solutions include non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus and ablate sweat glands. We believe our laser and other light-based systems are reliable, user friendly and easily incorporated into both physician practices and medi-spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance.

We believe that the following factors enhance our market position:

•

Broad Technology Base. Our products are based on a broad range of technologies and incorporate different types of lasers, such as Alexandrite, pulse dye, CO2, Erbium: glass; Er:YAG, Nd:YAG and diode, as well as intense pulsed light devices. We believe we are one of a few companies that currently offer aesthetic treatment systems using Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. The following table provides information regarding the principal energy sources used in laser and other light-based aesthetic treatments that we offer and the primary application of each of these energy sources.

Energy Source	Type of Light/Wavelength	Principal Applications
Pulse Dye Laser	Visible light (Orange)(585/595 nm)	Vascular lesions, including shallow and deep lesions

Alexandrite Laser	Near infrared invisible light (755 nm) Long pulse (millisecond) Short pulse (nanosecond) Ultra short pulse (picosecond)	Hair removal, particularly for light skin types Tattoo and benign pigmented lesions removal Tattoo and benign pigmented lesions removal

CO2 Laser	Infrared invisible light (10.6µm)	Skin resurfacing Treatment of wrinkles and textural irregularities

Diode Laser	Near infrared invisible light (800/805/924/940/975/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite Treatment of fat

Erbium: glass laser	Near infrared invisible light (1540 nm)	Skin resurfacing Treatment of surgical scars, acne scars and stretch marks

Er:YAG lasers	Near infrared invisible light (2940 nm)	Skin resurfacing Treatment of wrinkles and textural irregularities

Nd:YAG Laser	Near infrared invisible light (1064/1320/1440 nm) Visible light (green)(532 nm)	Hair removal, particularly for medium and dark skin types; Vascular lesions, particularly deep lesions; Treatment of fat and cellulite Tattoo and benign pigmented lesions removal

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types; Vascular lesions, particularly shallow lesions and benign pigmented lesions

Multiple Energy Source Workstations	Multiple	Multiple
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

•

Global Presence. We have offered our products in international markets for over 20 years, with approximately 48% of our product revenue generated from product sales outside of North America in 2013. We target international markets through a direct sales force in France, Spain, the United Kingdom, Germany, Australia, Korea, China, Japan and Mexico and through international distributors in approximately 120 other countries.

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

•

In the first quarter of 2013, we launched our PicoSure system for the removal of tattoos and benign pigmented lesions. The PicoSure system, which is based on years of research and development effort and expense, is the first commercially available picosecond Alexandrite aesthetic laser platform on the market. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence.

•

In 2006, we expanded beyond our legacy non-invasive products by offering a minimally invasive aesthetic treatment system, the SmartLipo system. The SmartLipo system was the first FDA-cleared laser lipolysis system for use in a minimally invasive procedure for the removal of unwanted fat. Since the launch of the SmartLipo system in 2006, we have introduced two new workstations: the SmartLipo MPX workstation in 2008 and the SmartLipo Triplex workstation in 2009. We have provided further innovation in this area with the introduction of MultiPlex technology, which enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and also introduced SmartSense and ThermaGuide, our proprietary intelligent delivery systems. In 2011, we launched our Cellulaze Workstation, the world’s first aesthetic laser device for the treatment of cellulite, into the European community. In 2012, we received FDA clearance to sell and market the Cellulaze workstation in the United States. In 2013, we launched the PrecisionTx technology for minimally invasive removal of fat in small areas such as the neck and jawline as well as ablation of axillary sweat glands.

•

Expand Product Offerings Through Strategic Acquisitions. We have enhanced our product offerings through acquisition of complementary businesses, products and technologies and intend to continue to do so. Such acquisitions may include small and substantial acquisitions, as well as joint ventures and other collaborative projects.

•	In 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Elemé Medical and introducing SmoothShapes XV.

•	In 2011, we expanded our product portfolio by acquiring substantially all of the assets of HOYA ConBio’s aesthetic laser business (ConBio) including the MedLite C6 and RevLite systems.

•

In October 2011, we acquired worldwide exclusive rights from NuvoLase to distribute the PinPointe FootLaser for the treatment of onychomycosis, and in February 2014, we changed our distribution rights from exclusive to non-exclusive.

•

In June 2013, we acquired Palomar, which complemented and broadened our product lineup with the addition of the Palomar Icon Aesthetic System, the StarLux laser and pulsed light system and the Vectus diode laser. The Palomar Icon Aesthetic System provides a comprehensive suite of the most popular treatments from hair removal to wrinkle reduction to scar and stretch mark treatment, and the Vectus diode laser is a dedicated solution for high-volume hair removal.

•

Develop Home Use Applications for our Technology. In 2009, we entered into a cooperative development agreement with Unilever to develop and commercialize light-based devices for the emerging home use personal care market. In July 2012, we received FDA clearance to sell and market the product in the United States. Unilever has advised us that it expects to launch the product commercially in the first half of 2014.

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

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 31 field service engineers in North America and 42 field service engineers outside of North America. The field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

•

Generate Additional Revenue from Existing Customer Base. We believe that there are opportunities for us to generate additional revenue from existing customers who are already familiar with our products for increasing treatment volumes or new treatment applications. We also expect that customers purchasing our new modular products will be candidates for technology upgrades to enhance the capabilities of their systems. In addition, several of our products contain consumable parts, and we generate additional revenue on sales of these consumable parts to our existing customers. As we continue to grow our service organization, we are seeking to increase the percentage of our customers that enter into service contracts, which would provide additional recurring customer revenue.

Products

We offer a broad portfolio of aesthetic treatment systems that address a wide variety of applications.

The following table provides information concerning our flagship products and their applications. We use the flagship designation for our products that are our leading products for a particular application.

	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Benign Pigmented Lesions	Treat Cellulite	Scars	Tattoo Removal	Anti- Aging	LaserBody Sculpting for the Removal of Unwanted Fat

Flagship Products:
Elite Family	Flagship	X	X	X
SmartLipo Family									Flagship
Cellulaze					Flagship
Affirm / SmartSkin								Flagship
Cynergy	X	Flagship	X	X
Accolade			X	X			X
MedLite C6 /RevLite			X	X		X	X
PicoSure				Flagship			Flagship
Palomar Icon	X	X	Flagship	X		Flagship		Flagship
Vectus	Flagship

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and benign pigmented lesions to rejuvenate the skin’s appearance.

System Components

Each of our systems consists of a control console and one or more handpieces. Our control consoles are each comprised of a graphical user interface, control system software and high voltage electronics. Depending on the system, the laser or other light source may be within the control console or the handpiece. The graphical user interface allows the practitioner to set the appropriate laser or flashlamp parameters, such as energy and pulse duration, to meet the requirements of a particular application for each particular patient. The control system software communicates the operator’s instructions from the graphical user interface to the system’s components and manages system performance and calibration. For systems having multiple light sources within the control system, the graphical user interface allows the practitioner to change sources with the press of a button. For systems having light sources within handpieces, the graphical user interface automatically detects the connection of each handpiece and provides the appropriate display to the user.

The handpieces are used to deliver the light energy from the laser or other light source to the treatment area. For systems having the laser within the control console, the handpieces deliver the laser energy through a maneuverable optical fiber to the treatment area. For systems having the laser or flashlamp within the handpiece, the light energy is shaped through optical components before being delivered to the treatment area.

Many of our products use consumable parts. The Affirm system uses a consumable micro lens array tip to deliver the laser energy to the treatment area. We currently offer three different micro lens array tips for the Affirm system, which cover a variety of treatment areas. Similarly, the PicoSure FOCUS Lens Array is a consumable micro lens array tip, which delivers the laser energy to the treatment area. The SmartLipo and Cellulaze systems and PrecisionTx technology use consumable laser fibers to deliver the laser energy directly to the treatment area.

For many applications, practitioners use cooling to protect the skin. The cooling system may be a separate system or integrated into the laser or intense pulsed light system itself. When not integrated, we offer our customers the SmartCool treatment cooling system, which we purchase from a third party supplier and sell as a private label product under the SmartCool brand. The SmartCool product has nine variable settings and allows the practitioner to provide a continuous flow of chilled air before, during and after treatment to cool and comfort the patient’s skin. The SmartCool handpiece, which is specially designed for use with our laser systems, interlocks with the laser handpiece. In contrast to some competitive cooling systems, there are no disposable supplies required to use our integrated cooling systems or our SmartCool system.

Applications

Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and benign pigmented lesions, rejuvenate skin through the treatment of shallow vascular lesions and benign pigmented lesions, treat wrinkles, skin texture, skin discoloration, scars and stretch marks, skin tightening through tissue coagulation, reduce the appearance of cellulite, coagulation and ablation of axillary sweat glands, autologous fat transfer, treat onychomycosis and remove multi-colored tattoos. Practitioners also use our products to perform minimally invasive procedures for the removal of unwanted fat and the treatment of cellulite. The applications of our products are described below.

LaserBodySculpting™ for the Removal of Unwanted Fat. The SmartLipo system was the first laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. LaserBodySculpting procedures with the SmartLipo, system enables physicians to remove localized deposits of fat by inserting a small cannula, or metal tube, containing a laser fiber under the skin in direct contact with the treatment area. The laser energy causes the fat cells to rupture and melt. In addition, the laser energy promotes collagen shrinkage and causes a tissue tightening effect. LaserBodySculpting is a minimally invasive procedure; therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures. We launched the SmartLipo system in 2006, and in 2008, we introduced SmartLipo MPX system, which added a second wavelength in a new platform and included our patented MultiPlex technology which enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and also introduced SmartSense and ThermaGuide, our proprietary intelligent delivery systems. In late 2009, we introduced SmartLipo Triplex system which included a third wavelength. In 2013, we launched the PrecisionTx technology for minimally invasive removal of fat in small areas such as the neck and jawline as well as ablation of axillary sweat glands.

Cellulite. Cellulite is a deposit of fat that causes a dimple or other uneven appearance of the skin, typically around the thighs, hips and buttocks, more commonly found in women than men. According to published reports, an estimated 85% of women have some degree of cellulite. In 2011, we introduced our Cellulaze Cellulite Laser Workstation into the European community, and in 2012, we received FDA clearance to sell and market the product in the United States. The Cellulaze system is the world’s first minimally invasive surgical device designed to reduce cellulite by restoring the normal structure of the skin and underlying connective tissue. In the Cellulaze procedure, which is performed under a local anesthetic, the physician inserts a small cannula under the skin. Our SideLight 3D side-firing technology directs controlled, laser thermal energy to the treatment zones. The laser is designed to diminish the lumpy pockets of fat, release the areas of skin depression and increase the elasticity and thickness of the skin. Patients require just one treatment. Like the SmartLipo systems, the Cellulaze system incorporates the ThermaGuide intelligent delivery system which allows the physician to accurately monitor temperature and determine the treatment doses that will provide safe and more effective tissue tightening through tissue coagulation and maintain an even, controlled flow of laser energy. The SmoothShapes XV system treats cellulite through a proprietary process known as Photomology, which combines laser and light energy with mechanical manipulation (vacuum and massage) to produce tighter, smoother-looking skin. The system is FDA cleared for marketing in the United States and CE marked for sale in the European Union. The device is also marketed outside the United States for circumferential reduction.

Hair Removal. In a typical laser or pulsed light hair removal treatment the practitioner selects appropriate laser or pulsed light parameters based on the patient’s skin and hair types. If the system does not have integrated contact cooling in the handpiece, the practitioner often pre-cools the treatment area with cold air from the

Zimmer SmartCool system. Next, the practitioner applies the handpiece to the target area. If the handpiece has integrated contact cooling, the skin is pre-cooled upon contact with the handpiece. The handpiece delivers laser or pulsed light energy to the skin and it is selectively absorbed by the target melanin in the hair follicle, destroying the hair follicle without harming the surrounding skin. We commercialized our first laser system for hair removal in 1997 and our first intense pulsed light system for hair removal and removal of pigmented lesions in 2001. Since then, we have launched several workstations including multiple light sources for the treatment of hair removal and various other skin conditions. Today, these systems include the Elite MPX and Palomar Icon systems. In 2012, we introduced the Vectus diode laser system for dedicated, high-volume hair removal. The Elite MPX workstation and Vectus system are our flagship products for hair removal. The Elite MPX workstation features a built-in Zimmer SmartCool skin cooling system which is integrated into a single compact model saving office space and reducing treatment time. Our Elite MPX and Apogee Elite products include two energy sources in one laser system: an Alexandrite laser, which is best suited for patients with light skin types, and an Nd:YAG laser, which is best suited for hair removal for patients with medium and dark skin types or tanned skin. The practitioner can switch between these two energy sources simply by pushing a button on the system console. Our Elite MPX allows the practitioner to blend the two energy sources for a customized treatment protocol. The Palomar Icon system provides multiple intense pulsed light handpieces for hair removal with integrated contact cooling, including the MaxR™ handpiece with large spot size and MaxRs™ handpiece with small spot size for use on all skin types and the MaxYs™ handpiece for hair removal on lighter skin types and removal of pigmented lesions. The Vectus laser features the largest spot size and most uniform beam profile available today and integrated contact cooling allowing providers to provide high-volume hair removal on a wide range of skin and hair types. The Apogee 5500 and Acclaim 7000 systems can also be used for hair removal.

Treatment of Tattoos. In 2012, we received FDA clearance to market our PicoSure system, a picosecond laser technology platform, in the United States for removal of tattoos and benign pigmented lesions. We commenced commercialization of the PicoSure system in early 2013. Picosecond lasers deliver pulses that are measured in trillionths of a second in contrast with nanosecond technology, such as our MedLite and RevLite products, which deliver pulses in billionths of a second. The ultra-short pulses of the PicoSure laser provide both photothermal and photomechanical action. In clinical studies that we have conducted, the shorter pulse duration of the picosecond laser achieved increased efficiency in removing tattoo pigment, which we believe results in fewer treatments and better overall treatment outcomes than current laser technology. In October 2013, we launched the PicoSure FOCUS Lens Array for use with the PicoSure system to microscopically concentrate the PicoSure laser pulse to a precise depth and expose less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. The MedLite and RevLite systems provide frequency-doubled q-switched Nd:YAG laser energy for tattoo removal and can be used with the MultiLite Dye handpieces to provide 585 nm (yellow) and 650 nm (red) laser energy for full-color tattoo removal. The Accolade system provides high-powered, q-switched Alexandrite laser energy for the removal of tattoos.

Anti-Aging. We believe the marketplace has moved to a less invasive approach for treating the indications of aging, including the treatment of wrinkles, pigmentation, redness and overall skin rejuvenation. Anti-aging treatments were historically performed by physicians who could only target one condition and one skin layer during each treatment. Previously, patients often faced longer, more painful procedures that penetrated deep into the dermal layers and could potentially damage healthy skin. Our Palomar Icon, Affirm, SmartSkin, Elite, MedLite and RevLite systems provide a non-ablative and micro-ablative treatment approach for wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation.

Treatment of Benign Pigmented Lesions. Given that the pigment associated with pigmented lesions is generally located close to the skin surface, practitioners generally do not pre-cool the target area. To treat pigmented lesions, the practitioners apply laser or intense pulsed light energy to the treatment area to damage or destroy the lesion. The lesion will then form a scab that sloughs off over time to reveal clearer skin beneath. Our PicoSure system delivers picosecond pulses of Alexandrite laser energy to remove benign pigmented lesions using both photothermal and photomechanical action. The PicoSure system may be used with the PicoSure FOCUS Lens Array to microscopically concentrate the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to low background fluence. Our MedLite and RevLite laser systems provide frequency-doubled Q-Switched Nd:YAG laser energy for removal of pigmented lesions. The MedLite provides a true flat-top beam profile for consistent results. The Palomar Icon system provides the LuxYs and LuxG pulsed light handpieces for the removal of pigmented lesions and the 1540 fractional laser for the removal of melasma. The broadband light of the LuxYs handpiece is optimally filtered to treat darker pigmented lesions. The Elite and Apogee systems provide 755 nm Alexandrite laser energy for the treatment of pigmented lesions while the Accolade system provides q-switched Alexandrite laser energy for the treatment of pigmented lesions. The Affirm system provides dual wavelengths of 1320 nm and 1440 nm for the treatment of pigmented lesions.

Treatment of Vascular Lesions. To treat vascular lesions, the practitioner generally first pre-cools the target area, with the system handpiece or an external cooling system, and then uses the system handpiece to deliver laser or intense pulsed light energy to the treatment area to damage or destroy the blood vessels. One or more treatments may be required depending upon the type of lesion. Our flagship Palomar Icon system provides the MaxG™ intense pulsed light handpiece with Dynamic Spectrum Shifting™ and dual-band filters for more uniform heating across the entire diameter of larger vessels. For leg veins, the Palomar Icon system provides the Lux 1064+™ laser handpiece. The Acclaim and Elite family of systems also provide 1064 nm laser energy for treatment of vascular lesions, both facial and leg veins.

Our Cynergy system is also used for the treatment of vascular lesions. The Cynergy system combines a pulse dye laser, which is best suited for treating shallow vascular lesions, such as port wine birthmarks, facial veins and rosacea, and an Nd:YAG laser, which is best suited for treating large or deep veins, such as leg veins. The practitioner can switch between these two energy sources simply by pressing a button on the system console. The Cynergy system also includes our patented MultiPlex technology that enables the energy from the two lasers to be blended during delivery by quickly following a pulse of energy from the pulse dye laser with a pulse of energy from the Nd:YAG laser. In addition to the Cynergy system, certain of our other systems can be used for the treatment of vascular lesions.

Treatment of Scars. Our Palomar Icon, MedLite, RevLite and SmartSkin systems use short pulses of micro-fine laser light to reach deeply into the skin’s sub-layers, treating the support structure. The body’s natural healing process sweeps away older, damaged tissue and rebuilds it with fresh, new collagen and elastin to remove or reduce the appearance of the scar.

Axillary Gland Ablation. Historically, topical antiperspirants or oral medications have been recommended as the best treatment available. Our PrecisionTx technology provides minimally invasive laser ablation of the axillary glands (glands in the armpit area).

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

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in France, Spain, the United Kingdom, Germany, Australia, Korea, China, Japan and Mexico and through independent distributors in approximately 120 other countries.

We conduct our own international sales and service operations through wholly-owned subsidiaries in France, Spain, the United Kingdom, Germany, Australia, the Netherlands, Korea, China, Japan, and Mexico. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. We have written distribution agreements with most of our third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

See Note 7 to our consolidated financial statements included in this Annual Report for revenues by geographic region.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 31 field service engineers. Outside of North America, we employ 42 field service engineers.

In connection with direct sales of our aesthetic treatment systems, we arrange for the installation of the system and initial product training. The installation is conducted by our field service engineers. The costs of installation and initial training for North American purchasers are all included in the purchase price of our systems. We also offer for an additional charge a more comprehensive package of services from pre-qualified third party consultants. Our training and additional services are particularly appealing to the non-traditional physician customer and aesthetic spa segments of the market, which have less familiarity with the business aspects of laser and light-based aesthetic treatments than dermatologists and cosmetic surgeons.

Within North America, we strive to respond to all service calls within 24 hours to minimize disruption of our customers’ businesses. We have designed our products in a modular fashion to enable quick and efficient service and support. Specifically, we build these products with several separate components that can easily be removed and replaced when the product is being serviced. We provide initial warranties on our products to cover parts and service, and we offer extended warranty packages that vary by type of product and level of service desired. Our base warranty typically covers parts and service for one year. We offer extended warranty arrangements through service plans. We believe that we have a significant opportunity to increase our recurring customer revenues by increasing the percentage of our customers that enter into service contracts for our systems.

Research and Development

Our research and development team consists of 82 employees, including six physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to innovate and develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991. From time to time, we may enter into collaborative research and development agreements to enhance our technology and develop new products.

Our research and development expenses were approximately $17.5 million in 2013, $13.0 million in 2012 and, $10.1 million in 2011. We expect our research and development expenditures to increase in absolute dollars in 2014, but decrease as a percentage of revenue.

Manufacturing and Raw Materials

We manufacture most of our products. We also sell and market the PinPointe FootLaser system under our distribution agreement with NuvoLase, Inc. We manufacture our products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software.

We design our products so that they are built in a modular fashion. This approach enables us to manufacture and service our products more efficiently. We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Accolade, Cynergy, Elite MPX and PicoSure product families, as well as complete manufacturing and test of our Elite family and SmoothShapes XV products. We are in the process of transferring the manufacturing and test of the Palomar Icon and Vectus systems previously manufactured by Palomar to these same third party manufacturers. We expect this transfer to be complete by the end of 2014.

We depend on El.En. for the SmartLipo MPX system and the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex and Cellulaze systems and PrecisionTx technology. We use Alexandrite rods in the lasers for our Elite and PicoSure systems. We depend exclusively on Northrop Grumman SYNOPTICS to supply the Alexandrite rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite and MedLite C6 systems, for which we depend exclusively on Channel Islands Opto-Mechanical Engineering and JDS Uniphase Corporation, respectively. We offer our SmartCool cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. We use diode laser bars from Coherent to manufacture our Vectus Laser. Although alternative suppliers exist for the diode laser bars, they could take months to qualify and implement.

We do not have long-term contracts with our third party manufacturers or sole source suppliers. We generally purchase components and subassemblies as well as our other supplies on a purchase order basis. If for any reason, our third party manufacturers or sole source suppliers are not willing or able to provide us with components, subassemblies or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired. To date, we have been able to obtain adequate outsourced manufacturing services and supplies of components from our third party manufacturers and suppliers in a timely manner. We believe that over time alternative component and subassembly manufacturers and suppliers can be identified if our current third party manufacturers and suppliers fail to fulfill our requirements.

El.En. Commercial Relationship

Pursuant to our distribution agreement with El.En., we purchase from El.En. its SmartLipo MPX system and its proprietary SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems and PrecisionTx technology, which also incorporate our proprietary software and delivery systems. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX system and our products containing the SLT II laser system. The price at which we purchase the SLT II laser system from El.En. is specified in the agreement; however, it may be changed by El.En. at its discretion upon 30 days’ notice. El.En. is required to provide us with training for the products we distribute under this agreement, as well as marketing and other sales support for such products as we and El.En. may agree. We are required to use commercially reasonable efforts to sell and promote our systems containing the SLT II laser system, and we are responsible for obtaining and maintaining regulatory approvals for systems containing the SLT II laser system.

The distribution agreement has an initial term that expires in October 2019, and will automatically renew for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate the agreement at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate the agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.

Patents, Proprietary Technology and Trademarks

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on a trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology.

As of December 31, 2013, we were the sole owner of over 60 United States patents, as well as many United States pending applications and foreign patents and pending applications. We are also joint owners with El.En. of certain patents and pending applications. We are also licensed non-exclusively to certain patents owned by third parties and we have granted exclusive and non-exclusive licenses to third parties to certain of our patents, pending applications and know how.

Our Palomar subsidiary is presently the exclusive licensee of certain hair removal patents owned by Massachusetts General Hospital or MGH. Palomar has granted royalty bearing, non-exclusive sublicenses to those patents to third parties, including to us in 2006. We pay a royalty to MGH for sales of our hair removal products. Palomar is also the non-exclusive licensee of several other United States patents as well as corresponding foreign patents and pending applications owned by MGH, and Palomar is the joint owner with MGH and, in some cases, the exclusive licensee, of other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. Palomar has also granted non-exclusive rights to other parties to other patents and received non-exclusive licenses to patents owned by other parties.

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

We seek to limit disclosure of our intellectual property by requiring employees, consultants and any third party with access to our proprietary information to execute confidentiality agreements with us and often agreements that include assignment of rights provisions to us. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our intellectual property may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Due to rapid changes in technology, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are as important as the various legal protections of our technology to establishing and maintaining a leadership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our proprietary rights could have a material adverse effect on our business, operating results, and financial condition.

We use registered and common law trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the SmartLipo® mark in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Our management believes that none of our current products infringe upon valid claims of patents owned by third parties of which we are aware. However, there have been claims made against us and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (For more information about our patent litigation, see “Item 3. Legal Proceedings” included in this annual report on Form 10-K.)

Competition

Our industry is subject to intense competition. Our products compete against laser and other energy-based products offered by public companies, such as Cutera, Solta Medical (acquired in January 2014 by Valeant Pharmaceuticals, Inc.), Syneron Medical and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

510(k) Clearance

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, or premarket approval or a device that otherwise has been classified or reclassified into class I or II. The FDA’s 510(K) clearance process often takes from 3 to 12 months. The FDA may require us to withdraw an application if they cannot make a determination that the device is substantially equivalent according to the regulations. In such situations, we may re-submit the 510(K) application with additional data for reconsideration or we may determine not to commercialize the device or the new indication for use.

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

Product Modifications

After a device receives 510(k) clearance, a modification that could affect its safety or effectiveness, or that would constitute a change in its intended use, will likely require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have modified aspects of various products since receiving regulatory clearance and believe that new 510(k) clearances are not required for these modifications. The FDA’s position on when a device modification triggers the need to submit a new 510(k) has been evolving in recent years, and it is therefore difficult to predict whether the FDA will disagree with us. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us, among other things, to cease marketing and distributing the modified device, and to recall any sold devices, until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

While we believe that a majority of our devices present only “non-significant” risks and, therefore, do not require IDE submission to the FDA, we have sought IDE approvals for certain study protocols in the past. Future clinical trials of our products may also require that we submit and obtain approval of an IDE from the FDA prior to commencing clinical trials. The FDA, and the institutional review board at each institution at which a clinical trial is being performed, may suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union or the European Free Trade Association is required in order for a manufacturer to distribute the product commercially throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the quality management system and compliance with the requirements of the Medical Device Directive permits our Notified Body to issue the CE mark for our products. In 2003, we received our certification for ISO 13485, which replaced our EN 46001 certification.

Employees

As of December 31, 2013, we had 576 employees, including 185 employees in sales and marketing functions, 82 employees in research, development and engineering functions, 238 employees in manufacturing and service functions and 71 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

Risks Related to Our Business and Industry

We have a history of net losses.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012 and the first quarter of 2013 and returned to profitability in the fourth quarter of 2013, we incurred a net loss in the second and third quarters of 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. However, demand has increased from 2010 through 2013. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Solta Medical (acquired in January 2014 by Valeant Pharmaceuticals International, Inc.), Syneron Medical, and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers (acquired in May 2013 by Shanghai Fosun Pharmaceutical (Group) Ltd.). Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities that are larger and more established than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

For example, in conjunction with Unilever, we developed a laser treatment system for the home-use market. This system has been cleared by the FDA for marketing in the United States for the treatment of wrinkles. Unilever holds exclusive rights to sell this product, and Unilever has advised us that it expects to launch this product commercially in the first half of 2014. However, because competitors have already introduced home-use laser systems to the market, this home-use system may not gain anticipated levels of market acceptance. If these products or others that we introduce do not gain market acceptance, our business would suffer.

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

We market our aesthetic treatment systems to physicians and other practitioners. In addition, through our development agreement with Unilever, we plan to begin to address the home-use aesthetic laser market in 2014. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 48%, 49% and 56% of our product revenues from sales outside North America for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 51% of our revenues outside of North America for the year ended December 31, 2013, and 50% of our revenues outside of North America for the year ended December 31, 2012, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle and risks associated with new technology. For example, our PicoSure laser system, which we launched in the first quarter of 2013, was in development for several years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

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

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2012 through December 31, 2013, our Class A common stock has traded as high as $30.20 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

Portions of our revenues consist of royalties from sub-licensing patents, including patents licensed to us on an exclusive basis by MGH. These patents expire in the United States on February 1, 2015. If we are unable to collect our licensing royalties, our revenues will decline. In addition, though we receive royalty revenues on other patents, our revenues will decline following expiration of the MGH patents as we will no longer receive any royalties from such patents.

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

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on El.En. for the SmartLipo MPX system and the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze systems and PrecisionTx. We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:YAG rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:YAG rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite / MedLite C6 product lines, for which we depend exclusively on Channel Islands Opto-Mechanical Engineering and JDS Uniphase Corporation, respectively. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, SmoothShapes XV and Accolade product families. We use diode laser subassemblies from IPG Photonics to manufacture our Aspire® body sculpting system with SlimLipo handpiece, and we use diode laser bars from Coherent to manufacture our Vectus Laser. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

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

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan, Australia and Mexico, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which we expect to be launched in the United States in the first half of 2014, will be sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25%, 25%, and 25% of our product revenue in 2013, 2012 and 2011, respectively.

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Under our exclusive distribution agreement with El.En., we purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. El.En. markets, sells, promotes and licenses other products that compete with our products, both in North America and elsewhere throughout the world, and our agreement with El.En. does not prevent El.En. from competing with us by selling products that we purchased in the past from El.En., including earlier generation SmartLipo systems. In the event that this agreement terminates, El.En. would be able to compete with us worldwide with the SmartLipo MPX system and with products containing the SLT II laser system. Our business could be materially and adversely affected by increased competition from El.En.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in our industry. In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including reexamination proceedings, inter partes or post-grant review or interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Risks Related to Government Regulation

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed.

Our products are classified as medical devices and are subject to extensive regulation by the FDA and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process often takes from three to 12 months. The FDA may require us to withdraw an application if they cannot make a determination that the device is substantially equivalent according to the regulations. In such situations, we may re-submit the 510(K) application with additional data for reconsideration or we may determine not to commercialize the device or the new indication for use. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained.

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

In 2012, the SEC adopted a final rule that requires public companies to make disclosures about the use of certain “conflict minerals” in the products that they manufacture. The rule requires annual disclosures by public companies for which conflict minerals (regardless of the place of origin of such minerals) are necessary to the functionality or production of products that they manufacture. Such companies must conduct inquiries into the country of origin of their necessary conflict minerals and disclose the results of such inquiries. If, based on its country of origin, a company determines that its conflict minerals originated in the Democratic Republic of Congo, or adjacent nations, and did not come from recycled or scrap sources, or has reason to believe that such conflict minerals may have originated in the covered countries and may not have come from recycled or scrap sources, then it must (i) exercise due diligence on the source and chain of custody of such conflict minerals and (ii) prepare an independently audited Conflict Minerals Report that, among other things, describes its due diligence efforts and identifies products containing conflict minerals that directly or indirectly finance or benefit designated armed groups perpetrating serious human rights abuses in the covered countries. The rules include an exception from the audit requirement for two years where the company is unable to determine if the minerals are “DRC conflict free.” All companies providing disclosures under the final rule must do so on a new Form SD, to be filed annually with the SEC on or before May 31 of each year. Information on Form SD will cover a company’s conflict minerals disclosure for the prior calendar year, regardless of the company’s fiscal year end. The first Form SDs will be due on or before May 31, 2014 and will cover conflict minerals disclosures for calendar year 2013. Because certain materials used in the manufacturing of our products are considered conflict minerals, we anticipate that we will file a Form SD before May 31, 2014 for conflict minerals disclosures for calendar year 2013. We believe our efforts to comply with these requirements will be costly and time consuming.

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

Complying with international regulatory requirements can be an expensive and time consuming process, and approval is not certain. The time required to obtain foreign clearances or approvals may be longer than that required for FDA clearance or approval, and requirements for such clearances or approvals may differ significantly from FDA requirements. Foreign regulatory authorities may not clear or approve our products for the same indications cleared or approved by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA clearance or approval in addition to other risks. Although we or our distributors have obtained regulatory approvals in the European Union and other countries outside the United States for many of our products, we or our distributors may be unable to maintain regulatory qualifications, clearances or approvals in these countries or obtain qualifications, clearances or approvals in other countries. For example, we are in the process of seeking regulatory approvals from the Japanese Ministry of Health, Labour and Welfare for the direct sale of certain of our products into that country. If we are not successful in doing so, our business will be harmed. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory clearances, approvals or qualifications. Foreign regulatory agencies, as well as the FDA, periodically inspect manufacturing facilities both in the United States and abroad. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if we fail to receive those qualifications, clearances or approvals, or if we fail to comply with other foreign regulatory requirements, we and our distributors may be unable to market our products or enhancements in international markets effectively, or at all. Additionally, the imposition of new requirements may significantly affect our business and our products. We may not be able to adjust to such new requirements.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff has appealed this decision and oral argument on the appeal was heard in October 2013 before the Commonwealth of Massachusetts Appeals Court. A ruling has not yet been issued. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013 that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. On August 14, 2013, plaintiff filed its motion with the court, although the deadline had been April 26, 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. On February 6, 2014, the court denied plaintiff’s motion and denied our request for sanctions.

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

If we terminate employment for improper reasons or fail to provide an appropriate work environment or it is alleged that we did so, we may become subject to substantial and costly litigation by our former and current employees. We are routinely involved in claims related to improper termination and other claims. Such claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not apply or may not be sufficient to cover these claims, and the coverage we have is subject to deductibles for which we are responsible. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any employment related claims brought against us, with or without merit, could increase our employment law insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

Risks Related to Our Acquisition of Palomar

We may be unable to realize the anticipated benefits of our acquisition of Palomar.

Following our acquisition of Palomar, the combined company has required and continues to require the devotion of significant management attention and resources to integrating the two companies. Achieving the anticipated benefits of the acquisition continues to depend, in part, on the integration of operations, personnel and technology of Palomar into our company. Even if we are able to fully integrate Palomar’s business operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

We have incurred direct transaction costs of approximately $35.0 million in connection with the acquisition, including approximately $24.2 million in “golden parachute” compensation (also known as change of control payments). While we have assumed that a certain level of expenses would be incurred from the integration of the two companies, there are a number of factors beyond our control that could affect the total amount or the timing of all the expected integration expenses. These expenses could exceed the savings that we expect to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies. In addition, the combined company may incur additional material charges in subsequent fiscal quarters to reflect additional costs in connection with the acquisition.

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

Shares of our Class A common stock that were issued to stockholders of Palomar in the merger are freely tradable by such stockholders without restrictions or further registration under the Securities Act.

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

We will incur approximately $52.3 million of incremental amortization expense relating to the acquisition of Palomar. The incremental amortization expense is based on the preliminary estimate of the fair value of the developed technology and patents, customer relationships and trade names acquired in the merger. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the market price of our Class A common stock.

Stockholder class-action lawsuits have been brought against Palomar, its directors and us in connection with the merger. These lawsuits could be expensive and time consuming and cause Palomar’s former directors and us to pay substantial damages and incur additional costs and expenses.

Following the announcement of the merger on March 18, 2013, six putative stockholder class action complaints were filed against Palomar, its directors and us. The complaints allege that the Palomar board of directors breached their fiduciary duties to the Palomar stockholders in connection with the approval of the merger and that we and, in five of the six lawsuits, Commander Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of Cynosure, aided and abetted the alleged breach of fiduciary duties. The complaints allege that the Palomar board of directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and to obtain the best financial and other terms, and that the registration statement we filed is materially deficient. In all six lawsuits, we have entered into memorandums of understanding that contemplate the parties entering into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law) and the Delaware actions will be dismissed with prejudice. As part of the settlement, the Massachusetts plaintiffs will also dismiss their actions with prejudice. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by us, which we may oppose. We will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court of

Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Delaware Memorandum of Understanding and the Massachusetts Memorandum of Understanding may be terminated, and we will continue to vigorously defend these lawsuits. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. If one or more of the lawsuits is successful, it could result in substantial damages to Palomar’s former directors and us and cause us to incur additional costs and expenses in connection with the merger.

Risks Related to Future Acquisitions

Any delay in the completion of the integration of future acquired businesses, products or technologies, including employees, into Cynosure following an acquisition may significantly reduce the benefits expected to be obtained from the acquisition or could adversely affect the market price of our Class A common stock or our future business and financial results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a 144,500 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in May 2027. We lease a 19,300 square foot facility in Freemont, California which houses a manufacturing and engineering facility. The lease on this facility expires in September 2014. In addition, we lease an aggregate of approximately 51,000 square feet of space at eleven other locations in Europe and the Asia/Pacific region that we use for sales and service purposes.

Item 3.	Legal Proceedings

Telephone Consumer Protection Act Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision, and oral argument on the appeal was held in October 2013 before the Commonwealth of Massachusetts Appeals Court. On March 13, 2014, the appeals court affirmed the lower court’s ruling. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. On August 14, 2013, plaintiff filed its motion with the court, although the deadline had been April 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. On February 6, 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013.

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

Tria Beauty, Inc., First Massachusetts Litigation

On June 24, 2009, Palomar commenced an action for patent infringement against Tria Beauty, Inc. (“Tria”) (previously named Spectragenics, Inc.), in the U.S. District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 5,735,844, which is exclusively licensed to

Palomar by MGH. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. Palomar filed a reply denying the material allegations of the counterclaims. On September 21, 2009, following successful re-examination of U.S. Patent No. 5,595,568 (the “‘568 patent”) Palomar filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to Palomar by MGH. Palomar’s motion also included adding MGH as a plaintiff in the lawsuit. A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and Palomar received what they consider to be a favorable ruling on October 13, 2010. On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct. On April 12, 2013, Tria filed a motion for summary judgment of non-infringement. On May 17, 2013, Palomar filed a response to Tria’s motion for summary judgment, and on June 14, 2013, Tria filed its reply to Palomar’s response. A hearing on this motion was held on September 25, 2013. A ruling was not issued. On December 13, 2013, Cynosure, Palomar and MGH entered into a comprehensive settlement agreement with Tria which ended the patent disputes between the companies, including this patent dispute. This settlement agreement includes two Non-exclusive Patent License Agreements by Cynosure and Palomar with Tria. The first agreement grants Tria a non-exclusive, worldwide license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for consumer hair removal products. As part of the agreement, Tria will pay Cynosure $8.5 million. The first payment of $3.4 million was made on December 19, 2013. The second payment of $5.1 million is to be made on the earlier of September 15, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure has received a royalty-free license to certain Tria patents outside the consumer field. The second agreement grants Tria a non-exclusive, royalty bearing, worldwide license to the claims of certain Palomar patents, including but not limited to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796, for consumer hair removal products. These patent claims cover the hair removal products that were the subject of the second lawsuit between Palomar and Tria. As part of the agreement, Tria will pay Cynosure $1.5 million covering sales made prior to October 1, 2013. The first payment of $600,000 was made on December 19, 2013. The second payment of $900,000 is to be made on the earlier of December 20, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure will receive a 3% royalty on U.S. sales made after October 1, 2013 through September 30, 2021 with respect to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796 or through the expiration of any other licensed Palomar patent if such expiration is after September 30, 2021, unless the second agreement is terminated earlier. Cynosure shall pay MGH approximately $1.8M of the Tria settlement payments.

Tria Beauty, Inc., Second Massachusetts Litigation

On May 22, 2012, Palomar commenced an action for patent infringement against Tria in the U.S. District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 8,182,473 (the “‘473 patent”). On July 16, 2012, Tria answered the complaint denying that its products infringe valid claims of the ‘473 patent and filing counterclaims seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. Tria’s answer further included purported counterclaims of violation of Massachusetts General Laws Chapter 93A and abuse of process, seeking damages “in excess of $75,000, exclusive of interest and costs.” Palomar has filed a response to Tria’s answer denying and asserting defenses to Tria’s purported counterclaims. On December 20, 2012, Palomar filed a second amended complaint which further alleges that the Tria System infringes U.S. Patent Nos. 8,328,794 and 8,328,796. On January 13, 2013, Tria answered the second amended complaint denying that its products infringe valid claims of the asserted patents and filing counterclaims seeking a declaratory judgment that the asserted patents are not infringed, are invalid and not enforceable. On February 14, 2013, Palomar filed a response to Tria’s answer denying and asserting defenses to Tria’s purported counterclaims. On December 13, 2013, Cynosure, Palomar and MGH entered into a comprehensive settlement agreement with Tria which ended the patent disputes between the companies, including this patent dispute. This settlement agreement includes two Non-exclusive Patent License Agreements by Cynosure and Palomar with Tria. The first agreement grants Tria a non-exclusive, worldwide license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for consumer hair removal products. As part of the agreement, Tria will pay Cynosure $8.5 million. The first payment of $3.4 million was made on December 19, 2013. The second payment of $5.1 million is to be made on the earlier of September 15, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure has received a royalty-free license to certain Tria patents outside the consumer field. The second agreement grants Tria a non-exclusive, royalty bearing, worldwide license to the claims of certain Palomar patents, including but not limited to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796, for consumer hair removal products. These patent claims cover the hair removal products that were the subject of the second lawsuit between Palomar and Tria. As part of the agreement, Tria will pay Cynosure $1.5 million covering sales made prior to October 1, 2013. The first payment of $600,000 was made on December 19, 2013. The second payment of $900,000 is to be made on the earlier of December 20, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure will receive a 3% royalty on U.S. sales made after October 1, 2013 through September 30, 2021 with respect to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796 or through the expiration of any other licensed Palomar patent if such expiration is after September 30, 2021, unless the second agreement is terminated earlier. Cynosure shall pay MGH approximately $1.8M of the Tria settlement payments.

Asclepion Laser Technologies GmbH, Italian Litigation

In October 2010, Palomar was served with an International Summons for a lawsuit filed in September 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy. In this suit, Asclepion asks the Italian court to declare that Asclepion’s MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844. We filed a request with the Italian Supreme Court challenging the international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents. A hearing was held in May 2013, and in a development contrary to settled Italian case law, the Italian Supreme Court ruled that the Italian courts have jurisdiction over the Italian as well as the German portions of the European patent. Asclepion has resumed its case before the Court of Rome. We are reviewing our options.

Asclepion Laser Technologies GmbH, German Litigation

In October 2010, prior to being served the International Summons for the above described lawsuit in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation), Palomar commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief. The complaint alleged that Asclepion’s MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844. This proceeding was stayed by mutual agreement of the parties in January 2011 pending the outcome of Asclepion Laser Technologies GmbH, Italian Litigation and a final decision in opposition proceedings rendered by the European Patent Office, in which Asclepion filed an intervention in December 2010.

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

	High	Low
Fiscal Year Ended December 31, 2012
First quarter	$19.50	$11.64
Second quarter	$23.00	$17.53
Third quarter	$28.00	$20.59
Fourth quarter	$27.64	$21.14

Fiscal Year Ended December 31, 2013
First quarter	$30.20	$23.87
Second quarter	$27.90	$23.01
Third quarter	$29.35	$21.59
Fourth quarter	$26.86	$21.09

On March 10, 2014, the closing price per share of our Class A common stock was $31.22, as reported on The Nasdaq Global Market. The number of record holders of our Class A common stock as of March 10, 2014 was 333.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $25 million in common stock or expiration of the program on November 1, 2015. During the year ended December 31, 2013, we repurchased 653,301 shares of our common stock at an aggregate cost of $15.4 million and at a weighted average price of $23.54 per share under this program. As of December 31, 2013, we have repurchased an aggregate of 886,407 shares under this program and previous programs at an aggregate cost of $17.6 million.

The following table provides information relating to our repurchases of shares of our common stock during the quarter ended December 31, 2013.

	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2013 to October 31, 2013	—	—	—	—
November 1, 2013 to November 30, 2013	584,174	$23.48	584,174	$11,281
December 1, 2013 to December 31, 2013	69,127	$23.98	69,127	$9,623

Total:	653,301		653,301

We have never paid or declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

At December 31, 2013, our total cash, cash equivalents and short and long-term marketable securities balance was $129.1 million. We did not sell any unregistered securities during the period covered by this Annual Report filed on Form 10-K.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2008 (the last trading day for the year ended December 31, 2008) in our Class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies, Manufacturers and Distributors Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

Name	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
NASDAQ Medical Dev/Ins/Sup Manufacturers & Distributors Index	$100.00	$145.84	$155.52	$178.67	$198.91	$233.09
NASDAQ U.S. Index	100.00	143.74	170.23	171.13	202.46	281.91
Cynosure, Inc.	100.00	125.85	112.05	128.81	264.07	291.79

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$226,010	$153,493	$110,602	$81,775	$72,825

Cost of revenues	95,730	64,567	48,294	35,388	32,808

Gross profit	130,280	88,926	62,308	46,387	40,017
Operating expenses:
Sales and marketing	64,347	47,543	39,142	32,818	39,098
Research and development	17,473	12,972	10,079	7,300	6,679
Amortization of intangible assets acquired	2,114	1,368	854	—	—
General and administrative	52,173	14,910	14,255	11,312	14,556

Total operating expenses	136,107	76,793	64,330	51,430	60,333

(Loss) income from operations	(5,827)	12,133	(2,022)	(5,043)	(20,316)
Interest (expense) income, net	(23)	60	126	163	523
Other income (expense), net	313	532	(202)	(224)	694

(Loss) income before (benefit) provision for income taxes	(5,537)	12,725	(2,098)	(5,104)	(19,099)
(Benefit) provision for income taxes	(3,890)	1,764	807	442	3,659

Net (loss) income	$(1,647)	$10,961	$(2,905)	$(5,546)	$(22,758)

Basic net (loss) income per share	$(0.09)	$0.83	$(0.23)	$(0.44)	$(1.79)

Diluted net (loss) income per share	$(0.09)	$0.79	$(0.23)	$(0.44)	$(1.79)

Basic weighted average common shares outstanding	19,325	13,189	12,585	12,666	12,709

Diluted weighted average common shares outstanding	19,325	13,792	12,585	12,666	12,709

	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments and related financial instruments	$129,092	$146,745	$73,668	$96,826	$91,967
Working capital	165,595	149,398	82,638	99,687	106,908
Total assets	414,494	234,569	151,580	141,812	145,201
Capital lease obligation, net of current portion	14,957	432	494	40	171
Retained earnings (accumulated deficit)	8,636	10,283	(678)	2,227	7,773
Total stockholders’ equity	328,352	197,507	119,627	120,300	123,830

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus and ablate sweat glands. We also have developed in conjunction with our development agreement with Unilever a laser treatment system for the home use market.

We were incorporated in July 1991. In 2005, we completed our initial public offering of our Class A common stock. In November 2012, we completed a public offering pursuant to which we issued and sold 2,840,000 shares of our Class A common stock.

Our product portfolio is composed of a broad range of energy sources including Alexandrite, diode, Nd:YAG, picosecond, pulse dye, and Q-switched lasers and intense pulsed light. We believe that we are one of only a few companies that currently offer aesthetic treatment systems utilizing Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our products are designed to be easily upgradeable to add additional energy sources and handpieces, which provide our customers with technological flexibility as they expand their practices.

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

•	the Palomar Icon Aesthetic System provides a comprehensive suite of the most popular treatments from hair removal to wrinkle reduction to scar and stretch mark treatment;

•	the StarLux laser and pulsed light system for hair removal, skin resurfacing and skin rejuvenation; and

•	the Vectus diode laser for high volume hair removal.

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

In March 2013, we commenced commercialization of our PicoSure® system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. FDA clearance to market the PicoSure laser was received in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. In July 2013, we received marketing authorization for our PicoSure system in Canada. In November 2013, we received marketing authorization for our PicoSure system in Australia. In January 2014, we received marketing authorization for our PicoSure system in Korea and Taiwan.

In 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we have developed in partnership with Unilever. In January 2014, we received a second FDA clearance. Unilever has advised us that it expects to launch the product commercially in the first half of 2014.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the year ended December 31, 2013, we derived approximately 83% of our revenues from sales of our products and 17% of our revenues from parts, accessories, service and royalty revenues. During the year ended December 31, 2012, we derived approximately 84% of our revenues from the sale of products and 16% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we recognize royalty revenues in the quarter reported to us by our licensees, or one quarter following the quarter in which sales by our licensees occurred. Royalty revenues also include amounts due from settlements with licensees for back-owed royalties from prior periods. These settlement amounts are considered revenue, when collectability is reasonably assured, because they constitute our ongoing major or central operations.

In December 2013, we completed a comprehensive settlement agreement with Tria which ended the patent infringement litigation between Tria and Palomar. Under the agreement, we are entitled to receive $10.0 million plus future royalty payments. We will pay approximately $2.0 million of this revenue to MGH under an exclusive license agreement between Palomar and MGH, which will be recorded as cost of revenues within our consolidated statement of operations. We recognized $4.0 million of this revenue in the year ended December 31, 2013, which is recorded as royalty revenues within our consolidated statement of operations. We recognized $1.0 million in cost of revenues in the year ended December 31, 2013 for legal and license fees related to this settlement.

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Australia Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the year ended December 31, 2013 and 2012, we derived 48% and 51% of our total revenues, respectively, from sales outside North America. As of December 31, 2013, including expansion from the acquisition of Palomar, we had 78 sales employees covering North America and 63 sales employees in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Australia. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the years ended December 31, 2013, 2012 and 2011:

	Percentage of Revenues
	Year Ended December 31,
	2013	2012	2011
Region
North America	52%	49%	44%
Europe	17	19	25
Asia/Pacific	23	26	25
Other	8	6	6

Total	100%	100%	100%

See Note 7 to our consolidated financial statements included in this Annual Report for revenues and asset data by geographic region.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes royalties incurred on certain products sold by us and our licensees, costs incurred in connection with our efforts to litigate or settle additional third party license agreements, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars but remain consistent as a percentage of revenues in 2014.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred. We expect our research and development expenditures to increase in absolute dollars but decrease as a percentage of revenues in 2014, due to increased revenue as a result of the Palomar acquisition.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executives, accounting and administrative personnel, acquisition related expenses, professional fees and other general corporate expenses. We expect our general and administrative expenses to decrease in absolute dollars and decrease as a percentage of revenues in 2014, due to a reduction in acquisition-related costs.

Interest (Expense) Income, net

Interest (expense) income consists primarily of interest charges on capital lease obligations, and interest earned on our short and long-term marketable securities consisting of state and municipal bonds, U.S. government agencies and treasuries, corporate obligations and commercial paper. We expect interest expense to increase in 2014 as a result of interest charges incurred on our U.S. operating facility, which we are accounting for as a capital lease.

Other Income, net

Other income, net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

(Benefit) Provision for Income Taxes

As of December 31, 2013, we have a partial valuation allowance on the net deferred tax assets in the United States as we have benefitted our U.S. deferred tax assets to the extent we have taxable income in a carryback year and existing taxable temporary differences. A full valuation allowance is maintained on the net deferred tax assets of our subsidiaries in Japan, Mexico, Australia as well as Palomar Spain and Palomar Germany.

Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results.

Results of Operations

Year Ended December 31, 2013 and 2012

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Change 2012 to 2013
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$188,271	83%	$128,513	84%	$59,758	46%
Parts, accessories, service and royalty revenues	37,739	17	24,980	16	12,759	51

Total revenues	226,010	100	153,493	100	72,517	47
Cost of revenues	95,730	42	64,567	42	31,163	48

Gross profit	130,280	58	88,926	58	41,354	47
Operating expenses:
Sales and marketing	64,347	28	47,543	31	16,804	35
Research and development	17,473	8	12,972	8	4,501	35
Amortization of intangible assets acquired	2,114	1	1,368	1	746	55
General and administrative	52,173	23	14,910	10	37,263	250

Total operating expenses	136,107	60	76,793	50	59,314	77

(Loss) income from operations	(5,827)	(2)	12,133	8	(17,960)	(148)
Interest (expense) income, net	(23)	—	60	—	(83)	(138)
Other income, net	313	—	532	—	(219)	(41)

(Loss) income before (benefit) provision for income taxes	(5,537)	(2)	12,725	8	(18,262)	(144)
(Benefit) provision for income taxes	(3,890)	(1)	1,764	1	(5,654)	(321)

Net (loss) income	$(1,647)	(1)%	$10,961	7%	$(12,608)	(115)%

Revenues

Total revenue for the year ended December 31, 2013 increased by $72.5 million, or 47%, to $226.0 million, as compared to the year ended December 31, 2012 revenues of $153.5 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2013	2012
Product sales in North America	$97,022	$64,910	$32,112	49%
Product sales outside North America	91,249	63,603	27,646	43
Parts, accessories, service and royalty sales	37,739	24,980	12,759	51

Total Revenues	$226,010	$153,493	$72,517	47%

The increase in revenue was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by approximately $32.1 million, or 49%, from the 2012 period, primarily due to an increase in average selling prices and number of units sold attributable to the introduction of additional products, including PicoSure, Vectus and Palomar Icon.

•

Revenues from the sales of products outside of North America increased by approximately $27.6 million, or 43%, from the 2012 period, primarily due to an increase in average selling prices and number of units sold attributable to the introduction of additional products, including PicoSure, Elite Plus, Vectus and Palomar Icon.

•

Revenues from the sale of parts, accessories, services and royalties increased by approximately $12.8 million, or 51%, from the 2012 period, primarily due to an increase in revenues generated from performing service on laser systems, including our newly acquired Palomar product lines. Royalty revenues, attributable to the Palomar business, contributed $5.4 million for the year ended December 31, 2013, which includes a $4.0 million settlement with Tria in the fourth quarter of 2013.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2013	2012
Cost of revenues (in thousands)	$95,730	$64,567	$31,163	48%
Cost of revenues (as a percentage of total revenues)	42%	42%

Total cost of revenues increased $31.2 million, or 48%, to $95.7 million in 2013, as compared to $64.6 million in 2012. The increase was primarily associated with the 47% increase in total revenues. Cost of revenues includes approximately $1.0 million in costs incurred in connection with the settlement of the patent infringement litigation against Tria, along with a purchase accounting charge of $2.4 million associated with the step up in fair value of finished goods inventory acquired through our acquisition of Palomar and sold during the period. Our total cost of revenues as a percentage of total revenues remained consistent at 42% for the years ended December 31, 2013 and 2012.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2013	2012
Sales and marketing (in thousands)	$64,347	$47,543	$16,804	35%
Sales and marketing (as a percentage of total revenues)	28%	31%

Sales and marketing expenses increased $16.8 million, or 35% for the year ended December 31, 2013, as compared with the year ended December 31, 2012. This increase was primarily due to sales and marketing expenses of $7.7 million attributable to the integration of the Palomar sales and marketing team for the year ended December 31, 2013. The increase also included commission expense of $3.8 million due to increased product revenues, personnel costs of $3.4 million due to an increase in the number of our sales employees, and $1.4 million due to increased workshops, trade shows and other promotional efforts. Sales and marketing expenses for the year ended December 31, 2013 decreased as a percentage of total revenues to 28%, due to increased revenue and continued operating leverage.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2013	2012
Research and development (in thousands)	$17,473	$12,972	$4,501	35%
Research and development (as a percentage of total revenues)	8%	8%

Research and development expenses increased $4.5 million, or 35% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. This increase was primarily due to research and development expenses of $3.6 million attributable to the integration of the Palomar research and development team for the year ended December 31, 2013, as well as an increase of $0.6 million in personnel and professional services costs associated with the development of new products.

Amortization of Intangible Assets Acquired

	Year Ended December 31,		$ Change	% Change
	2013	2012
Amortization of intangible assets acquired (in thousands)	$2,114	$1,368	$746	55%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $0.7 million, or 55%, for the year ended December 31, 2013, as compared with the year ended December 31, 2012. The increase resulted from an increase in amortization expense for the identifiable intangible assets from the Palomar acquisition for the year ended December 31, 2013.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2013	2012
General and administrative (in thousands)	$52,173	$14,910	$37,263	250%
General and administrative (as a percentage of total revenues)	23%	10%

General and administrative expenses increased $37.3 million, or 250%, for the year ended December 31, 2013, as compared with the year ended December 31, 2012. The increase is primarily due to $31.7 million in costs associated with the acquisition of Palomar during the year ended December 31, 2013, including $24.2 million in compensation expense in connection with change of control severance arrangements, $2.6 million in employee termination payments and $1.9 million in professional services fees. Excluding acquisition costs, general and administrative expenses increased due to increased headcount associated with our Palomar acquisition. We expect to incur approximately $1.5 million in general and administrative expenses related to the Palomar acquisition in the first half of 2014.

Interest (Expense) Income, net

	Year Ended December 31,		$ Change	% Change
	2013	2012
Interest (expense) income, net (in thousands)	$(23)	$60	$(83)	(138)%

The increase in interest (expense) income, net was primarily due to increased interest charges associated with the capital lease of our U.S. operating facility. In the fourth quarter of 2013, we amended our lease agreement in Westford, MA, extending the term and the rentable space. We are treating the buildings portion of the lease as a capital lease and incurring interest charges accordingly. We expect interest charges to approximate $1.5 million in 2014.

Other Income, net

	Year Ended December 31,		$ Change	% Change
	2013	2012
Other income, net (in thousands)	$313	$532	$(219)	(41)%

The decrease in other income, net was primarily a result of selling certain equipment under capital lease agreements during 2012, which generated income. Net foreign currency remeasurement gains remained consistent for the years ended December 31, 2013 and 2012.

(Benefit) Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2013	2012
(Benefit) Provision for income taxes (in thousands)	$(3,890)	$1,764	$(5,654)	(321)%
(Benefit) Provision as a percentage of (loss) income before (benefit) provision for income taxes	70%	14%

The (benefit) provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In 2013, we recorded an income tax benefit of $3.9 million, representing an effective tax rate of 70%. The increase in our effective tax rate and tax benefit is primarily attributable to a discrete benefit of $5.6 million for the release of a portion of the domestic valuation allowance due to taxable temporary differences as a result of the Palomar acquisition which are available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets. Excluding this item, the tax provision for the year ended December 31, 2013 would have been $1.7 million, which is primarily attributable to the tax provision on the earnings generated by our foreign and domestic operations. As of December 31, 2013, we have a partial valuation allowance on the net deferred tax assets in the United States as we have benefitted our U.S. deferred tax assets to the extent we have taxable income in a carryback year and existing taxable temporary differences. A full valuation allowance is maintained on the net deferred tax assets of our subsidiaries in Japan, Mexico, and Australia, as well as Palomar Spain and Palomar Germany.

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

The increase in revenue was attributable to a number of factors:

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

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In 2012, we recorded an income tax provision of $1.8 million, representing an effective tax rate of 14%. The decrease to our effective tax rate was primarily due to changes in the jurisdictional mix of earnings. We were profitable in the U.S. in 2012 and recorded tax at a lower effective rate than the statutory tax rate of 35% due to the release of the valuation allowance against attributes which could be utilized to offset a portion of the current year earnings. In addition, we recorded a $0.6 million tax benefit associated with the release of valuation allowance against the net deferred tax asset of our German subsidiary during the fourth quarter of 2012. Our German subsidiary is in a cumulative pre-tax book income position over the previous three-year period and our German net operating loss carry-forwards are not subject to expiration. We continue to maintain a valuation allowance against our net domestic deferred tax assets as well as the deferred tax assets of our Japanese and Mexican subsidiaries at December 31, 2012.

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

Our cash, cash equivalents and marketable securities balance decreased by $17.7 million from December 31, 2012 to December 31, 2013 primarily due to the net cash paid for the acquisition of Palomar and the $15.4 million used to repurchase our common stock, offset by the proceeds from the sale of the former Palomar headquarters. At December 31, 2013, our cash, cash equivalents and short and long-term marketable securities were $129.1 million. Our cash and cash equivalents of $93.7 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $26.6 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by December 15, 2014. Our long-term marketable securities of $8.8 million consist of investments in various state and municipal governments, corporate obligations and commercial paper, all of which mature by October 1, 2015.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the year ended December 31, 2013 and 2012, we purchased $3.5 million and $3.1 million, respectively, of property and equipment. During the year ended December 31, 2013 and 2012, we transferred $6.2 million and $3.0 million, respectively, of demonstration equipment to fixed assets including those acquired in the acquisition of Palomar. Upon sale of the land and building in Burlington, MA, we received net proceeds of approximately $25.1 million. We expect that our capital expenditures during the next twelve months will increase compared with the 2013 period as a result of the acquisition of Palomar.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $25 million in common stock or expiration of the program on November 1, 2015. During the year ended December 31, 2013, we repurchased 653,301 shares of our common stock at an aggregate cost of $15.4 million and at a weighted average price of $23.54 per share under this program. As of December 31, 2013, we have repurchased an aggregate of 886,407 shares under this program and previous programs at an aggregate cost of $17.6 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $3.4 million for the year ended December 31, 2013, and resulted primarily from $12.8 million in depreciation and amortization and stock-based compensation expense, offset by $5.3 million in changes in deferred income taxes. Net changes in working capital items decreased cash from operating activities by approximately $4.6 million primarily related to increases in inventory and accounts receivable offset by increases to accrued expenses. Net cash provided by investing activities was $17.2 million for the year ended December 31, 2013, which consisted primarily of $84.1 million in proceeds from the sales and maturities of marketable securities and $25.2 million in proceeds from the sale of fixed assets, offset by the cash paid for the Palomar acquisition, net of cash received, of $65.0 million. Net cash used in financing activities during the year ended December 31, 2013 was $13.0 million, primarily relating to $15.4 million in repurchases of common stock offset by $2.7 million in proceeds from stock option exercises.

Net cash provided by operating activities was $14.6 million for the year ended December 31, 2012, and resulted primarily from the net income for the period of $11.0 million, increased by $9.7 million in depreciation and amortization and stock-based compensation expense and by $1.1 million in net accretion of marketable securities and changes in deferred income taxes. Net changes in working capital items decreased cash from operating activities by $7.2 million primarily related to increases in inventory and accounts receivable. Net cash used in investing activities was $27.5 million for the year ended December 31, 2012, which consisted primarily of $69.9 million in purchases of marketable securities and $3.1 million in fixed asset purchases, offset by $45.4 million in proceeds from the sale and maturities of securities and a $0.1 million decrease in other assets. Net cash provided by financing activities during the year ended December 31, 2012 was $63.3 million, primarily relating to $55.3 million in net proceeds to us from our November 2012 public offering, along with $7.2 million in proceeds from stock option exercises.

Net cash provided by operating activities was $6.2 million for the year ended December 31, 2011, and resulted primarily from the net loss for the period of $2.9 million, increased by $9.5 million in depreciation and amortization and stock-based compensation expense and by $1.1 million in accretion of discounts on marketable securities. Net changes in working capital items decreased cash from operating activities by $1.5 million primarily related to an increase in inventory of $10.3 million associated with increased purchases to meet the increased revenue requirements. These increases were offset by increases in accrued expenses of $3.3 million, accounts payable of $2.2 million, deferred revenue of $2.4 million and the sale of demonstration equipment of $1.0 million. Net cash provided by investing activities was $2.4 million for the year ended December 31, 2011, which consisted primarily of $27.0 million used to acquire Elemé Medical and ConBio, $0.9 million used for fixed asset purchases, offset by net proceeds of marketable securities of $30.3 million. Net cash used in financing activities during the year ended December 31, 2011 was $0.3 million, principally relating to $0.5 million in the repurchase of our common stock and $0.1 million for payments on capital lease obligations, partially offset by $0.2 million of proceeds from stock option exercises during the year ended December 31, 2011.

Contractual Obligations

Our significant outstanding contractual obligations relate to our capital leases from our facilities leases, including the buildings portion of our U.S. operating facility, and equipment financings. Our leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which we recognize the expense on a straight-line basis. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2013.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$30,602	$701	$2,184	$5,040	$22,677
Operating leases	7,655	1,330	1,665	1,750	2,910

Total contractual obligations	$38,257	$2,031	$3,849	$6,790	$25,587

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

We defer, until earned, payments that we receive in advance of product delivery or performance of services. When we enter into arrangements with multiple elements, which may include sales of products together with service contracts and warranties, we allocate revenue among the elements based on each element’s relative fair value in accordance with the principles of Accounting Standards Update, or ASU, 2009-13, Revenue Recognition Topic—Multiple Element Arrangements. This allocation requires us to make estimates of fair value for each element. We adopted ASU 2009-13 during the second quarter of 2010 and applied it retrospectively beginning January 1, 2010.

We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we recognize royalty revenues in the quarter reported to us by our licensees, or one quarter following the quarter in which sales by our licensees occurred. Royalty revenues also include amounts due from settlements with licensees for back-owed royalties from prior periods. These settlement amounts are considered revenue, when collectability is reasonably assured, because they constitute our ongoing major or central operations.

In December 2013, we completed a comprehensive settlement agreement with Tria which ended the patent infringement litigation between Tria and Palomar. Under the agreement, we are entitled to receive $10.0 million plus future royalty payments. We will pay approximately $2.0 million of this revenue to MGH under an exclusive license agreement between Palomar and MGH, which will be recorded as cost of revenues within our consolidated statement of operations. We recognized $4.0 million of this revenue in the year ended December 31, 2013, which is recorded as royalty revenues within our consolidated statement of operations. We recognized $1.0 million in cost of revenues in the year ended December 31, 2013for legal and license fees related to this settlement.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes royalties incurred on certain products sold by us and our licensees, costs incurred in connection with our efforts to litigate or settle additional third party license agreements, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control.

Accounts Receivable and Concentration of Credit Risk

Our accounts receivable balance, net of allowance for doubtful accounts, was $36.6 million as of December 31, 2013, compared with $18.0 million as of December 31, 2012. The allowance for doubtful accounts was $1.8 million as of December 31, 2013 compared to $2.0 million as of December 31, 2012. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectability issues and our historical experience with losses. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $54.1 million as of December 31, 2013 compared to $32.9 million as of December 31, 2012. The increase in inventory relates to increased purchases to meet increased revenue requirements with the inclusion of acquired products and the launch of new products.

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products. Our inventory allowance as of December 31, 2013 and 2012 was $2.9 million.

Intangible Assets

We capitalize and include in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 23 years. We evaluate the realizability of our definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we estimate the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, we use market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

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

We have concluded that Cynosure, Inc. represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill is not impaired as of December 31, 2013.

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

Capital Lease Obligations

On November 18, 2013, we entered into a Fifth Amendment to the lease dated January 31, 2005, or the Lease, related to our headquarters located at 5 Carlisle Road, Westford, MA, which we refer to as the Lease Amendment. Pursuant to the Lease Amendment, the term of the Lease has been extended to May 2027 (with two five-year extension options) and the leased premises have been expanded to include additional space at the current location as well as space in the adjacent building, 3 Carlisle Road, Westford, MA. Under the terms of the Lease Amendment, the base rent under the Lease will be abated for a 21-month period beginning in May 2014, and we will have rights to lease additional space at 3 Carlisle Road.

ASC 840, Leases, establishes the framework for accounting for the Amendment. In accordance with ASC 840, we are accounting for the land portion of the leased premises as an operating lease. The buildings at 5 Carlisle Road and 3 Carlisle Road have met the criteria for capital lease accounting under ASC 840-10-25-1, and thus we are accounting for the buildings portion of the leased premises as capital leases and incurring interest charges accordingly. The expansion of the leased premises, as well as improvements to the leased premises, are recorded on the balance sheet as leasehold improvements within property, plant and equipment. Assets under capital leases and leasehold improvements related to the Amendment are amortized using the straight-line method over the respective lease term.

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, Stock Compensation Topic. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, we review our actual forfeiture rates periodically and align our stock compensation expense with the options that are vesting.

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility for 2013, 2012 and 2011 and based on a weighted average of our own historical volatility and of the average volatilities of other guideline companies in the same industry for 2010. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted during the year ended December 31, 2013 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this ASU, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not materially impact our financial statements or disclosures.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by October 1, 2015. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31, 2013	Future Maturities in 2014	Future Maturities in 2015
Investments (at fair value)	$36,181	$27,377	$8,804
Weighted average interest rate	0.23%	0.19%	0.35%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 51% of our total international revenues during the year ended December 31, 2013. Substantially all of the remaining 49% were sales in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are included beginning on page F-1 and are incorporated in this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired Palomar on June 24, 2013. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission (1992 framework). A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. The Company’s assessment did not include an assessment of the internal controls over financial reporting of Palomar Medical Technologies, Inc. acquired in June 2013, which is included in our fiscal 2013 consolidated financial statements and which constituted $50.8 million of revenues for this period. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO Criteria). Cynosure Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Palomar Medical Technologies, Inc. which is included in the 2013 consolidated financial statements of Cynosure, Inc. and constituted 22 percent of total revenues for the year then ended. Our audit of internal control over financial reporting of Cynosure, Inc. also did not include an evaluation of the internal control over financial reporting of Palomar Medical Technologies, Inc.

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cynosure, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 17, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2014 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS” and is incorporated in this report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2014 Proxy Statement under the caption “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2014 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

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

The information required by this item will be contained in our 2014 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2014 Proxy Statement under the caption “INFORMATION ABOUT OUR DIRECTORS, OFFICERS AND 5% STOCKHOLDERS—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2014 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2014 Proxy Statement under the captions “RELATED-PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2014 Proxy Statement under the caption “PROPOSAL 3—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this report by reference.

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

Date: March 17, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2014

/s/ TIMOTHY W. BAKER Timothy W. Baker	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014

/s/ BRIAN M. BAREFOOT Brian M. Barefoot	Director	March 17, 2014

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	March 17, 2014

/s/ WILLIAM O. FLANNERY William Flannery	Director	March 17, 2014

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	March 17, 2014

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	March 17, 2014

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 17, 2014

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$93,655	$86,057
Short-term marketable securities	26,633	40,617
Accounts receivable, net of allowance of $1,803 and $2,043 in 2013 and 2012, respectively	36,587	17,970
Inventories	54,098	32,906
Prepaid expenses and other current assets	6,891	5,149
Deferred income taxes	9,341	783

Total current assets	227,205	183,482
Property and equipment, net	26,445	8,207
Long-term marketable securities	8,804	20,071
Goodwill	95,183	15,811
Intangibles, net	55,179	5,937
Other assets	1,678	1,061

Total assets	$414,494	$234,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,916	$8,346
Amounts due to related party	1,268	1,896
Accrued expenses	36,977	17,201
Deferred revenue	9,163	6,319
Capital lease obligations	286	322

Total current liabilities	61,610	34,084
Capital lease obligations, net of current portion	14,957	432
Deferred revenue, net of current portion	1,010	281
Other noncurrent liabilities	8,565	2,265
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2013 and 2012 Issued—no shares as of December 31, 2013 and 2012	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2013 and 2012
Issued—22,633 Class A shares and no Class B shares at December 31, 2013 Issued—16,402 Class A shares and no Class B shares at December 31, 2012	23	17
Additional paid-in capital	338,742	190,979
Retained earnings	8,636	10,283
Accumulated other comprehensive loss	(1,499)	(1,599)
Treasury stock, 886 Class A shares, at cost, at December 31, 2013; 233 Class A shares, at cost, at December 31, 2012	(17,550)	(2,173)

Total stockholders’ equity	328,352	197,507

Total liabilities and stockholders’ equity	$414,494	$234,569

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Product revenues	$188,271	$128,513	$88,361
Parts, accessories, service and royalty revenues	37,739	24,980	22,241

Total revenues	226,010	153,493	110,602
Cost of revenues	95,730	64,567	48,294

Gross profit	130,280	88,926	62,308
Operating expenses:
Sales and marketing	64,347	47,543	39,142
Research and development	17,473	12,972	10,079
Amortization of intangible assets acquired	2,114	1,368	854
General and administrative	52,173	14,910	14,255

Total operating expenses	136,107	76,793	64,330

(Loss) income from operations	(5,827)	12,133	(2,022)
Interest (expense) income, net	(23)	60	126
Other income (expense), net	313	532	(202)

(Loss) income before (benefit) provision for income taxes	(5,537)	12,725	(2,098)
(Benefit) provision for income taxes	(3,890)	1,764	807

Net (loss) income	$(1,647)	$10,961	$(2,905)

Basic net (loss) income per share	$(0.09)	$0.83	$(0.23)

Diluted net (loss) income per share	$(0.09)	$0.79	$(0.23)

Basic weighted average common shares outstanding	19,325	13,189	12,585

Diluted weighted average common shares outstanding	19,325	13,792	12,585

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(1,647)	$10,961	$(2,905)

Other comprehensive income (loss) components:
Cumulative translation adjustment	77	452	(97)
Unrealized gain (loss) on marketable securities, net of taxes	23	(10)	(6)

Total other comprehensive income (loss)	100	442	(103)

Comprehensive (loss) income	$(1,547)	$11,403	$(3,008)

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A and B Treasury Stock		Total Stockholders’ Equity
	Shares	$0.001 Par Value				Shares	Cost
Balance at December 31, 2010	12,761	$13	$121,706	$2,227	$(1,938)	(185)	$(1,708)	$120,300

Stock-based compensation expense	—	—	2,559	—	—	—	—	2,559
Exercise of stock options	42	—	241	—	—	—	—	241
Repurchase of common stock	—	—		—	—	(48)	(465)	(465)
Net loss	—	—	—	(2,905)	—	—	—	(2,905)
Cumulative translation adjustment	—	—	—	—	(97)	—	—	(97)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(6)	—	—	(6)

Balance at December 31, 2011	12,803	$13	$124,506	$(678)	$(2,041)	(233)	$(2,173)	$119,627

Stock-based compensation expense	—	—	2,913	—	—	—	—	2,913
Exercise of stock options	759	1	7,157	—	—	—	—	7,158
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	1,153	—	—	—	—	1,153
Public offering of common stock	2,840	3	55,250	—	—	—	—	55,253
Net income	—	—	—	10,961	—	—	—	10,961
Cumulative translation adjustment	—	—	—	—	452	—	—	452
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(10)	—	—	(10)

Balance at December 31, 2012	16,402	$17	$190,979	$10,283	$(1,599)	(233)	$(2,173)	$197,507

Stock-based compensation expense	—	—	3,694	—	—	—	—	3,694
Exercise of stock options	203	—	2,721	—	—	—	—	2,721
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	563	—	—	—	—	563
Repurchase of common stock	—	—	—	—	—	(653)	(15,377)	(15,377)
Issuance of common stock associated with acquisition of Palomar	6,028	6	141,353	—	—	—	—	141,359
Equity issuance costs associated with acquisition of Palomar	—	—	(568)	—	—	—	—	(568)
Net loss	—	—	—	(1,647)	—	—	—	(1,647)
Cumulative translation adjustment	—	—	—	—	77	—	—	77
Unrealized gain on marketable securities, net of taxes	—	—	—	—	23	—	—	23

Balance at December 31, 2013	22,633	$23	$338,742	$8,636	$(1,499)	(886)	$(17,550)	$328,352

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net (loss) income	$(1,647)	$10,961	$(2,905)
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,103	6,870	6,894
Impairment loss on assets held for sale	607	—	—
Stock-based compensation	3,688	2,910	2,561
Loss (gain) on disposal of fixed assets	100	(19)	(55)
Deferred income taxes	(5,284)	(352)	(46)
Net accretion of marketable securities	1,448	1,480	1,086
Changes in operating assets and liabilities, excluding effect of business combination:
Accounts receivable	(9,132)	(4,861)	(469)
Inventories	(5,591)	(6,183)	(10,343)
Net book value of demonstration inventory sold	604	884	999
Prepaid expenses and other current assets	540	(980)	908
Accounts payable	(1,724)	(151)	2,168
Due to related party	(628)	347	(238)
Tax benefit from stock option exercises	(565)	(1,178)	(33)
Accrued expenses	11,145	4,704	3,254
Deferred revenue	816	(135)	2,395
Other noncurrent liabilities	(102)	319	2

Net cash provided by operating activities	3,378	14,616	6,178
Investing activities:
Purchases of property and equipment	(3,457)	(3,116)	(903)
Proceeds from the sale of property and equipment	25,206	—	—
Proceeds from the sales and maturities of securities	84,054	45,400	84,820
Purchases of marketable securities	(23,088)	(69,878)	(54,488)
Cash paid for acquisitions, net of cash received	(64,978)	—	(26,970)
(Increase) decrease in other assets	(519)	110	(34)

Net cash provided by (used in) investing activities	17,218	(27,484)	2,425
Financing activities:
Excess tax benefit on options exercised	565	1,178	33
Repurchases of common stock	(15,377)	—	(465)
Proceeds from public offering of common stock	—	55,253	—
Proceeds from stock option exercises	2,721	7,158	241
Acquisition-related equity issuance costs	(568)	—	—
Payments on capital lease obligation	(320)	(305)	(102)

Net cash (used in) provided by financing activities	(12,979)	63,284	(293)
Effect of exchange rate changes on cash and cash equivalents	(19)	(53)	(50)

Net increase in cash and cash equivalents	7,598	50,363	8,260
Cash and cash equivalents, beginning of year	86,057	35,694	27,434

Cash and cash equivalents, end of year	$93,655	$86,057	$35,694

Supplemental cash flow information:
Cash paid for interest	$25	$42	$32

Cash paid for income taxes	$1,030	$1,767	$1,160

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$6,190	$2,988	$3,205
Assets acquired under capital lease	$14,828	$351	$695
Fair value of shares issued in acquisition	$141,359	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cynosure, Inc. (“Cynosure” or “the Company”) develops and markets aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus and ablate sweat glands. Cynosure sells its products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Australia, Korea, China, Japan and Mexico and through international distributors in approximately 120 other countries. Cynosure markets and sells its products primarily to the dermatology, plastic surgery and general medical markets, both domestically and internationally. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Components particularly subject to estimation include the allowance for doubtful accounts, inventory reserves, intangible assets, impairment analysis of goodwill and intangibles, deferred tax assets, liabilities and valuation allowances, fair value of stock options and investments and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure GmbH, Cynosure S.A.R.L., Cynosure UK Limited, Cynosure Spain, S.L., Cynosure KK, Suzhou Cynosure Medical Devices, Co., Cynosure Mexico, Cynosure Korea Limited, Cynosure Pty Limited, Palomar Medical Technologies GmbH, Palomar Japan KK, and Cynosure B.V. All significant intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, short and long-term marketable securities, accounts receivable and capital leases. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, approximates their carrying value at December 31, 2013 and 2012.

ASC 820, Fair Value Measurement Topic, applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.

Accounts Receivable and Concentration of Credit Risk

Cynosure’s accounts receivable balance, net of allowance for doubtful accounts, was $36.6 million as of December 31, 2013, compared with $18.0 million as of December 31, 2012. The allowance for doubtful accounts as of December 31, 2013 and 2012 was $1.8 million and $2.0 million, respectively. Cynosure maintains an allowance for doubtful accounts based upon the aging of its receivable balances, known collectibility issues and Cynosure’s historical experience with losses. Cynosure works to mitigate bad debt exposure through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Cynosure’s revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales that the Company considers to be at risk.

No customer accounted for 10% or greater of revenue during 2013, 2012 or 2011. No customer accounted for 10% or greater of accounts receivable as of December 31, 2013 or 2012. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2013	2012	2011
	(In thousands)
Balance at beginning of year	$2,043	$1,872	$2,207
Additions	1,058	591	167
Deductions	(1,298)	(420)	(502)

Balance at end of year	$1,803	$2,043	$1,872

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2013	2012
	(In thousands)
Raw materials	$17,234	$9,076
Work in process	2,316	1,134
Finished goods	34,548	22,696

	$54,098	$32,906

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

Intangible Assets

Cynosure capitalizes and includes in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. Cynosure amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 5 to 23 years. Cynosure evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, Cynosure estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, Cynosure uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, Cynosure will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

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

Cynosure has one reporting unit for goodwill impairment testing and has performed a qualitative assessment on that reporting unit. As a result of this assessment, the Company determined that goodwill is not impaired as of December 31, 2013.

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

Cynosure recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. As such, Cynosure recognizes royalty revenues in the quarter reported to the Company by its licensees, or one quarter following the quarter in which sales by Cynosure’s licensees occurred. Royalty revenues also include amounts due from settlements with licensees for back-owed royalties from prior periods. These settlement amounts are considered revenue, when collectability is reasonably assured, because they constitute Cynosure’s ongoing major or central operations.

In December 2013, Cynosure completed a comprehensive settlement agreement with Tria Beauty, Inc. (“Tria”) which ended the patent infringement litigation between Tria and Palomar Medical Technologies, Inc. (“Palomar”). Under the agreement, Cynosure is entitled to receive $10.0 million plus future royalty payments. Cynosure will pay approximately $2.0 million of this revenue to Massachusetts General Hospital (“MGH”) under an exclusive license agreement between Palomar and MGH, which will be recorded as cost of revenues within Cynosure’s consolidated statement of operations. Cynosure recognized $4.0 million of this revenue in the year ended December 31, 2013, which is recorded as royalty revenues within Cynosure’s consolidated statement of operations. Cynosure recognized $1.0 million in cost of revenues in the year ended December 31, 2013 for legal and license fees related to this settlement.

Multiple-element arrangements are evaluated in accordance with the principles of Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition Topic—Multiple Element Arrangements and Cynosure allocates revenue among the elements based upon each element’s relative fair value.

In accordance with the provisions of ASC 605-45, Revenue Recognitions Topic—Principal Agent Considerations, Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $0.6 million, $0.4 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Shipping and handling costs included as a component of cost of revenue totaled $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cynosure collects sales tax from its customers on product sales for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. Cynosure presents its sales taxes on a net basis; therefore, these taxes are excluded from revenues.

In 2013, most of the products and systems that Cynosure sells became subject to a new excise tax on sales of certain medical devices in the United States by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. These taxes are included within revenue and cost of revenues in Cynosure’s consolidated statement of operations.

Cost of Revenues

Cynosure’s cost of revenues consist primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third party suppliers. Cost of revenues also includes royalties incurred on certain products sold by Cynosure and its licensees, costs incurred in connection with Cynosure’s efforts to litigate or settle additional third party license agreements, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for Cynosure’s operations management team, purchasing and quality control.

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$3,415	$3,171	$2,112
Warranty provision related to new sales	9,114	4,641	4,729
Warranty provision assumed from acquisitions	1,422	—	342
Costs incurred	(7,300)	(4,397)	(4,012)

Balance at end of year	$6,651	$3,415	$3,171

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

In June 2009, Cynosure entered into a cooperative development agreement (“Agreement”) with Unilever Ltd. (“Unilever”) to develop and commercialize light-based devices for the emerging home use personal care market. Under the terms of this Agreement, Cynosure performs certain research and development activities to assist in the advancement of the commercialization of these devices, the cost of which is partially funded by Unilever. Cynosure incurred $0.5 million, $0.9 million, and $1.8 million of research and development costs in connection with this Agreement during fiscal 2013, 2012 and 2011, respectively, and recorded $0 million, $0.5 million, and $1.7 million of reimbursements from Unilever as a reduction to research and development expenses in the respective fiscal periods. In July 2012, Cynosure received FDA clearance in the United States to market the product in the United States. Unilever expects to launch the product commercially in the first half of 2014. Once the product is commercialized, Cynosure will be entitled to future royalty payments from Unilever.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $1.1 million, $0.6 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement gains (losses) of approximately $334,000, $360,000 and $(318,000) during 2013, 2012 and 2011, respectively, which are included in other income (expense), net, in the consolidated statements of operations.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the year ended December 31, 2013 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance—December 31, 2012	$13	$(1,612)	$(1,599)
Current period other comprehensive gain	23	77	100

Balance—December 31, 2013	$36	$(1,535)	$(1,499)

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

Cynosure recorded stock-based compensation expense of $3.7 million, $2.9 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, respectively, Cynosure had $23,000 and $18,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective options, as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of revenues	$174	$127	$134
Sales and marketing	1,090	857	829
Research and development	594	495	446
General and administrative	1,830	1,431	1,152

Total stock-based compensation expense	$3,688	$2,910	$2,561

As of December 31, 2013, there was $6.7 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted average period of 1.37 years. Cash received from option exercises was $2.7 million, $7.2 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Cynosure granted 617,510, 405,790 and 411,104 stock options during the years ended December 31, 2013, 2012 and 2011, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the years ended December 31, 2013, 2012 and 2011 was $10.25, $9.23 and $7.26, respectively, using the following assumptions:

Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.33% - 1.49%	0.61% - 0.86%	0.87% - 2.37%
Expected dividend yield	—	—	—
Expected term	2 years - 4.8 years	5.8 years	5.8 years
Expected volatility	44% - 56%	56% - 57%	55% - 57%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility for the 2013, 2012 and 2011 periods. Cynosure’s expected term of options granted during the year ended December 31, 2013 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. Cynosure’s expected term of options granted during the years ended December 31, 2012 and 2011 was derived from the simplified method described in ASC 718-10-S99. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Interest (Expense) Income, net

Interest (expense) income consists primarily of interest charges on capital lease obligations, and interest earned on Cynosure’s short and long-term marketable securities consisting of state and municipal bonds, U.S. government agencies and treasuries, corporate obligations and commercial paper. Cynosure expects interest expense to increase in 2014 as a result of interest charges incurred on the buildings portion of its U.S. operating facility.

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

Net (Loss) Income per Common Share

Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share is determined by dividing net (loss) income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. For the year ended December 31, 2013 and 2012, there are no outstanding Class B shares, and Cynosure may not issue Class B shares in the future. For the years ended December 31, 2011, common shares outstanding include both Class A and Class B as each share participated equally in earnings. Class B shares were convertible at any time into shares of Class A on a one-for-one basis at the option of the holder.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(1,647)	$10,961	$(2,905)

Basic weighted average common shares outstanding	19,325	13,189	12,585
Weighted average common stock equivalents	—	603	—

Diluted weighted average common shares outstanding	19,325	13,792	12,585

Basic net (loss) income per share	$(0.09)	$0.83	$(0.23)

Diluted net (loss) income per share	$(0.09)	$0.79	$(0.23)

For the year ended December 31, 2013, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for that period would be antidilutive based on the net loss for the period. During the year ended December 31, 2013, outstanding options to purchase 1.3 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

For the year ended December 31, 2012, options to purchase approximately 0.7 million shares of Cynosure’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the year ended December 31, 2011, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for that period would be antidilutive based on the net loss for the period. During the year ended December 31, 2011, outstanding options to purchase 2.0 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,185	$—	$—	$5,185
State and municipal bonds(2)	$—	18,133	$—	18,133
Treasuries and government agencies	—	15,028	—	15,028
Corporate obligations and commercial paper	—	3,020	—	3,020
Equity securities	49	—	—	49

Total	$5,234	$36,181	$—	$41,415

(1)	Included in cash and cash equivalents at December 31, 2013.
(2)	$0.8 million included in cash and cash equivalents at December 31, 2013.

4. Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2013 consist of approximately $36.2 million in investments in debt securities consisting of state and municipal bonds, treasuries and government agencies, corporate obligations and commercial paper and approximately $49,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of December 31, 2013, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$793	$793	$—	$—

Total cash equivalents	$793	$793	$—	$—

Short-term marketable securities:
State and municipal bonds	$10,552	$10,551	$1	$—
Treasuries and government agencies	15,028	15,018	10	—
Corporate obligations and commercial paper	1,004	1,004	—	—
Equity securities	49	8	41	—

Total short-term marketable securities	$26,633	$26,581	$52	$—

Long-term marketable securities:
State and municipal bonds	$6,788	$6,787	$1	$—
Corporate obligations and commercial paper	2,016	2,015	1	—

Total long-term marketable securities	$8,804	$8,802	$2	$—

Total available-for-sale securities	$36,230	$36,176	$54	$—

Total marketable securities	$35,437

As of December 31, 2012, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-sale Securities:
Cash equivalents:
State and municipal bonds	$4,417	$4,417	$—	$—
Government agencies	$1,000	$1,000	$—	$—

Total cash equivalents	$5,417	$5,417	$—	$—

Short-term marketable securities:
State and municipal bonds	$33,250	$33,251	$6	$(7)
Treasuries and government agencies	7,346	7,345	1	—
Equity securities	21	6	15	—

Total short-term marketable securities	$40,617	$40,602	$22	$(7)

Long-term marketable securities:
State and municipal bonds	$18,046	$18,052	$2	$(8)
Treasuries and government agencies	2,025	2,021	4	—

Total long-term marketable securities	$20,071	$20,073	$6	$(8)

Total available-for-sale securities	$66,105	$66,092	$28	$(15)

Total marketable securities	$60,688

As of December 31, 2013, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$18,133	$11,345	$6,788	$—
Treasuries and government agencies	15,028	15,028	—	—
Corporate obligations and commercial paper	3,020	1,004	2,016	—

Total available-for-sale debt securities	$36,181	$27,377	$8,804	$—

5. Acquisition

Palomar Medical Technologies, Inc.

On June 24, 2013, Cynosure acquired Palomar. The acquisition has complemented and broadened Cynosure’s product lineup with the addition of Palomar’s intense pulsed light, fractional laser and diode aesthetic systems, doubled the number of patents in Cynosure’s portfolio and enhanced Cynosure’s global distribution network. As a result of the transaction, former Palomar stockholders, in the aggregate, received for their shares of Palomar common stock $145.8 million in cash and 6.0 million shares of Cynosure Class A common stock. The total consideration was valued at $287.2 million, based upon the closing price of Cynosure Class A common stock on June 24, 2013. This acquisition was considered a business acquisition for accounting purposes. The goodwill recognized is attributable to synergies associated with the Palomar technology which has been integrated with Cynosure’s product portfolio and distributed throughout the U.S. and international distribution channels.

Cynosure has retained an independent valuation firm to assess the fair value of the identifiable intangible assets and certain tangible assets acquired, and is also currently assessing the fair value of other assets acquired and liabilities assumed. Pro forma financial information was filed with the SEC within the applicable time period. Cynosure has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of June 24, 2013. As such, the fair value of the assets acquired and liabilities assumed presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed. During the fourth quarter of 2013, Cynosure revised its estimates (in thousands) of the assets acquired and liabilities assumed in regards to the acquisition of Palomar, and as a result, reduced goodwill from $90,856 at September 30, 2013 to $79,345 at December 31, 2013. Intangible assets increased by $12,020, due to a revised estimate received from the independent valuation firm. Accounts receivable increased by $1,813, due primarily to a reduction in bad debt reserves along with the recognition of a royalty receivable. Inventory decreased by $1,609, due primarily to adjustments to the inventory reserve and the reclassification of demonstration equipment to fixed assets, per Cynosure policy. Fixed assets decreased by $530, due to a downward revision in the demonstration equipment acquired. Other assets decreased by $200, due to a write-off of certain other assets acquired. Accrued expenses increased by $1,359, due primarily to additional accruals related to the opening balance sheet. Deferred revenue increased by $518, due primarily to the payment of certain service contracts during the year that were unpaid as of the opening balance sheet date. Deferred tax liability and other long-term liabilities decreased by $1,894, primarily due to the reclass of certain tax reserves.

The allocation of the acquisition purchase price is subject to adjustment upon finalization of the fair value procedures, and therefore the current measurements of inventory, intangible assets acquired, goodwill, accrued warranty and deferred tax assets and liabilities (including uncertain tax positions) are subject to change.

The following table summarizes the purchase price allocation, net of $117.9 million in cash, cash equivalents and marketable securities acquired (in thousands):

Purchase price:
Cash and stock paid	$287,204
Cash, cash equivalents and marketable securities acquired	(117,929)

Purchase price, net	$169,275

Assets (liabilities) acquired:
Accounts receivable	11,761
Inventory	20,054
Prepaids and other assets	722
Property and equipment	30,639
Other assets	132
Intangible assets	52,340
Goodwill	79,345
Accounts payable	(7,269)
Accrued expenses	(9,771)
Deferred revenue	(3,528)
Deferred tax liability	(5,150)

Total	$169,275

The amounts included in revenue within the consolidated statement of operations, relating to the acquisition of Palomar, for the year ended December 31, 2013 was $50.8 million. As a result of the integration of the operations of Palomar into Cynosure’s operations, disclosures of earnings included in the accompanying consolidated statement of operations since the acquisition date is not practicable.

The following unaudited pro forma condensed consolidated operating results for the years ended December 31, 2013 and 2012 summarize the combined results of operations for Cynosure and Palomar. The unaudited pro forma condensed consolidated operating results includes the business combination accounting effects as if the acquisition had been completed as of January 1, 2012 (for both the 2013 and 2012 period results) after giving effect to certain adjustments. These pro forma financial statements are for informational purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. No effect has been given for synergies, if any, that may be realized through the acquisition.

	Year Ended December 31,
	2013	2012
Revenue (unaudited, in thousands)	$267,941	$231,153
Pre-tax income (loss) (unaudited, in thousands)	$12,452	$(42,199)

The unaudited consolidated pro forma financial information above includes significant, non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2012, including $24.2 million in change of control severance payments and $2.4 million associated with the step up in fair value of finished goods inventory acquired through the acquisition.

During the year ended December 31, 2013, Cynosure incurred $32.4 in selling, research and development, general and administrative costs associated with the acquisition of Palomar. In connection with the acquisition of Palomar, certain terminated Palomar employees were, and certain continuing Palomar employees are, entitled to severance benefits in specified circumstances associated with the change of control of Palomar. In connection with the acquisition and these change of control severance arrangements, Cynosure incurred $24.2 million of compensation expense during the year ended December 31, 2013. Cynosure expects to incur an additional $0.5 million of compensation expense during each of the first two quarters of 2014 in connection with these change in control severance payments. Costs associated with the acquisition of Palomar are primarily recorded in the general and administrative expenses within the consolidated statement of operations.

During the year ended December 31, 2013, Cynosure incurred $0.6 million in equity issuance costs associated with the acquisition of Palomar. These amounts were recorded to additional paid-in capital.

6. Goodwill and Other Intangible Assets

Changes to goodwill during the year ended December 31, 2013 were as follows (in thousands):

Balance—December 31, 2012	$15,811
Palomar acquisition	79,345
Translation adjustment	27

Balance—December 31, 2013	$95,183

Other intangible assets consist of the following at December 31, 2013 and December 31, 2012 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
December 31, 2013
Cost	$27,510	$384	$15,833	$16,930	$1,338	$61,995
Translation adjustment	—	40	26	—	4	70
Accumulated amortization	(2,216)	(239)	(3,662)	(761)	(8)	(6,886)

Balance, December 31, 2013	$25,294	$185	$12,197	$16,169	$1,334	$55,179

December 31, 2012
Cost	$3,250	$384	$3,323	$2,650	$48	$9,655
Translation adjustment	—	38	24	—	3	65
Accumulated amortization	(1,292)	(195)	(2,019)	(272)	(5)	(3,783)

Balance, December 31, 2012	$1,958	$227	$1,328	$2,378	$46	$5,937

Cynosure acquired $52.3 million of identifiable intangible assets in the Palomar acquisition, of which $24.2 million was assigned to technology patents, $12.5 million was assigned to customer relationships, $14.3 million was assigned to trademarks and $1.3 million was assigned to in-process research and development. The technology patents are being amortized on an accelerated basis over a 6.8 year weighted-average amortization period; the customer relationships are being amortized on an accelerated basis over a 12.5 year weighted-average amortization period; the trademarks are being amortized on a straight-line basis over a 22.5 year weighted-average amortization period; and the in-process research and development is an indefinite-life intangible asset. In total, the weighted-average amortization period for these intangible assets is 12.3 years.

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the Palomar acquisition, including identifiable intangible assets and their related amortization periods. As such, the $52.3 million in intangible assets presented in the table above are provisional and will be finalized in a later period once the fair value procedures are completed.

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses. For the year ended December 31, 2013,

Cynosure recognized $1.3 million in amortization expense, classified as a component of amortization of intangible assets acquired, related to the identifiable intangible assets from the Palomar acquisition. For the year ended December 31, 2013, Cynosure recognized $0.5 million in amortization expense, classified as a component of cost of revenues, related to the identifiable intangible assets from the Palomar acquisition.

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $1.9 million and $1.2 million, respectively. Cynosure has approximately $1.3 million of indefinite-life intangible assets that are included in other intangible assets in the table above. As of December 31, 2013, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

2014	$8,375
2015	8,397
2016	7,616
2017	5,677
2018	4,222
2019 and Thereafter	19,561

Total	$53,848

The table above includes $2.9 million for 2014, $2.5 million for 2015, $2.1 million for 2016, $2.0 million for 2017, $1.9 million for 2018 and $17.0 million for 2019 and thereafter, to be recognized within operating expenses related to intangible assets acquired through the Palomar, Eleme Medical and ConBio acquisitions, with the remainder recognized within cost of revenues.

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$111,179	$72,704	$43,903
Europe	39,529	28,808	27,918
Asia/Pacific	52,574	39,991	27,357
Other	22,728	11,990	11,424

	$226,010	$153,493	$110,602

Total assets by geographic area are as follows:

	December 31,
	2013	2012
	(In thousands)
United States	$390,941	$210,596
Europe	15,916	15,623
Asia/Pacific	11,496	11,038
Eliminations	(3,859)	(2,688)

	$414,494	$234,569

Long-lived assets by geographic area are as follows:

	December 31,
	2013	2012
	(In thousands)
United States	$24,120	$7,266
Europe	2,403	1,570
Asia/Pacific	1,600	432

	$28,123	$9,268

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

8. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2013 Cost	2012 Cost
	(In thousands)
Equipment	3-5	$7,835	$5,098
Furniture and fixtures	3-5	2,698	1,982
Computer equipment and software	3	5,047	3,796
Leased Equipment	3-4	1,660	1,774
Leased Buildings	14	13,327	—
Leasehold improvements	5	2,898	2,504
Demonstration equipment	3	24,094	20,095
Construction in-progress		495	571

		58,054	35,820
Less: Accumulated depreciation and amortization		(31,609)	(27,613)

		$26,445	$8,207

Depreciation expense relating to property and equipment was $6.0 million, $5.0 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the cost of assets recorded under capitalized leases was approximately $15.0 million and $1.8 million, respectively, and the related accumulated amortization was approximately $1.2 million and $0.9 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

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

In November, 2013, Cynosure completed the sale of the former Palomar headquarters. Proceeds of the sale, after transaction costs, were approximately $25.1 million. During the year ended December, 31, 2013, Cynosure incurred a loss of $0.6 million resulting from the sale of the land and building. This loss is recorded in the general and administrative expenses within the consolidated statement of operations.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2013	2012
	(In thousands)
Accrued payroll and taxes	$9,547	$3,039
Accrued employee benefits	2,093	1,149
Accrued warranty costs	6,651	3,415
Accrued commissions	5,243	2,620
Accrued other	13,443	6,978

	$36,977	$17,201

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at December 31:

	2013	2012
	(In thousands)
Noncurrent deferred rent	$2	$1,473
Noncurrent deferred tax liability	8,512	473
Noncurrent income tax reserve	51	319

	$8,565	$2,265

9. Related Party Transactions

As of December 31, 2013, El.En. S.p.A. (“El.En.”) beneficially owned 2,098,628 shares, or approximately 10%, of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the years ended December 31, 2013, 2012 and 2011 were approximately $4.7 million, $5.8 million and $7.8 million, respectively. As of December 31, 2013 and 2012, amounts due to related party for these purchases were approximately $1.3 million and $1.9 million, respectively. There were no amounts due from El.En. as of December 31, 2013 or 2012.

10. Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual-class capital structure consisting of $0.001 par value Class A common stock and Class B common stock. Cynosure has authorized 61,500,000 shares of $0.001 par value Class A common stock and 8,500,000 shares of $0.001 par value Class B common stock.

In 2012, Cynosure completed a public offering pursuant to which Cynosure issued and sold 2,840,000 shares of its Class A common stock, and El.En. sold 840,000 shares of its Class A common stock. In connection with the closing of the offering, all outstanding shares of Class B common stock converted on a one-for-one basis into shares of Class A common stock. As a result, there are no longer any shares of Cynosure’s Class B common stock issued or outstanding, and Cynosure may not issue shares of Class B common stock in the future.

As of December 31, 2013, there were 22,632,749 shares of Class A common stock and no shares of Class B common stock issued.

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

Treasury Stock

On October 29, 2013, Cynosure announced that its board of directors authorized the repurchase of up to $25 million of its Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. The program will terminate upon the purchase of $25 million in common stock or expiration of the program on November 1, 2015. During the year ended December 31, 2013, Cynosure repurchased 653,301 shares of its common stock at an aggregate cost of $15.4 million and at a weighted average price of $23.54 per share under this program. As of December 31, 2013, Cynosure has repurchased an aggregate of 886,407 shares under this program and previous programs at an aggregate cost of $17.6 million.

11. Stock-Based Compensation

2004 Stock Option Plan

In October 2004, the Board of Directors adopted and the stockholders approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan provided for the grant of ISOs, as well as nonstatutory options. The Board of Directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. Options granted under the Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the Board of Directors. As of December 31, 2013, there were no shares available for future grant under the 2004 Plan.

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

The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the Board of Directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. At December 31, 2013 the number of shares of Class A common stock reserved for issuance under the 2005 Plan is 5,588,369 shares. Options granted under the Plan vest either (i) over a 36-month period at the rate of 8.33% each quarter until fully vested or (ii) over a vesting period determined by the Board of Directors. In April 2013, the number of shares of Class A common stock reserved for issuance under the 2005 Plan increased by 2,500,000 shares in accordance with the terms of the plan. As of December 31, 2013, there are 2,277,659 shares available for future grant under the 2005 Plan.

Stock option activity under the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	1,424,788	3.00 - 36.94	16.20		11,890
Unvested	527,823	9.56 - 24.99	16.15		4,224

Outstanding, December 31, 2012	1,952,611	$3.00 - $36.94	$16.18	6.49 years	$16,114
Granted	617,510	22.12 - 28.68	25.73		1,184
Exercised	(202,603)	3.00 - 21.73	13.43		2,345
Forfeited	(63,652)	6.78 - 36.94	22.63		293

Outstanding, December 31, 2013	2,303,866	$3.00 - $36.94	$18.81	6.51 years	$19,046

Vested	1,596,565	3.00 - 36.94	16.93	5.35 years	16,061
Unvested	707,301	9.56 - 28.68	23.06	9.13 years	2,985

Vested or expected to vest, December 31, 2013	2,285,851	$3.00 - $36.94	$18.75	6.49 years	$19,008

Exercisable, December 31, 2013	1,596,565	$3.00 - $36.94	$16.93	5.35 years	$16,061

12. Income Taxes

(Loss) income before income tax (benefit) provision consists of the following:

	2013	2012	2011
	(In thousands)
Domestic	$(8,633)	$10,344	$(2,710)
Foreign	3,096	2,381	612

Total	$(5,537)	$12,725	$(2,098)

The (benefit) provision for income taxes consists of:

	2013	2012	2011
	(In thousands)
Current:
Federal	$732	$1,382	$241
State	214	128	179
Foreign	890	606	433

Total current	1,836	2,116	853
Deferred:
Federal	(5,406)	152	—
State	(304)	—	—
Foreign	(16)	(504)	(46)

Total deferred	(5,726)	(352)	(46)

	$(3,890)	$1,764	$807

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2013	2012	2011
Income tax provision at federal statutory rate:	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from -
State taxes, net of federal benefit	(3.1)	0.7	(8.9)
Nondeductible expenses	(11.9)	2.1	(12.1)
Tax-exempt interest income	0.5	(0.3)	1.4
Effect of foreign taxes	2.7	(1.8)	3.6
Stock-based compensation	(0.1)	(0.9)	(0.6)
Research and development credit	25.8	—	23.9
Change in uncertain tax positions	4.8	2.5	—
Change in valuation allowance	162.0	(20.5)	(81.5)
Change in control payments	(128.8)	—	—
Transaction costs	(13.6)	—	—
Other	(3.1)	(2.9)	0.7

Effective income tax rate	70.2%	13.9%	(38.5)%

In 2013, the Company recorded an income tax benefit of $3.9 million, representing an effective tax rate of 70%. The difference between the statutory tax rate and the effective tax rate was primarily attributable to a non-recurring benefit of $5.6 million for the release of a portion of the domestic valuation allowance due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets as a result of the Palomar acquisition. Excluding this item, the tax provision for the year ended December 31, 2013 would have been $1.7 million. Other factors resulting in differences between the statutory tax rate and effective tax rate are the jurisdictional mix of earnings, valuation allowance maintained against a portion of its U.S. and certain foreign deferred tax assets, non-deductible expenses (primarily related to change in control payments such as golden parachute payments made to Palomar executives and transaction costs) and tax credits.

Significant components of Cynosure’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$9,747	$2,741
Domestic net operating loss & tax credit carry-forwards	19,925	1,692
Foreign net operating loss carry-forwards	2,022	682
Stock-based compensation	6,020	5,620
Capital leases	5,472	—
Intangible assets	—	520
Other deferred tax assets	1,636	1,854

Gross deferred tax assets	$44,822	$13,109
Valuation allowance	(19,186)	(11,804)

Total deferred tax assets (after valuation allowance)	$25,636	$1,305
Long-term deferred tax liabilities:
Intangible assets	$(18,227)	$—
Fixed assets	(5,463)	(387)
Other deferred tax liabilities	(534)	—

Total long-term deferred tax liabilities	$(24,224)	$(387)
Net deferred tax assets	$1,412	$918

The valuation allowance increased by $7.4 million during 2013, primarily due to the establishment of valuation allowances in purchase accounting against acquired Palomar deferred assets and on current year operating losses generated in foreign jurisdictions that the Company has determined are not more-likely-than-not realizable. This increase in valuation allowance was partially offset by a decrease in the valuation allowance associated with a non-recurring benefit for the release of a portion of the domestic valuation allowance due to taxable temporary differences available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets as a result of the Palomar acquisition, and the utilization of domestic tax attributes against which a valuation allowance had been maintained to offset current year income. As of December 31, 2013, Cynosure has a partial valuation allowance on the net deferred tax assets in the United States as it has benefitted its U.S. deferred tax assets to the extent it has taxable income in a carryback year and existing taxable temporary differences. A full valuation allowance is maintained on the net deferred tax assets of its subsidiaries in Japan, Mexico and Australia as well as Palomar Spain and Palomar Germany.

At December 31, 2013, Cynosure has domestic federal net operating loss carry-forwards of approximately $41.2 million, state net operating loss carry-forwards of $4.7 million, federal tax credit carry-forwards of $7.3 million and state tax credit carry-forwards of $1.7 million that are available to reduce future taxable income. Utilization of the net operating losses and tax credits acquired as a result of the Palomar acquisition are subject to an annual limitation due to the ownership change limitations set forth under Internal Revenue Code Sections 381, 382 and 383. At December 31, 2013, $0.4 million of the federal net operating loss carry-forwards, $2.3 million of the state net operating loss carry-forwards, $1.1 million of the federal tax credit carry-forwards and $0.1 million of the state tax credit carry-forwards relate to excess stock based compensation tax deductions for which the benefit will be recorded to additional paid-in capital when recognized. The federal and state net operating losses begin to expire in 2020 and 2014, respectively. The federal and state tax credits begin to expire in 2018.

At December 31, 2013, Cynosure has foreign net operating losses of approximately $6.1 million in Germany, Mexico, Australia, Japan, and Spain that are available to reduce future income. Foreign net operating losses in Germany and Australia do not expire. Mexican and Japanese net operating losses will begin to expire in 2019. Spanish net operating losses will begin to expire in 2029. Income taxes have not been provided on the undistributed earnings of foreign subsidiaries of approximately $13.6 million, because such earnings are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as Cynosure’s subsidiaries continue to expand their operations, to service existing obligations and to fund future foreign acquisitions. Cynosure does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

ASC 740, Accounting for Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$586	$—	$—
Increases for tax positions taken during current period	76	398	—
Increases for tax positions taken in prior periods	—	188	—
Increases for acquired tax positions taken in prior periods	1,625	—	—
Decreases for tax positions taken in prior periods	(398)	—	—
Decreases for lapse in statutes	(188)	—	—

Balance at end of year	$1,701	$586	$—

At December 31, 2013, Cynosure had gross tax-effected unrecognized tax benefits of $1.7 million of which $0.1 million, if recognized, would favorably impact the effective tax rate. At December 31, 2012, Cynosure had gross tax-effected unrecognized tax benefits of $0.6 million, of which $0.3 million, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2013 and 2012 in the statements of operations and balance sheet was immaterial. The Company does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal tax examinations for years prior to 2010. With few exceptions, Cynosure is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2009. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2009.

13. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The Plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $579,000, $419,000 and $357,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

14. Commitments and Contingencies

Lease Commitments

On November 18, 2013, Cynosure entered into the Lease Amendment related to its headquarters located at 5 Carlisle Road, Westford, MA. Pursuant to the Lease Amendment, the term of the Lease has been extended to May 2027 (with two five-year extension options) and the leased premises have been expanded to include additional space at the current location as well as space in the adjacent building, 3 Carlisle Road, Westford, MA. Under the terms of the Lease Amendment, the base rent under the Lease will be abated for a 21-month period beginning in May 2014, and Cynosure will have rights to lease additional space at 3 Carlisle Road.

ASC 840, Leases, establishes the framework for accounting for the Amendment. In accordance with ASC 840, Cynosure is accounting for the land portion of the leased premises as an operating lease. The buildings at 5 Carlisle Road and 3 Carlisle Road have met the criteria for capital lease accounting under ASC 840-10-25-1, and thus Cynosure is accounting for the buildings portion of the leased premises as capital leases and incurring interest charges accordingly. The interest rates used for the 5 Carlisle Road and 3 Carlisle Road capital leases are 10.8% and 8.8%, respectively. The expansion of the leased premises, as well as improvements to the leased premises, are recorded on the balance sheet as leasehold improvements within property, plant and equipment. Assets under capital leases and leasehold improvements related to the Amendment are amortized using the straight-line method over the respective lease term.

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $2.4 million, $2.1 million and $1.8 million, respectively.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
2014	$1,330	$701
2015	776	115
2016	889	2,069
2017	903	2,524
2018	847	2,516
Thereafter	2,910	22,677

Total minimum lease payments	$7,655	$30,602

Less amount representing interest		(15,359)

Present value of obligations under capital leases		$15,243
Current portion of capital lease obligations		286

Capital lease obligations, net of current portion		$14,957

15. Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2013. This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(In thousands, except per share data)
Revenues	$40,690	$50,091	$60,692	$74,537
Gross profit	$23,687	$27,787	$34,134	$44,672
Income (loss) from operations	$1,988	$(14,639)	$(1,426)	$8,250
Net income (loss)	$1,239	$(8,954)	$(1,281)	$7,349
Basic net income (loss) per share	$0.08	$(0.54)	$(0.06)	$0.33
Diluted net income (loss) per share	$0.07	$(0.54)	$(0.06)	$0.33

	Quarter Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share data)
Revenues	$34,168	$39,573	$37,083	$42,669
Gross profit	$19,508	$23,040	$21,587	$24,791
Income from operations	$858	$3,693	$3,343	$4,239
Net income	$819	$2,680	$3,423	$4,039
Basic net income per share	$0.07	$0.21	$0.26	$0.28
Diluted net income per share	$0.06	$0.20	$0.25	$0.27

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 15, 2013, among the Company, Commander Acquisition, LLC and Palomar Medical Technologies, Inc. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2013)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.1*	1992 Stock Option Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.2*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.3*	Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2013)

10.4*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.5*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.6*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.7†	Distribution Agreement, effective as of October 26, 2012, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

10.8	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 7, 2012)

10.9	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 7, 2006)

10.10*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.11*	Third Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Michael R. Davin (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.12*	First Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

Exhibit Number	Description

10.13*	First Amendment to Employment Agreement, entered into as of November 7, 2013, by and between the Company and Douglas J. Delaney (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.14*	Employment Agreement, dated March 17, 2003, between the Company and Joseph P. Caruso (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

10.15	Separation Agreement, effective September 6, 2013, between the Company and Palomar Medical Technologies, LLC and Joseph P. Caruso

10.16	Fifth Amendment to Lease, dated November 18, 2013, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 2, 2013)

10.14*	Purchase and Sale Agreement, dated November 25, 2013, between Palomar Medical Technologies, LLC a wholly owned subsidiary of the Company, and Network Drive Owner, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 2, 2013)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Annual Report on Form 10-K for the year ended December 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.