Form 10-Q
period 2014-03-31
CYNOSURE INC
filed 2014-05-09
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of May 1, 2014:

Class	Number of Shares
Class A Common Stock, $0.001 par value	22,317,697

Cynosure, Inc.

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$82,030	$93,655
Short-term marketable securities	39,378	26,633
Accounts receivable, net	40,224	36,587
Inventories	56,488	54,098
Prepaid expenses and other current assets	9,893	6,891
Deferred income taxes	9,303	9,341

Total current assets	237,316	227,205
Property and equipment, net	28,815	26,445
Long-term marketable securities	9,327	8,804
Goodwill	95,278	95,183
Intangibles, net	53,354	55,179
Other assets	1,493	1,678

Total assets	$425,583	$414,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,614	$13,916
Amounts due to related party	1,675	1,268
Accrued expenses	32,060	36,977
Deferred revenue	9,349	9,163
Capital lease obligation	272	286

Total current liabilities	59,970	61,610

Capital lease obligation, net of current portion	15,024	14,957
Deferred revenue, net of current portion	825	1,010
Other noncurrent liabilities	11,588	8,565

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 23,161 Class A shares and no Class B shares at March 31, 2014; Issued — 22,633 Class A shares and no Class B shares at December 31, 2013	23	23
Additional paid-in capital	347,932	338,742
Retained earnings	9,325	8,636
Accumulated other comprehensive loss	(1,554)	(1,499)
Treasury stock, 886 Class A shares, at cost	(17,550)	(17,550)

Total stockholders’ equity	338,176	328,352

Total liabilities and stockholders’ equity	$425,583	$414,494

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Product revenues	$49,701	$34,117
Parts, accessories, service and royalty revenues	12,303	6,573

Total revenues	62,004	40,690
Cost of revenues	26,609	17,003

Gross profit	35,395	23,687

Operating expenses:
Sales and marketing	20,122	12,603
Research and development	5,574	3,781
Amortization of intangible assets acquired	713	214
General and administrative	7,640	5,101

Total operating expenses	34,049	21,699

Income from operations	1,346	1,988
Interest (expense) income, net	(349)	32
Other income (expense), net	66	(357)

Income before provision for income taxes	1,063	1,663
Provision for income taxes	374	424

Net income	$689	$1,239

Basic net income per share	$0.03	$0.08

Diluted net income per share	$0.03	$0.07

Basic weighted average common shares outstanding	21,978	16,185

Diluted weighted average common shares outstanding	22,568	16,860

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$689	$1,239

Other comprehensive loss components:
Cumulative translation adjustment	(49)	(594)
Unrealized (loss) gain on marketable securities, net of taxes	(6)	25

Total other comprehensive loss	(55)	(569)

Comprehensive income	$634	$670

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Operating activities:
Net income	$689	$1,239
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,241	1,538
Stock-based compensation expense	1,466	839
Loss on disposal of fixed assets	32	—
Noncash interest expense on capital lease obligations	366	—
Deferred income taxes	44	83
Net accretion of marketable securities	240	623
Changes in operating assets and liabilities:
Accounts receivable	(3,617)	(3,276)
Inventories	(2,732)	(1,360)
Net book value of demonstration inventory sold	126	114
Prepaid expenses and other current assets	260	96
Accounts payable	2,696	1,807
Due to related party	407	(195)
Tax benefit from the exercise of stock options	(382)	(74)
Accrued expenses	(4,748)	538
Deferred revenue	(8)	(1,078)
Other noncurrent liabilities	—	(109)

Net cash (used in) provided by operating activities	(920)	785

Investing activities:
Purchases of property and equipment	(4,394)	(806)
Proceeds from the sales and maturities of marketable securities	3,565	12,415
Purchases of marketable securities	(17,083)	(9,709)
Decrease in other noncurrent assets	(127)	10

Net cash (used in) provided by investing activities	(18,039)	1,910

Financing activities:
Excess tax benefit on options exercised	382	74
Proceeds from stock option exercises	7,340	492
Payments on capital lease obligation	(311)	(80)

Net cash provided by financing activities	7,411	486
Effect of exchange rate changes on cash and cash equivalents	(77)	(1)

Net (decrease) increase in cash and cash equivalents	(11,625)	3,180
Cash and cash equivalents, beginning of the period	93,655	86,057

Cash and cash equivalents, end of the period	$82,030	$89,237

Supplemental cash flow information
Cash paid for interest	$5	$7

Cash paid for income taxes	$810	$64

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$556	$1,048

Net effect of acquisition-related opening balance sheet adjustments	$115	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.5 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, respectively, Cynosure had $25,000 and $19,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenues	$65	$36
Sales and marketing	443	240
Research and development	228	141
General and administrative	730	422

Total stock-based compensation expense	$1,466	$839

Cash received from option exercises was $7.3 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively.

Cynosure granted 657,240 and 284,200 stock options during the three months ended March 31, 2014 and 2013, respectively. Cynosure utilizes the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the three months ended March 31, 2014 and 2013 was $11.23 and $13.47, respectively, using the following assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.44% - 1.76%	0.79% - 0.92%
Expected dividend yield	—	—
Expected term	4.6 years	4.8 years
Expected volatility	43% - 44%	56%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure granted 44,840 restricted stock units during the three months ended March 31, 2014 to employees at a fair market value of its common stock on the date of grant and which vest quarterly over a three-year period. Cynosure is recognizing related compensation expense on a straight-line basis over the three-year period.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$14,081	$17,234
Work in process	3,903	2,316
Finished goods	38,504	34,548

	$56,488	$54,098

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,433	$—	$—	$5,433
State and municipal bonds (2)	—	27,844	—	27,844
Treasuries and government agencies	—	19,024	—	19,024
Corporate obligations and commercial paper	—	3,016	—	3,016
Equity securities	35	—	—	35

Total	$5,468	$49,884	$—	$55,352

(1)	Included in cash and cash equivalents at March 31, 2014.
(2)	$1.2 million included in cash and cash equivalents at March 31, 2014.

During the three months ended March 31, 2014, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at March 31, 2014 or December 31, 2013.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at March 31, 2014 consist of approximately $49.9 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies, corporate obligations and commercial paper and approximately $35,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of March 31, 2014, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$1,214	$1,214	$—	$—

Total cash equivalents	$1,214	$1,214	$—	$—

Short-term marketable securities:
State and municipal bonds	$17,303	$17,299	$4	$—
Treasuries and government agencies	19,024	19,014	10	—
Corporate obligations and commercial paper	3,016	3,013	3	—
Equity securities	35	47	—	(12)

Total short-term marketable securities	$39,378	$39,373	$17	$(12)

Long-term marketable securities:
State and municipal bonds	$9,327	$9,327	$4	$(4)

Total long-term marketable securities	$9,327	$9,327	$4	$(4)

Total available-for-sale securities	$49,919	$49,914	$21	$(16)

Total marketable securities	$48,705

As of December 31, 2013, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$793	$793	$—	$—

Total cash equivalents	$793	$793	$—	$—

Short-term marketable securities:
State and municipal bonds	$10,552	$10,551	$1	$—
Treasuries and government agencies	15,028	15,018	10	—
Corporate obligations and commercial paper	1,004	1,004	—	—
Equity securities	49	8	41	—

Total short-term marketable securities	$26,633	$26,581	$52	$—

Long-term marketable securities:
State and municipal bonds	$6,788	$6,787	$1	$—
Corporate obligations and commercial paper	2,016	2,015	1	—

Total long-term marketable securities	$8,804	$8,802	$2	$—

Total available-for-sale securities	$36,230	$36,176	$54	$—

Total marketable securities	$35,437

As of March 31, 2014, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$27,844	$18,517	$9,327	$—
Treasuries and government agencies	19,024	19,024	—	—
Corporate obligations and commercial paper	3,016	3,016	—	—

Total available-for-sale debt securities	$49,884	$40,557	$9,327	$—

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

Cynosure has retained an independent valuation firm to assess the fair value of the identifiable intangible assets and certain tangible assets acquired, and is also currently assessing the fair value of other assets acquired and liabilities assumed. Pro forma financial information was filed with the SEC within the applicable time period. Cynosure has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of June 24, 2013. As such, the fair value of the assets acquired and liabilities assumed presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed. During the first quarter of 2014, Cynosure revised its estimates of the assets acquired and liabilities assumed in regards to the acquisition of Palomar, and as a result, increased goodwill $115,000 from December 31, 2013 to March 31, 2014, due primarily to a reclassification of certain tax reserves, adjustments to the inventory reserve and write downs of accruals related to the opening balance sheet.

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

The following table summarizes the purchase price allocation, net of $117.9 million in cash, cash equivalents and marketable securities acquired (in thousands):

Purchase price:
Cash and stock paid	$287,204
Cash, cash equivalents and marketable securities acquired	(117,929)

Purchase price, net	$169,275

Assets (liabilities) acquired:
Accounts receivable	11,761
Inventory	19,918
Prepaids and other assets	722
Property and equipment	30,639
Other assets	132
Intangible assets	52,340
Goodwill	79,460
Accounts payable	(7,269)
Accrued expenses	(9,587)
Deferred revenue	(3,528)
Deferred tax liability	(5,313)

Total	$169,275

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the three months ended March 31, 2014 were as follows (in thousands):

Balance — December 31, 2013	$95,183
Palomar acquisition	115
Translation adjustment	(20)

Balance — March 31, 2014	$95,278

Other intangible assets consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
March 31, 2014
Cost	$27,510	$384	$16,108	$16,930	$1,338	$62,270
Translation adjustment	—	38	24	—	3	65
Accumulated amortization	(3,591)	(245)	(4,174)	(964)	(7)	(8,981)

Balance, March 31, 2014	$23,919	$177	$11,958	$15,966	$1,334	$53,354

December 31, 2013
Cost	$27,510	$384	$15,833	$16,930	$1,338	$61,995
Translation adjustment	—	40	26	—	4	70
Accumulated amortization	(2,216)	(239)	(3,662)	(761)	(8)	(6,886)

Balance, December 31, 2013	$25,294	$185	$12,197	$16,169	$1,334	$55,179

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for the three months ended March 31, 2014 and 2013 was $2.1 million and $0.3 million, respectively. Cynosure has approximately $1.3 million of indefinite-life intangible assets that are included in other intangible assets in the table above. As of March 31, 2014, amortization expense on existing intangible assets for the next five years and beyond is as follows (table in thousands):

Remainder of 2014	$6,322
2015	8,452
2016	7,671
2017	5,732
2018	4,277
2019 and thereafter	19,569

Total	$52,023

Note 8 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2014, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance — December 31, 2013	$6,651
Warranty provision related to new sales	2,953
Costs incurred	(2,967)

Balance — March 31, 2014	$6,637

Note 9 — Segment Information

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

The following table represents total revenue by geographic destination:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States	$27,948	$17,740
Europe	12,133	7,768
Asia / Pacific	15,527	10,937
Other	6,396	4,245

Total	$62,004	$40,690

Total assets by geographic area are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
United States	$401,736	$390,941
Europe	16,346	15,916
Asia / Pacific	12,171	11,496
Eliminations	(4,670)	(3,859)

Total	$425,583	$414,494

Long-lived assets by geographic area are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
United States	$26,256	$24,120
Europe	2,104	2,403
Asia / Pacific	1,948	1,600

Total	$30,308	$28,123

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

Note 10 — Net Income Per Common Share

Basic net income per share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and restricted stock units based on the treasury stock method. For the three months ended March 31, 2014 and 2013, there are no outstanding Class B shares, and Cynosure may not issue Class B shares in the future.

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$689	$1,239

Basic weighted average common shares outstanding	21,978	16,185
Weighted average common equivalent shares	590	675

Diluted weighted average common shares outstanding	22,568	16,860

Basic net income per share	$0.03	$0.08

Diluted net income per share	$0.03	$0.07

For the three months ended March 31, 2014 and 2013, approximately 1.1 million and 0.4 million, respectively, weighted average stock options and restricted stock units to purchase shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Note 11 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2014 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2013	$36	$(1,535)	$(1,499)
Current period other comprehensive loss	(6)	(49)	(55)

Balance — March 31, 2014	$30	$(1,584)	$(1,554)

Note 12 — Related Party Transactions

On March 21, 2014, El.En. S.p.A. (El.En.) announced it had sold 1,100,000 shares of Cynosure’s common stock. As of March 31, 2014, El. En. owned approximately 4% of Cynosure’s outstanding common stock. Purchases of inventory from El.En. during the three months ended March 31, 2014 and 2013 were approximately $1.4 million and $1.6 million, respectively. As of March 31, 2014 and December 31, 2013, amounts due to related party for these purchases were approximately $1.7 million and $1.3 million, respectively. There were no amounts due from El.En. as of March 31, 2014 or December 31, 2013.

Note 13 — Income Taxes

During each of the three months ended March 31, 2014 and 2013, Cynosure recorded an income tax provision of $0.4 million. The income tax provision for the three months ended March 31, 2014 is primarily attributable to the tax provision on the earnings of its foreign and domestic operations.

At December 31, 2013, Cynosure had gross tax-effected unrecognized tax benefits of $1.7 million, of which $0.1 million, if recognized, would favorably impact the effective tax rate. During the three months ended March 31, 2014, Cynosure recorded an immaterial amount of interest and penalties on the previously recorded unrecognized tax benefits. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2009. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2009.

Note 14 — Commitments and Contingencies

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

ASC 840, Leases, establishes the framework for accounting for the Amendment. In accordance with ASC 840, Cynosure is accounting for the land portion of the leased premises as an operating lease. The buildings at 5 Carlisle Road and 3 Carlisle Road have met the criteria for capital lease accounting under ASC 840-10-25-1, and thus Cynosure is accounting for the buildings portion of the leased premises as capital leases and incurring interest charges accordingly. The interest rates used for the 5 Carlisle Road and 3 Carlisle Road capital leases are 10.8% and 8.8%, respectively. The expansion of the leased premises, and the improvements to the leased premises, are recorded on the balance sheet as leasehold improvements within property, plant and equipment. Assets under capital leases and leasehold improvements related to the Amendment are amortized using the straight-line method over the respective lease term.

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancelable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three months ended March 31, 2014 was approximately $1.0 million.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows, in thousands:

	Operating Leases	Capital Leases
Remainder of 2014	$945	$385
2015	776	115
2016	889	2,069
2017	903	2,524
2018	847	2,516
Thereafter	2,910	22,677

Total minimum lease payments	$7,270	$30,286

Less amount representing interest		(14,990)

Present value of obligations under capital leases		$15,296
Current portion of capital lease obligations		272

Capital lease obligations, net of current portion		$15,024

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of March 31, 2014.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$30,286	$414	$2,785	$5,036	$22,051
Operating leases	7,270	1,138	1,696	1,671	2,765

Total contractual obligations	$37,556	$1,552	$4,481	$6,707	$24,816

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 17, 2014. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculptingS for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our SmoothShapes XV product line for the temporary reduction in the appearance of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions;

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos and benign pigmented lesions;

•	our Icon Aesthetic System for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our StarLux laser and pulsed light system for hair removal, skin resurfacing and skin rejuvenation; and

•	our Vectus diode laser for high volume hair removal.

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

In March 2013, we commenced commercialization of our PicoSure® system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. FDA clearance to market the PicoSure laser was received in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received marketing authorization for our PicoSure system in Canada in July 2013, in Australia in November 2013, and in Korea and Taiwan in January 2014.

In 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we have developed in partnership with Unilever. Unilever has advised us that it expects to launch the product commercially in the second half of 2014.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the three months ended March 31, 2014, we derived approximately 80% of our revenues from sales of our products and 20% of our revenues from parts, accessories, service and royalty revenues. During the three months ended March 31, 2013, we derived approximately 84% of our revenues from sales of products and 16% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

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

We sell our products through a direct sales force in North America, France, Spain, the United Kingdom, Germany, Australia, Korea, China, Japan and Mexico, and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2014 and 2013, we derived 53% and 54% of our total revenues, respectively, from sales outside North America. As of March 31, 2014, including expansion from the acquisition of Palomar, we had 85 sales employees covering North America and 60 sales employees in France, Spain, the United Kingdom, Germany, Korea, China, Japan and Australia. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2014 and 2013:

	Percentage of Revenues
	Three Months Ended March 31,
Region	2014	2013
North America	47%	46%
Europe	20	19
Asia/Pacific	25	27
Other	8	8

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2014 and 2013, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				$ Change	% Change
	2014		2013
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$49,701	80%	$34,117	84%	$15,584	46%
Parts, accessories, service and royalty revenues	12,303	20	6,573	16	5,730	87

Total revenues	62,004	100	40,690	100	21,314	52
Cost of revenues	26,609	43	17,003	42	9,606	56

Gross profit	35,395	57	23,687	58	11,708	49
Operating expenses
Sales and marketing	20,122	32	12,603	31	7,519	60
Research and development	5,574	9	3,781	9	1,793	47
Amortization of intangible assets acquired	713	1	214	—	499	233
General and administrative	7,640	13	5,101	13	2,539	50

Total operating expenses	34,049	55	21,699	53	12,350	57

Income from operations	1,346	2	1,988	5	(642)	(32)
Interest (expense) income, net	(349)	—	32	—	(381)	(1,191)
Other income (expense), net	66	—	(357)	(1)	423	(118)

Income before provision for income taxes	1,063	2	1,663	4	(600)	(36)
Provision for income taxes	374	1	424	1	(50)	(12)

Net income	$689	1%	$1,239	3%	$(550)	(44)%

Revenues

Total revenue for the three months ended March 31, 2014 increased by $21.3 million, or 52%, to $62.0 million, as compared to the three months ended March 31, 2013 revenues of $40.7 million (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Product sales in North America	$21,609	$16,337	$5,272	32%
Product sales outside North America	28,092	17,780	10,312	58
Global parts, accessories, service and royalty sales	12,303	6,573	5,730	87

Total Revenues	$62,004	$40,690	$21,314	52%

The increase in revenue was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by $5.3 million, or 32%, from the 2013 period primarily due to an increase in the number of units sold attributable to the introduction of additional products, including PicoSure, Vectus and Icon systems.

•	Revenues from the sale of products outside of North America increased by $10.3 million, or 58%, from the 2013 period primarily due to an increase in average selling prices and number of units sold attributable to the introduction of additional products, including PicoSure, Vectus and Icon systems.

•	Revenues from the sale of parts, accessories, services and royalties increased by $5.7 million, or 87%, from the 2013 period, primarily due to an increase in revenues generated from performing service on laser systems, including our recently acquired Palomar product lines. Royalty revenues contributed $1.9 million for the quarter ended March 31, 2014.

Cost of Revenues

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Cost of revenues (in thousands)	$26,609	$17,003	$9,606	56%
Cost of revenues (as a percentage of total revenues)	43%	42%

Total cost of revenues increased $9.6 million, or 56%, to $26.6 million for three months ended March 31, 2014, as compared to $17.0 million for the three months ended March 31, 2013. The increase was primarily associated with our 52% increase in total revenues along with an increase of $1.3 million in amortization expense on intangible assets acquired classified as a component of cost of revenues. Cost of revenues also includes approximately $0.6 million in costs incurred in connection with the royalty revenues of $1.9 million. Total cost of revenues increased slightly as a percentage of total revenues, to 43% for the three months ended March 31, 2014, from 42% for the three months ended March 31, 2013, primarily due to a higher percentage of product sales outside of North America, where our products tend to have lower profit margins.

Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Sales and marketing (in thousands)	$20,122	$12,603	$7,519	60%
Sales and marketing (as a percentage of total revenues)	32%	31%

Sales and marketing expenses increased $7.5 million, or 60%, for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013. The increase was primarily due to sales and marketing expenses attributable to the integration of the Palomar sales and marketing team, including increases in personnel and commission expenses of $5.4 million due to increases in the number of our sales employees and increased product revenues, as well as an increase of $1.2 million due to increased workshops, trade shows and other promotional efforts.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Research and development (in thousands)	$5,574	$3,781	$1,793	47%
Research and development (as a percentage of total revenues)	9%	9%

Research and development expenses increased $1.8 million, or 47%, for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013. The increase was primarily due to research and development expenses attributable to the integration of the Palomar research and development team for the quarter ended March 31, 2014.

Amortization of Intangible Assets Acquired

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Amortization of intangible assets acquired (in thousands)	$713	$214	$499	233%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—%

Amortization of intangible assets acquired increased $0.5 million, or 233%, for the quarter ended March 31, 2014, as compared with the quarter ended March 31, 2013. The increase resulted from an increase in amortization expense for the identifiable intangible assets from the Palomar acquisition for the quarter ended March 31, 2014.

General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
General and administrative (in thousands)	$7,640	$5,101	$2,539	50%
General and administrative (as a percentage of total revenues)	13%	13%

General and administrative expenses increased $2.5 million, or 50%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is primarily due to $1.5 million in costs associated with the acquisition of Palomar during the quarter ended March 31, 2014, including $0.5 million in compensation expense in connection with change of control severance arrangements and $0.3 million in professional services fees. Excluding acquisition costs, general and administrative expenses increased due to increased headcount associated with our Palomar acquisition.

Interest (Expense) Income, net

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Interest (expense) income, net (in thousands)	$(349)	$32	$(381)	(1,191)%

The decrease in interest (expense) income, net was primarily due to interest charges of $0.4 million during the first quarter of 2014 associated with the capital lease of our U.S. operating facility. In the fourth quarter of 2013, we amended our lease agreement in Westford, MA, extending the term and the rentable space. We are treating the buildings portion of the lease as a capital lease and incurring interest charges accordingly. We expect interest charges to approximate $1.1 million for the remainder of 2014.

Other Income (Expense), net

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Other income (expense), net (in thousands)	$66	$(357)	$423	(118)%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the three months ended March 31, 2014, as compared to net foreign currency remeasurement losses in the three months ended March 31, 2013, primarily due to strengthening of the U.S. dollar.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Provision for income taxes (in thousands)	$374	$424	$(50)	(12)%
Provision as a % of income before provision for income taxes	35%	25%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In the first quarter of 2014, we recorded an income tax provision of $0.4 million, representing an effective tax rate of 35%. The income tax provision in both the 2014 and 2013 periods was primarily attributable to the tax provision recorded on current domestic and foreign taxable earnings. We have a partial valuation allowance on the net deferred tax assets in the United States as we have benefitted our U.S. deferred tax assets to the extent we have taxable income in a carryback year and existing taxable temporary differences. We continue to maintain a valuation allowance on the net deferred tax assets of our foreign subsidiaries in Japan, Mexico, and Australia, as well as Palomar Spain and Palomar Germany.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through proceeds from public offerings of our Class A common stock and funds generated from our operations.

At March 31, 2014, our cash, cash equivalents and short and long-term marketable securities were $130.7 million. Our cash and cash equivalents of $82.0 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts, investments in money market funds and various state and municipal governments. Our short-term marketable securities of $39.4 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by March 15, 2015. Our long-term marketable securities of $9.3 million consist of investments in various state and municipal governments, all of which mature by March 1, 2016.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the three months ended March 31, 2014 and 2013, we purchased $4.4 million and $0.8 million, respectively, of property and equipment. During the three months ended March 31, 2014 and 2013, we transferred $0.6 million and $1.0 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2014 will increase compared with the 2013 period as we become fully integrated following the acquisition of Palomar.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. Following this increase, approximately $19.6 million remains available to repurchase shares under the program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the three months ended March 31, 2014, we did not repurchase any shares of our common stock under this program. As of March 31, 2014, we have repurchased an aggregate of 886,407 shares under this program and previous programs at an aggregate cost of $17.6 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2014. This resulted primarily from net changes in working capital items decreasing cash from operating activities by approximately $8.0 million driven by increases in inventory and accounts receivable and decreases in accrued expenses. This was offset by approximately $6.1 million in depreciation, amortization, stock-based compensation and interest expense and by approximately $0.7 million in net income for the period. Net cash used in investing activities was $18.0 million for the three months ended March 31, 2014, which consisted of purchases of marketable securities of $17.1 million and purchases of property and equipment of $4.4 million, offset by net proceeds from the sales and maturities of marketable securities of $3.6 million. Net cash provided by financing activities during the three months ended March 31, 2014 was $7.4 million, primarily relating to proceeds from stock option exercises.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our critical accounting policies as of March 31, 2014.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries and corporate obligations and commercial paper. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by March 1, 2016. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	March 31, 2014	Future Maturities in 2014	Future Maturities in 2015	Future Maturities in 2016
Investments (at fair value)	$49,884	$29,065	$19,872	$947
Weighted average interest rate	0.23%	0.19%	0.35%	0.29%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 45% of our total international revenues during the three months ended March 31, 2014. Substantially all of the remaining 55% were sales in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired Palomar on June 24, 2013. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Telephone Consumer Protection Act Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or the TCPA in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision, and oral argument on the appeal was held in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 plaintiff filed a request for further appellate review by the Supreme Judicial Court. On May 6, 2014, the Supreme Judicial Court issued a Notice of Denial of Application for Further Apellate Review. No further appeals are possible in Massachusetts. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. In August 2013, plaintiff filed its motion with the court, although the deadline had been April 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. In February 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013. We filed our opposition.

Merger Litigation

On March 21, 2013, a putative stockholder class action complaint, captioned Edgar Calin v. Palomar Medical Technologies, Inc., et al., No. 13-1051 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of Cynosure, or Commander, in Massachusetts Superior Court in Suffolk County. On April 9, 2013, a second putative stockholder class action complaint, captioned Vladimir Gusinsky Living Trust v. Palomar Medical Technologies, Inc., et al., No. 13-1328 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors and us in Massachusetts Superior Court in Suffolk County. On April 12, 2013, a third putative stockholder class action complaint, captioned Albert Saffer v. Palomar Medical Technologies, Inc. et al., No. 13-1385 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander in Massachusetts Superior Court in Suffolk County (collectively with Edgar Calin and Gusinsky Living Trust, the “Massachusetts State Actions”). On April 23, 2013, each of the plaintiffs in the foregoing suits filed an amended complaint. Each amended complaint alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger contemplated by the agreement and plan of merger, dated as of March 17, 2013, by and among Palomar, us and Commander, and that we and, with respect to the Calin and Saffer suits, Commander, aided and abetted the alleged breach of fiduciary duties. Each amended complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by us is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiffs in the three Massachusetts actions moved to expedite the proceedings on May 1, 2013 and moved to consolidate the actions on May 1, 2013. On May 13, 2013, each of the defendants in the three Massachusetts actions filed an opposition to expedite, an opposition to consolidate and a cross motion to stay its respective action. On May 16, 2013, each of the plaintiffs filed oppositions to defendants’ cross motion to stay. On May 17, 2013, the Massachusetts Superior Court issued an order denying plaintiffs’ motion for expedited proceedings and granting defendants’ cross motion to stay the Massachusetts actions.

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

On May 28, 2013, a sixth putative stockholder class action complaint, captioned Melvin Lax v. Palomar Medical Technologies, Inc., et al., No. 13-11276 (D. Mass.) (the “Massachusetts Federal Action”), was filed against Palomar, its board of directors, Cynosure, and Commander in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger, that Cynosure and Commander aided and abetted the alleged breach of fiduciary duties, and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by issuing a materially misleading Proxy Statement. Plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs. On August 5, 2013, the parties filed a stipulation and joint motion to stay proceedings.

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

The Delaware Memorandum of Understanding and the Massachusetts Memorandum of Understanding contemplate that the parties will enter into a stipulation of settlement. On May 1, 2014, Cynosure, Palomar and the Delaware plaintiffs entered into a stipulation of settlement. The stipulation of settlement was filed with the Court of Chancery of the State of Delaware and a hearing has been scheduled for July 21, 2014 to approve the notice to be sent to former stockholders of Palomar. Following notice to stockholders of Palomar, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law) and the Delaware actions will be dismissed with prejudice. In connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by Palomar or its successor. As Palomar’s successor, we will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. In addition, also on May 1, 2014, Cynosure, Palomar and the Massachusetts plaintiffs filed a joint stipulation seeking dismissal of the Massachusetts State Actions. There can be no assurance that the Court of Chancery of the State of Delaware will approve the settlement or that the Massachusetts State or Federal Actions will be dismissed. In such event, the proposed settlement as contemplated by the Delaware and Massachusetts Memorandums of Understanding may be terminated.

Tria Beauty, Inc., First Massachusetts Litigation

On June 24, 2009, Palomar commenced an action for patent infringement against Tria Beauty, Inc. (Tria) (previously named Spectragenics, Inc.), in the U.S. District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringed U.S. Patent No. 5,735,844, which is exclusively licensed to Palomar by MGH. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. On September 21, 2009, following successful re-examination of U.S. Patent No. 5,595,568 (the “‘568 patent”) Palomar filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to Palomar by MGH. Palomar’s motion also included adding MGH as a plaintiff in the lawsuit. A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and Palomar received what they consider to be a favorable ruling on October 13, 2010. On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct. On April 12, 2013, Tria filed a motion for summary judgment of non-infringement. On May 17, 2013, Palomar filed a response to Tria’s motion for summary judgment, and on June 14, 2013, Tria filed its reply to Palomar’s response. A hearing on this motion was held on September 25, 2013. A ruling was not issued. On December 13, 2013, Cynosure, Palomar and MGH entered into a comprehensive settlement agreement with Tria which ended the patent disputes between the companies, including this patent dispute. This settlement agreement includes two Non-exclusive Patent License Agreements by Cynosure and Palomar with Tria. The first agreement grants Tria a non-exclusive, worldwide license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for consumer hair removal products. As part of the agreement, Tria will pay Cynosure $8.5 million. The first payment of $3.4 million was made on December 19, 2013. The second payment of $5.1 million is to be made on the earlier of September 15, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure has received a royalty-free license to certain Tria patents outside the consumer field. The second agreement grants Tria a non-exclusive, royalty bearing, worldwide license to the claims of certain Palomar patents, including but not limited to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796, for consumer hair removal products. These patent claims cover the hair removal products that were the subject of the second lawsuit between Palomar and Tria. As part of the agreement, Tria will pay Cynosure $1.5 million covering sales made prior to October 1, 2013. The first payment of $0.6 million was made on December 19, 2013. The second payment of $0.9 million is to be made on the earlier of December 20, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure will receive a 3% royalty on U.S. sales made after October 1, 2013 through September 30, 2021 with respect to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796 or through the expiration of any other licensed Palomar patent if such expiration is after September 30, 2021, unless the second agreement is terminated earlier. Cynosure shall pay MGH approximately $1.8 million of the Tria settlement payments.

Tria Beauty, Inc., Second Massachusetts Litigation

On May 22, 2012, Palomar commenced an action for patent infringement against Tria in the U.S. District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringed U.S. Patent No. 8,182,473 (the “‘473 patent”). On July 16, 2012, Tria answered the complaint denying that its products infringe valid claims of the ‘473 patent and filing counterclaims seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. Tria’s answer further included purported counterclaims of violation of Massachusetts General Laws Chapter 93A and abuse of process, seeking damages “in excess of $75,000, exclusive of interest and costs.” On December 20, 2012, Palomar filed a second amended complaint which further alleges that the Tria System infringes U.S. Patent Nos. 8,328,794 and 8,328,796. On January 13, 2013, Tria answered the second amended complaint denying that its products infringe valid claims of the asserted patents and filing counterclaims seeking a declaratory judgment that the asserted patents are not infringed, are invalid and not enforceable. On December 13, 2013, Cynosure, Palomar and MGH entered into a comprehensive settlement agreement with Tria which ended the patent disputes between the companies, including this patent dispute. This settlement agreement includes two Non-exclusive Patent License Agreements by Cynosure and Palomar with Tria. The first agreement grants Tria a non-exclusive, worldwide license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for consumer hair removal products. As part of the agreement, Tria will pay Cynosure $8.5 million. The first payment of $3.4 million was made on December 19, 2013. The second payment of $5.1 million is to be made on the earlier of September 15, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure has received a royalty-free license to certain Tria patents outside the consumer field. The second agreement grants Tria a non-exclusive, royalty bearing, worldwide license to the claims of certain Palomar patents, including but not limited to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796, for consumer hair removal products. These patent claims cover the hair removal products that were the subject of the second lawsuit between Palomar and Tria. As part of the agreement, Tria will pay Cynosure $1.5 million covering sales made prior to October 1, 2013. The first payment of $0.6 million was made on December 19, 2013. The second payment of $0.9 million is to be made on the earlier of December 20, 2014 or five business days following an initial public offering by Tria or a change of control of Tria. In addition, Cynosure will receive a 3% royalty on U.S. sales made after October 1, 2013 through September 30, 2021 with respect to U.S. Patent Nos. 8,182,473, 8,328,794, and 8,328,796 or through the expiration of any other licensed Palomar patent if such expiration is after September 30, 2021, unless the second agreement is terminated earlier. Cynosure shall pay MGH approximately $1.8 million of the Tria settlement payments.

Asclepion Laser Technologies GmbH, Italian Litigation

In October 2010, Palomar was served with an International Summons for a lawsuit filed in September 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy. In this suit, Asclepion asked the Italian court to declare that Asclepion’s MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by MGH. We filed a request with the Italian Supreme Court challenging the international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents. A hearing was held in May 2013, and in a development contrary to settled Italian case law, the Italian Supreme Court ruled that the Italian courts have jurisdiction over the Italian as well as the German portions of the European patent. Asclepion has resumed its case before the Court of Rome. In March 2014, Cynosure, Palomar and MGH entered into a comprehensive settlement agreement with Asclepion which ended the patent disputes between the companies, including this patent dispute, the Asclepion Laser Technologies GmbH, German Litigation described below and pending opposition proceedings before the European Patent Office. This settlement agreement includes a Non-exclusive Patent License Agreement under which Asclepion is granted a non-exclusive, worldwide, fully paid-up license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts, for professional hair removal products and Cynosure and Palomar are granted a non-exclusive, worldwide, royalty-free license to certain Asclepion patents. As part of the agreement, Asclepion will make two payments to Cynosure for the paid-up license. The first payment was made in March 2014 and the second payment is to be made on the earlier of March 17, 2015 or five business days following an initial public offering by Asclepion or a change of control of Asclepion. MGH will receive 40% of the first and second payments from Asclepion, after deducting our related outside legal costs.

Asclepion Laser Technologies GmbH, German Litigation

In October 2010, prior to being served the International Summons for the above described lawsuit in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation), Palomar commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief. The complaint alleged that Asclepion’s MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by MGH. This proceeding was stayed by mutual agreement of the parties in January 2011 pending the outcome of Asclepion Laser Technologies GmbH, Italian Litigation and a final decision in opposition proceedings rendered by the European Patent Office, in which Asclepion filed an intervention in December 2010. In March 2014, Cynosure, Palomar and MGH entered into a comprehensive settlement agreement with Asclepion which ended the patent disputes between the companies, including this patent dispute, the Asclepion Laser Technologies GmbH, Italian Litigation described above and the pending opposition proceedings before the European Patent Office. This settlement agreement includes a Non-exclusive Patent License Agreement under which Asclepion is granted a non-exclusive, worldwide, fully paid-up license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts, for professional hair removal products and Cynosure and Palomar are granted a non-exclusive, worldwide, royalty-free license to certain Asclepion patents. As part of the agreement, Asclepion will make two payments to Cynosure for the paid-up license. The first payment was made in March 2014 and the second payment is to be made on the earlier of March 17, 2015 or five business days following an initial public offering by Asclepion or a change of control of Asclepion. MGH will receive 40% of the first and second payments from Asclepion, after deducting our related outside legal costs.

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

We have revised our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2013. For convenience, all of our risk factors are included below, and we have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 15.

Risks Related to Our Business and Industry

*We have a history of net losses.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012 and the first quarter of 2013 and returned to profitability in the fourth quarter of 2013 and first quarter of 2014, we incurred a net loss in the second and third quarters of 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

*If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products could decline, which would adversely affect our operating results.

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

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and macroeconomic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates, consumer confidence and other factors. If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products would decline, and our business would suffer.

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. Although demand increased from 2010 through 2013, there was a decrease in demand in the first quarter of 2014. We believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

For example, in conjunction with Unilever, we developed a laser treatment system for the home-use market. This system has been cleared by the FDA for marketing in the United States for the treatment of wrinkles. Unilever holds exclusive rights to sell this product, and Unilever has advised us that it expects to launch this product commercially in the second half of 2014. However, because competitors have already introduced home-use laser systems to the market, this home-use system may not gain anticipated levels of market acceptance. If these products or others that we introduce do not gain market acceptance, our business would suffer.

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

*We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 48%, 49% and 56% of our product revenues from sales outside North America for the years ended December 31, 2013, 2012 and 2011, respectively. In the first quarter of 2014 we derived 57% of our product revenues from sales outside of North America.

Our international sales are subject to a number of risks, including:

•	foreign certification and regulatory requirements;

•	difficulties in staffing and managing our foreign operations;

•	import and export controls; and

•	political and economic instability.

If we are unsuccessful at managing these risks, our results of operations may be adversely affected.

*We may incur foreign currency translation charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 51% of our revenues outside of North America for the year ended December 31, 2013, and 50% of our revenues outside of North America for the year ended December 31, 2012, were denominated in or linked to the U.S. dollar. In the first quarter of 2014, 45% of our revenues outside of North America were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

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

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2012 through May 2, 2014, our Class A common stock has traded as high as $31.48 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

*Our common stock could be further diluted by the conversion of outstanding options and restricted stock units.

In the past, we have issued and still have outstanding convertible securities in the form of options and restricted stock units. We may continue to issue options, restricted stock units, and other equity rights as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to us. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders and could adversely affect the market price of our common stock.

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

*We rely on third party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In North America, France, Spain, the United Kingdom, Germany, Korea, China, Japan, Australia and Mexico, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which we expect to be launched in the United States in the second half of 2014, will be sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25%, 25%, and 25% of our product revenue in 2013, 2012 and 2011, respectively. In the first quarter of 2014, sales of our aesthetic treatment systems by third party distributors represented 24% of our product revenue.

We do not control our distributors or Unilever, and these parties may not be successful in marketing our products. These parties may fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with most of our third party distributors and a distribution and licensing agreement in place with Unilever. We cannot be sure that our distributors or Unilever will agree with our interpretation of the terms of the agreements or that we will receive payments under the agreements. The third party distributors with which we do not have written distributor agreements may also disagree with the terms of our relationship. Our distributors and Unilever may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors or other parties that sell our products do not perform adequately, or if we fail to maintain our existing relationships with these parties or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer. If Unilever fails to successfully sell the home-use product or we fail to maintain our relationship with Unilever, this could have an adverse effect on our business, results of operations and financial condition.

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

*The price of our common stock may decline because of future sales of our shares by El.En.

El.En. may sell all or part of the shares of our common stock that it owns. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares, and, consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our common stock. The shelf registration statement on Form S-3 that was declared effective on October 26, 2012, which we refer to as the shelf registration statement, permits us and El.En. to offer and sell shares of our common stock in one or more offerings. On March 21, 2014, El.En. announced it had sold 1,100,000 shares of our class A common stock.

*If El.En. sells the shares of our stock held by it, our commercial relationship with El.En. may be adversely affected.

El.En. is not subject to any contractual obligation to maintain an ownership position in our shares. The shelf registration statement permits us and El.En. to offer and sell shares of our common stock in one or more offerings. If El.En. does not have a continuing interest or reduced interest in our financial success, it may be more inclined to compete with us in North America and in other markets, not to enter into future commercial agreements with us or to terminate or not renew our existing distribution agreement. If any of these events were to occur, it could harm our business. On March 21, 2014, El.En. announced it had sold 1,100,000 shares of our class A common stock.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the Court denied the class certification motion. In November 2012, the Court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision and oral argument on the appeal was heard in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 plaintiff filed a request for further appellate review by the Supreme Judicial Court. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013 that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. On August 14, 2013, plaintiff filed its motion with the court, although the deadline had been April 26, 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. On February 6, 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013.

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

We have incurred direct transaction costs of approximately $36.5 million in connection with the acquisition, including approximately $24.7 million in “golden parachute” compensation (also known as change of control payments). While we have assumed that a certain level of expenses would be incurred from the integration of the two companies, there are a number of factors beyond our control that could affect the total amount or the timing of all the expected integration expenses. These expenses could exceed the savings that we expect to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies. In addition, the combined company may incur additional material charges in subsequent fiscal quarters to reflect additional costs in connection with the acquisition.

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

*Stockholder class-action lawsuits have been brought against Palomar, its directors and us in connection with the merger. These lawsuits could be expensive and time consuming and cause Palomar’s former directors and us to pay substantial damages and incur additional costs and expenses.

Following the announcement of the merger on March 18, 2013, six putative stockholder class action complaints were filed against Palomar, its directors and us. The complaints allege that the Palomar board of directors breached their fiduciary duties to the Palomar stockholders in connection with the approval of the merger and that we and, in five of the six lawsuits, Commander Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of us, aided and abetted the alleged breach of fiduciary duties. The complaints allege that the Palomar board of directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and to obtain the best financial and other terms, and that the registration statement we filed is materially deficient. In all six lawsuits, we have entered into memorandums of understanding that contemplate the parties entering into a stipulation of settlement. On May 1, 2014, we and the Delaware plaintiffs entered into a stipulation of settlement. The stipulation of settlement was filed with the Court of Chancery of the State of Delaware and a hearing has been scheduled for July 21, 2014 to approve the notice to be sent to former stockholders of Palomar. Following notice to stockholders of Palomar, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law) and the Delaware actions will be dismissed with prejudice. In connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by us. We will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. In addition, also on May 1, 2014, we and the Massachusetts plaintiffs filed a joint stipulation seeking dismissal of the Massachusetts State Actions. There can be no assurance that the Court of Chancery of the State of Delaware will approve the settlement or that the Massachusetts State or Federal Actions will be dismissed. In such event, the proposed settlement as contemplated by the Delaware Memorandum of Understanding and the Massachusetts Memorandum of Understanding may be terminated, and we will continue to vigorously defend these lawsuits. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. If one or more of the lawsuits is successful, it could result in substantial damages to Palomar’s former directors and us and cause us to incur additional costs and expenses in connection with the merger.

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

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. Following this increase, approximately $19.6 million remains available to repurchase shares under the program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the three months ended March 31, 2014, we did not repurchase any shares of our common stock under this program. As of March 31, 2014, we have repurchased an aggregate of 886,407 shares under this program and previous programs at an aggregate cost of $17.6 million.

Item 4.	Mine Safety Disclosure

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: May 9, 2014	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President, Chief Executive Officer

Date: May 9, 2014	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.