Form 10-Q
period 2014-06-30
CYNOSURE INC
filed 2014-08-11
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐    Yes  ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of August 4, 2014:

Class	Number of Shares
Class A Common Stock, $0.001 par value	21,643,570

Cynosure, Inc.

EX-31.1 Section 302 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

EX-31.2 Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

EX-32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) June 30, 2014	(Recast) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$65,939	$93,655
Short-term marketable securities	36,384	26,633
Accounts receivable, net	47,688	36,587
Inventories	52,379	50,251
Prepaid expenses and other current assets	10,291	6,891
Deferred income taxes	9,462	9,341

Total current assets	222,143	223,358
Property and equipment, net	32,304	26,445
Long-term marketable securities	20,627	8,804
Goodwill	99,281	99,237
Intangibles, net	51,245	55,179
Other assets	1,722	1,678

Total assets	$427,322	$414,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,780	$13,985
Amounts due to related party	—	1,268
Accrued expenses	30,420	36,954
Deferred revenue	10,047	9,163
Capital lease obligation	213	286

Total current liabilities	61,460	61,656
Capital lease obligation, net of current portion	15,272	14,957
Deferred revenue, net of current portion	650	1,010
Other noncurrent liabilities	11,820	8,726
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 23,180 Class A shares and no Class B shares at June 30, 2014;
Issued — 22,633 Class A shares and no Class B shares at December 31, 2013	23	23
Additional paid-in capital	352,041	338,742
Retained earnings	13,900	8,636
Accumulated other comprehensive loss	(1,323)	(1,499)
Treasury stock, 1,302 Class A shares, at cost, at June 30, 2014; 886 Class A shares, at cost, at December 31, 2013	(26,521)	(17,550)

Total stockholders’ equity	338,120	328,352

Total liabilities and stockholders’ equity	$427,322	$414,701

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenues	$59,596	$43,022	$109,297	$77,139
Parts, accessories, service and royalty revenues	12,977	7,069	25,280	13,642

Total revenues	72,573	50,091	134,577	90,781
Cost of revenues	31,880	22,304	58,489	39,307

Gross profit	40,693	27,787	76,088	51,474
Operating expenses:
Sales and marketing	20,867	14,231	40,989	26,834
Research and development	4,999	3,536	10,573	7,317
Amortization of intangible assets acquired	713	283	1,426	497
General and administrative	7,716	24,376	15,356	29,477

Total operating expenses	34,295	42,426	68,344	64,125

Income (loss) from operations	6,398	(14,639)	7,744	(12,651)

Interest (expense) income, net	(343)	23	(692)	55
Other income (expense), net	213	(46)	279	(403)

Income (loss) before provision for income taxes	6,268	(14,662)	7,331	(12,999)

Provision (benefit) for income taxes	1,693	(5,708)	2,067	(5,284)

Net income (loss)	$4,575	$(8,954)	$5,264	$(7,715)

Basic net income (loss) per share	$0.21	$(0.54)	$0.24	$(0.47)

Diluted net income (loss) per share	$0.20	$(0.54)	$0.23	$(0.47)

Basic weighted average common shares outstanding	22,088	16,636	22,033	16,412

Diluted weighted average common shares outstanding	22,373	16,636	22,470	16,412

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$4,575	$(8,954)	$5,264	$(7,715)

Other comprehensive gain (loss) components:
Cumulative translation adjustment	229	(34)	180	(628)
Unrealized gain (loss) on marketable securities, net of taxes	2	(4)	(4)	21

Total other comprehensive gain (loss)	231	(38)	176	(607)

Comprehensive income (loss)	$4,806	$(8,992)	$5,440	$(8,322)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$5,264	$(7,715)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,435	3,256
Stock-based compensation expense	3,344	1,703
Loss on disposal of fixed assets	30	4
Noncash interest expense on capital lease obligations	734	—
Deferred income taxes	(154)	(5,625)
Net accretion of marketable securities	625	1,130
Changes in operating assets and liabilities:
Accounts receivable	(10,941)	(10,515)
Inventories	(2,626)	(435)
Net book value of demonstration inventory sold	293	348
Prepaid expenses and other current assets	1,974	250
Accounts payable	5,519	1,140
Due to related party	—	(463)
Tax benefit from stock option exercises	(2,468)	(1)
Accrued expenses	(6,651)	7,551
Deferred revenue	498	(1,037)
Other noncurrent liabilities	—	(109)

Net cash provided by (used in) operating activities	3,876	(10,518)
Investing activities:
Purchases of property and equipment	(9,661)	(1,668)
Proceeds from the sales and maturities of marketable securities	12,940	56,880
Purchases of marketable securities	(35,146)	(10,961)
Cash paid for acquisition, net of cash received	—	(64,978)
(Increase) decrease in other noncurrent assets	(70)	42

Net cash used in investing activities	(31,937)	(20,685)
Financing activities:
Excess tax benefit on options exercised	2,468	1
Repurchases of common stock	(8,971)	—
Proceeds from stock option exercises	7,486	1,226
Acquisition-related equity issuance costs	—	(507)
Payments on capital lease obligation	(516)	(158)

Net cash provided by financing activities	467	562
Effect of exchange rate changes on cash and cash equivalents	(122)	(21)

Net decrease in cash and cash equivalents	(27,716)	(30,662)
Cash and cash equivalents, beginning of the period	93,655	86,057

Cash and cash equivalents, end of the period	$65,939	$55,395

Supplemental cash flow information
Cash paid for interest	$9	$14
Cash paid for income taxes	$1,359	$490

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$1,045	$2,452
Assets acquired under capital lease	$58	$24
Shares of common stock issued in connection with the acquisition of Palomar	$—	$141,353

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

The December 31, 2013 consolidated balance sheet within this Quarterly Report on Form 10-Q has been recast to reflect updated purchase accounting adjustments.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.9 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively. Cynosure recorded stock-based compensation expense of $3.3 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, respectively, Cynosure had $25,000 and $19,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$75	$41	$140	$77
Sales and marketing	519	261	962	501
Research and development	259	150	487	291
General and administrative	1,025	412	1,755	834

Total stock-based compensation expense	$1,878	$864	$3,344	$1,703

Cash received from option exercises was $7.5 million and $1.2 million during the six months ended June 30, 2014 and 2013, respectively.

Cynosure granted 719,230 and 327,700 stock options during the six months ended June 30, 2014 and 2013, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2014 and 2013 was $10.99 and $13.15, respectively, using the following assumptions:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.56% - 1.80%	0.79% - 1.48%
Expected dividend yield	—	—
Expected term	4.6 years	4.8 years
Expected volatility	43%	55% - 56%
Estimated forfeiture rate	5%	5%

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

Cynosure granted 44,840 restricted stock units (RSUs) during the six months ended June 30, 2014 to employees at a fair market value of its common stock on the date of grant and which vest quarterly over a three-year period. Cynosure is recognizing related compensation expense on a straight-line basis over the three-year period.

Cynosure granted 43,500 RSUs during the six months ended June 30, 2014 to non-employee directors at a fair market value of its common stock on the date of grant and which vest quarterly over a one-year period. Cynosure is recognizing related compensation expense on a straight-line basis over the one-year period.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2014	December 31, 2013 (recast)
	(in thousands)
Raw materials	$15,322	$16,900
Work in process	3,562	2,316
Finished goods	33,495	31,035

	$52,379	$50,251

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,028	$—	$—	$2,028
State and municipal bonds (2)	—	42,026	—	42,026
Treasuries and government agencies	—	2,011	—	2,011
Corporate obligations and commercial paper	—	14,009	—	14,009
Equity securities	25	—	—	25

Total	$2,053	$58,046	$—	$60,099

(1)	Included in cash and cash equivalents at June 30, 2014.
(2)	$1.1 million included in cash and cash equivalents at June 30, 2014.

During the six months ended June 30, 2014, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets or liabilities at June 30, 2014 or December 31, 2013.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at June 30, 2014 consist of approximately $58.0 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies, corporate obligations and commercial paper and approximately $25,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of June 30, 2014, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$1,060	$1,060	$—	$—

Total cash equivalents	$1,060	$1,060	$—	$—

Short-term marketable securities:
State and municipal bonds	$20,339	$20,331	$8	$—
Treasuries and government agencies	14,009	14,007	2	—
Corporate obligations and commercial paper	2,011	2,008	3	—
Equity securities	25	27	—	(2)

Total short-term marketable securities	$36,384	$36,373	$13	$(2)

Long-term marketable securities:
State and municipal bonds	$20,627	$20,610	$18	$(1)

Total long-term marketable securities	$20,627	$20,610	$18	$(1)

Total available-for-sale securities	$58,071	$58,043	$31	$(3)

Total marketable securities	$57,011

As of December 31, 2013, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$793	$793	$—	$—

Total cash equivalents	$793	$793	$—	$—

Short-term marketable securities:
State and municipal bonds	$10,552	$10,551	$1	$—
Treasuries and government agencies	15,028	15,018	10	—
Corporate obligations and commercial paper	1,004	1,004	—	—
Equity securities	49	8	41	—

Total short-term marketable securities	$26,633	$26,581	$52	$—

Long-term marketable securities:
State and municipal bonds	$6,788	$6,787	$1	$—
Corporate obligations and commercial paper	2,016	2,015	1	—

Total long-term marketable securities	$8,804	$8,802	$2	$—

Total available-for-sale securities	$36,230	$36,176	$54	$—

Total marketable securities	$35,437

As of June 30, 2014, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$42,026	$21,399	$20,627	$—
Treasuries and government agencies	14,009	14,009	—	—
Corporate obligations and commercial paper	2,011	2,011	—	—

Total available-for-sale debt securities	$58,046	$37,419	$20,627	$—

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

Cynosure retained an independent valuation firm to assess the fair value of the identifiable intangible assets and certain tangible assets acquired, and also assessed the fair value of other assets acquired and liabilities assumed. Pro forma financial information was filed with the SEC within the applicable time period. Cynosure has allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of June 24, 2013. During the six months ended June 30, 2014, Cynosure completed its purchase accounting estimates of the assets acquired and liabilities assumed in regards to the acquisition of Palomar, and as a result, increased goodwill $4.1 million from December 31, 2013 to June 30, 2014, due primarily to adjustments to the inventory reserve of $3.8 million, reclassification of certain tax reserves, increases to accounts payable and decreases to accrued expenses related to the opening balance sheet.

The adjustments related to the opening balance sheet were finalized during the first half of 2014, after the December 31, 2013 financial statements were issued. The adjustments were based on facts that existed at the acquisition date and were finalized using information that came available during the first half of 2014. Under Accounting Standards Codification (ASC) 805, Business Combinations, an acquirer is required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively – as if the accounting from the business combination had been completed at the acquisition date. As a result, the carrying amount of inventory acquired in the acquisition of Palomar was retrospectively decreased by $3.8 million on June 24, 2013, and the carrying amounts of the deferred tax liability and accounts payable acquired in the acquisition of Palomar were retrospectively increased by $0.2 million and $0.1 million, respectively, on June 24, 2013, with corresponding increases to goodwill. The carrying amount of accrued expenses acquired in the acquisition of Palomar was retrospectively decreased by $23,000 on June 24, 2013, with a corresponding decrease to goodwill. The December 31, 2013 consolidated balance sheet within this Quarterly Report on Form 10-Q has been updated to disclose the recast values.

The following table summarizes the final purchase price allocation, net of $117.9 million in cash, cash equivalents and marketable securities acquired (in thousands):

Purchase price:
Cash and stock paid	$287,204
Cash, cash equivalents and marketable securities acquired	(117,929)

Purchase price, net	$169,275

Assets (liabilities) acquired:
Accounts receivable	11,761
Inventory	16,207
Prepaids and other assets	722
Property and equipment	30,639
Other assets	132
Intangible assets	52,340
Goodwill	83,399
Accounts payable	(7,338)
Accrued expenses	(9,748)
Deferred revenue	(3,528)
Deferred tax liability	(5,311)

Total	$169,275

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the six months ended June 30, 2014 were as follows (in thousands):

Balance – December 31, 2013 (recast)	$99,237
Translation adjustment	44

Balance – June 30, 2014	$99,281

Other intangible assets consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
June 30, 2014
Cost	$27,510	$384	$16,108	$16,930	$1,338	$62,270
Translation adjustment	—	45	29	—	4	78
Accumulated amortization	(4,966)	(256)	(4,705)	(1,168)	(8)	(11,103)

Balance, June 30, 2014	$22,544	$173	$11,432	$15,762	$1,334	$51,245

December 31, 2013
Cost	$27,510	$384	$15,833	$16,930	$1,338	$61,995
Translation adjustment	—	40	26	—	4	70
Accumulated amortization	(2,216)	(239)	(3,662)	(761)	(8)	(6,886)

Balance, December 31, 2013	$25,294	$185	$12,197	$16,169	$1,334	$55,179

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for the three months ended June 30, 2014 and 2013 was $2.1 million and $0.4 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $4.2 million and $0.7 million, respectively. Cynosure has approximately $1.3 million of indefinite-life intangible assets that are included in other intangible assets in the table above. As of June 30, 2014, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2014	$4,213
2015	8,452
2016	7,671
2017	5,732
2018	4,277
2019 and thereafter	19,570

Total	$49,915

Note 8 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2014, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance – December 31, 2013	$6,651
Warranty provision related to new sales	6,499
Costs incurred	(6,227)

Balance – June 30, 2014	$6,923

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

The following table represents total revenue by geographic destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$32,722	$22,693	$60,670	$40,434
Europe	13,490	9,005	25,623	16,773
Asia / Pacific	17,199	12,793	32,726	23,729
Other	9,162	5,600	15,558	9,845

Total	$72,573	$50,091	$134,577	$90,781

Total assets by geographic area are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
United States	$400,653	$391,148
Europe	17,573	15,916
Asia / Pacific	13,794	11,496
Eliminations	(4,698)	(3,859)

Total	$427,322	$414,701

Long-lived assets by geographic area are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
United States	$29,576	$24,120
Europe	2,284	2,403
Asia / Pacific	2,166	1,600

Total	$34,026	$28,123

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

Note 10 — Net Income (Loss) Per Common Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and restricted stock units based on the treasury stock method. For the three and six months ended June 30, 2014 and 2013, there were no outstanding Class B shares, and Cynosure may not issue Class B shares in the future.

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$4,575	$(8,954)	$5,264	$(7,715)

Basic weighted average common shares outstanding	22,088	16,636	22,033	16,412
Weighted average common equivalent shares	285	—	437	—

Diluted weighted average common shares outstanding	22,373	16,636	22,470	16,412

Basic net income (loss) per share	$0.21	$(0.54)	$0.24	$(0.47)

Diluted net income (loss) per share	$0.20	$(0.54)	$0.23	$(0.47)

For the three and six months ended June 30, 2014, approximately 1.5 million and 1.3 million, respectively, weighted average stock options and restricted stock units to purchase shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the three and six months ended June 30, 2013, the number of basic and diluted weighted average shares outstanding was the same, as any increase in the number of shares of common stock equivalents for the three and six months ended June 30, 2013 would be antidilutive based on the net loss for the periods. For the three and six months ended June 30, 2013, respectively, outstanding options to purchase 1.1 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 11 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the six months ended June 30, 2014 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2013	$36	$(1,535)	$(1,499)
Current period other comprehensive gain	(4)	180	176

Balance — June 30, 2014	$32	$(1,355)	$(1,323)

Note 12 — Income Taxes

During the three months ended June 30, 2014 and 2013, Cynosure recorded an income tax provision of $1.7 million and income tax benefit of $5.7 million, respectively, representing an effective tax rate of 27% and 39%, respectively. The income tax provision for the three months ended June 30, 2014 is primarily attributable to the tax provision on the earnings of its foreign and domestic operations. The $1.7 million of income tax provision for the three months ended June 30, 2014 includes a $0.3 million discrete tax benefit for the release of valuation allowance previously maintained against the net deferred tax asset of Palomar Spain. The income tax benefit for the three months ended June 30, 2013 is primarily attributable to a non-recurring benefit of $5.8 million for the release of a portion of the legacy Cynosure domestic valuation allowance due to taxable temporary differences available as a source of income as a result of the Palomar business combination.

At December 31, 2013, Cynosure had gross unrecognized tax benefits of $1.7 million, of which $0.1 million, if recognized, would favorably impact the effective tax rate. During the three months ended June 30, 2014, unrecognized tax benefits decreased by $0.8 million, of which none impacted the effective rate. The decrease of $0.8 million in the Company’s unrecognized tax benefits resulted from management’s finalization of its assessment of pre-existing Palomar uncertain tax positions within the purchase accounting period. At June 30, 2013, Cynosure had gross unrecognized tax benefits of $0.9 million, of which $0.1 million, if recognized, would favorably impact the effective tax rate. During the three months ended June 30, 2014, Cynosure recorded an immaterial amount of interest and penalties on the previously recorded unrecognized tax benefits. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

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

Note 13 — Commitments and Contingencies

Lease Commitments

On November 18, 2013, Cynosure entered into a Fifth Amendment to the Lease dated January 31, 2005 (the Lease) related to its headquarters located at 5 Carlisle Road, Westford, MA (Lease Amendment). Pursuant to the Lease Amendment, the term of the Lease has been extended to May 2027 (with two five-year extension options) and the leased premises have been expanded to include additional space at the current location as well as space in the adjacent building, 3 Carlisle Road, Westford, MA. Under the terms of the Lease Amendment, the base rent under the Lease will be abated for a 21-month period beginning in May 2014, and Cynosure will have rights to lease additional space at 3 Carlisle Road.

ASC 840, Leases, establishes the framework for accounting for the Lease Amendment. In accordance with ASC 840, Cynosure is accounting for the land portion of the leased premises as an operating lease. The buildings at 5 Carlisle Road and 3 Carlisle Road have met the criteria for capital lease accounting under ASC 840-10-25-1, and thus Cynosure is accounting for the buildings portion of the leased premises as capital leases and incurring interest charges accordingly. The interest rates used for the 5 Carlisle Road and 3 Carlisle Road capital leases are 10.7% and 8.8%, respectively. The expansion of the leased premises, and the improvements to the leased premises, are recorded on the balance sheet as leasehold improvements within property, plant and equipment. Assets under capital leases and leasehold improvements related to the Lease Amendment are amortized using the straight-line method over the respective lease term.

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancelable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three and six months ended June 30, 2014 was approximately $1.0 million and $1.9 million, respectively.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of 2014	$585	$144
2015	746	121
2016	893	2,129
2017	903	2,531
2018	847	2,516
Thereafter	2,911	22,679

Total minimum lease payments	$6,885	$30,120

Less amount representing interest		(14,635)

Present value of obligations under capital leases		$15,485
Current portion of capital lease obligations		213

Capital lease obligations, net of current portion		$15,272

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of June 30, 2014.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$30,120	$174	$2,852	$5,042	$22,052
Operating leases	6,885	958	1,718	1,465	2,744

Total contractual obligations	$37,005	$1,132	$4,570	$6,507	$24,796

Note 14 — Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 is effective for interim and annual periods beginning after December 15, 2016. Cynosure is currently evaluating the impact of the provisions of ASC 606.

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

Company Overview

We develop and market laser and light-based aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus and ablate sweat glands. We also have developed in conjunction with our development agreement with Unilever Ltd. (Unilever) a laser treatment system for the home use market.

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

In March 2013, we commenced commercialization of our PicoSure® system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. U.S. Food and Drug Administration (FDA) clearance to market the PicoSure laser was received in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received marketing authorization for our PicoSure system in Canada in July 2013, in Australia in November 2013, and in Korea and Taiwan in January 2014. In July 2014, we received FDA clearance to market PicoSure for the treatment of acne scars.

In 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we have developed in partnership with Unilever. In January 2014, we received a second FDA clearance. Unilever has advised us that it launched the product commercially during the second quarter of 2014.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the six months ended June 30, 2014, we derived approximately 81% of our revenues from sales of our products and 19% of our revenues from parts, accessories, service and royalty revenues. During the six months ended June 30, 2013, we derived approximately 85% of our revenues from sales of products and 15% of our revenues from parts, accessories and service revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we recognize royalty revenues in the quarter reported to us by our licensees, which is generally one quarter following the quarter in which sales by our licensees occurred. Royalty revenues also include amounts due from settlements with licensees for back-owed royalties from prior periods. These settlement amounts are considered revenue, when collectability is reasonably assured, because they constitute our ongoing major or central operations.

We sell our products globally under the Cynosure, Palomar, and ConBio names through a direct sales force in the United States, Canada, Mexico, France, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2014 and 2013, we derived 52% and 53% of our revenues, respectively, from sales outside North America. As of June 30, 2014, we had 90 sales employees covering North America and 70 sales employees in France, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2014 and 2013:

	Percentage of Revenues
	Six Months Ended June 30,
Region	2014	2013
North America	48%	47%
Europe	19	18
Asia/Pacific	24	26
Other	9	9

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended June 30, 2014 and 2013, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				$ Change	% Change
	2014		2013
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$59,596	82%	$43,022	86%	$16,574	39%
Parts, accessories, service and royalty revenues	12,977	18	7,069	14	5,908	84

Total revenues	72,573	100	50,091	100	22,482	45
Cost of revenues	31,880	44	22,304	45	9,576	43

Gross profit	40,693	56	27,787	55	12,906	46
Operating expenses
Sales and marketing	20,867	29	14,231	28	6,636	47
Research and development	4,999	7	3,536	7	1,463	41
Amortization of intangible assets acquired	713	1	283	—	430	152
General and administrative	7,716	10	24,376	49	(16,660)	(68)

Total operating expenses	34,295	47	42,426	84	(8,131)	(19)

Income (loss) from operations	6,398	9	(14,639)	(29)	21,037	144
Interest (expense) income, net	(343)	—	23	—	(366)	(1,591)
Other income (expense), net	213	—	(46)	—	259	563

Income (loss) before provision (benefit) for income taxes	6,268	9	(14,662)	(29)	20,930	143
Provision (benefit) for income taxes	1,693	2	(5,708)	(11)	(7,401)	(130)

Net Income (loss)	$4,575	7%	$(8,954)	(18)%	$13,529	151%

Revenues

Total revenue for the three months ended June 30, 2014 increased by $22.5 million, or 45%, to $72.6 million, as compared to the three months ended June 30, 2013 revenues of $50.1 million (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Product sales in North America	$27,635	$20,738	$6,897	33%
Product sales outside North America	31,961	22,284	9,677	43
Global parts, accessories, service and royalty sales	12,977	7,069	5,908	84

Total revenues	$72,573	$50,091	$22,482	45%

The increase in revenue was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by approximately $6.9 million, or 33%, from the 2013 period primarily due to an increase in the number of units sold attributable to the 2014 period, which contained a full quarter of sales of the Vectus and Icon systems acquired through the Palomar acquisition, as well as an increase in the number of units sold of the PicoSure system. The 2013 period contained sales of the Vectus and Icon systems for just the five business days following the June 24, 2013 Palomar acquisition date.

•	Revenues from the sale of products outside of North America increased by approximately $9.7 million, or 43%, from the 2013 period primarily due to an increase in the number of units sold attributable to the 2014 period, which contained a full quarter of sales of the Vectus and Icon systems acquired through the Palomar acquisition, as well as an increase in the number of units sold of the PicoSure system primarily by our Asia/Pacific subsidiaries. The 2013 period contained sales of the Vectus and Icon systems for just the five business days following the June 24, 2013 Palomar acquisition date.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $5.9 million, or 84%, from the 2013 period primarily due to an increase in revenues generated from performing service on laser systems, including our recently acquired Palomar product lines. Royalty revenues contributed $1.4 million for the three months ended June 30, 2014.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Cost of revenues (in thousands)	$31,880	$22,304	$9,576	43%
Cost of revenues (as a percentage of total revenues)	44%	45%

Total cost of revenues increased $9.6 million, or 43%, to $31.9 million for three months ended June 30, 2014, as compared to $22.3 million for the three months ended June 30, 2013. The increase was primarily associated with our 45% increase in total revenues.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Sales and marketing (in thousands)	$20,867	$14,231	$6,636	47%
Sales and marketing (as a percentage of total revenues)	29%	28%

Sales and marketing expenses increased $6.6 million, or 47%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was primarily due to a full quarter of sales and marketing expenses attributable to the integration of the Palomar sales and marketing team included in the 2014 period, including increases in personnel and commission expenses of $5.8 million due to increases in the number of our sales employees and increased product revenues. Our total sales and marketing expenses as a percentage of total revenues remained consistent for the three months ended June 30, 2014 and 2013.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Research and development (in thousands)	$4,999	$3,536	$1,463	41%
Research and development (as a percentage of total revenues)	7%	7%

Research and development expenses increased $1.5 million, or 41%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was primarily due to a full quarter of research and development expenses attributable to the integration of the Palomar research and development team included in the 2014 period. Our total research and development expenses as a percentage of total revenues remained consistent for the three months ended June 30, 2014 and 2013.

Amortization of Intangible Assets Acquired

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Amortization of intangible assets acquired (in thousands)	$713	$283	$430	152%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	—%

Amortization of intangible assets acquired increased $0.4 million, or 152%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase resulted from a full quarter of amortization expense for the identifiable intangible assets from the Palomar acquisition included in the 2014 period.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
General and administrative (in thousands)	$7,716	$24,376	$(16,660)	(68)%
General and administrative (as a percentage of total revenues)	10%	49%

General and administrative expenses decreased $16.7 million, or 68%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease is primarily due to $18.6 million less in costs associated with the acquisition of Palomar during the 2014 period as compared to the 2013 period, as compensation expense in connection with the change of control severance arrangements and other acquisition-related charges comes to an end. Excluding acquisition costs, general and administrative expenses increased due to a full quarter of increased headcount and administrative costs associated with our Palomar acquisition. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the three months ended June 30, 2014 and 2013.

Interest (Expense) Income, net

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Interest (expense) income, net (in thousands)	$(343)	$23	$(366)	(1,591)%

The change in interest (expense) income, net was primarily due to interest charges of $0.4 million during the three months ended June 30, 2014 associated with the capital lease of our U.S. operating facility. In the fourth quarter of 2013, we amended our lease agreement in Westford, MA, extending the term and the rentable space. We are treating the portion of the lease attributable to buildings as a capital lease and incurring interest charges accordingly. We expect interest charges to approximate $0.8 million for the remainder of 2014.

Other Income (Expense), net

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Other income (expense), net (in thousands)	$213	$(46)	$259	563%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the three months ended June 30, 2014, as compared to net foreign currency remeasurement losses in the three months ended June 30, 2013, primarily due to weakening of the U.S. dollar primarily against the euro and British pound.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Provision (benefit) for income taxes (in thousands)	$1,693	$(5,708)	$(7,401)	(130)%
Provision (benefit) as a percentage of income (loss) before provision (benefit) for income taxes	27%	39%

The provision (benefit) for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In the second quarter of 2014, we recorded an income tax provision of $1.7 million, representing an effective tax rate of 27%. The income tax provision in the 2014 period was primarily attributable to the tax provision recorded on current domestic and foreign taxable earnings, and includes a $0.3 million discrete tax benefit for the release of valuation allowance previously maintained against the net deferred tax asset of Palomar Spain. The income tax provision for the three months ended June 30, 2013 is primarily attributable to a non-recurring benefit of $5.8 million for the release of a portion of the legacy Cynosure domestic valuation allowance due to taxable temporary differences available as a source of income as a result of the Palomar business combination. We have a partial valuation allowance on the net deferred tax assets in the United States as we have benefitted our U.S. deferred tax assets to the extent we have taxable income in a carryback year and existing taxable temporary differences. We continue to maintain a valuation allowance on the net deferred tax assets of our foreign subsidiaries in Japan, Mexico, and Australia, as well Palomar Germany.

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2014 and 2013, respectively (in thousands, except for percentages):

	Six Months Ended June 30,
	2014		2013
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$109,297	81%	$77,139	85%	$32,158	42%
Parts, accessories, service and royalty revenues	25,280	19	13,642	15	11,638	85

Total revenues	134,577	100	90,781	100	43,796	48
Cost of revenues	58,489	43	39,307	43	19,182	49

Gross profit	76,088	57	51,474	57	24,614	48
Operating expenses
Sales and marketing	40,989	30	26,834	30	14,155	53
Research and development	10,573	8	7,317	8	3,256	44
Amortization of intangible assets acquired	1,426	1	497	1	929	187
General and administrative	15,356	12	29,477	32	(14,121)	(48)

Total operating expenses	68,344	51	64,125	71	4,219	7

Income (loss) from operations	7,744	6	(12,651)	(14)	20,395	161
Interest (expense) income, net	(692)	(1)	55	—	(747)	(1,358)
Other income (expense), net	279	—	(403)	—	682	169

Income (loss) before provision (benefit) for income taxes	7,331	5	(12,999)	(14)	20,330	156
Provision (benefit) for income taxes	2,067	1	(5,284)	(6)	(7,351)	(139)

Net income (loss)	$5,264	4%	$(7,715)	(8)%	$12,979	168%

Revenues

Total revenue for the six months ended June 30, 2014 increased by $43.8 million, or 48%, to $134.6 million, as compared to the six months ended June 30, 2013 revenues of $90.8 million (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Product sales in North America	$49,244	$37,075	$12,169	33%
Product sales outside North America	60,053	40,064	19,989	50
Global parts, accessories, service and royalty sales	25,280	13,642	11,638	85

Total revenues	$134,577	$90,781	$43,796	48%

The increase in revenue was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $12.2 million, or 33%, from the 2013 period primarily due to an increase in the number of units sold attributable to the 2014 period, which contained two full quarters of sales of the Vectus and Icon systems acquired through the Palomar acquisition, as well as an increase in the number of units sold of the PicoSure system. The 2013 period contained sales of the Vectus and Icon systems for just the five business days following the June 24, 2013 Palomar acquisition date.

•	Revenues from the sale of products outside of North America increased by approximately $20.0 million, or 50%, from the 2013 period primarily due to an increase in the number of units sold attributable to the 2014 period, which contained two full quarters of sales of the Vectus and Icon systems acquired through the Palomar acquisition, as well as an increase in the number of units sold of the PicoSure system primarily by our Asia/Pacific subsidiaries. The 2013 period contained sales of the Vectus and Icon systems for just the five business days following the June 24, 2013 Palomar acquisition date.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $11.6 million, or 85%, from the 2013 period primarily due to an increase in revenues generated from performing service on laser systems, including our recently acquired Palomar product lines. Royalty revenues contributed $3.3 million for the six months ended June 30, 2014.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Cost of revenues (in thousands)	$58,489	$39,307	$19,182	49%
Cost of revenues (as a percentage of total revenues)	43%	43%

Total cost of revenues increased $19.2 million, or 49%, to $58.5 million for the six months ended June 30, 2014, as compared to $39.3 million for the six months ended June 30, 2013. The increase was primarily associated with our 48% increase in total revenues.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Sales and marketing (in thousands)	$40,989	$26,834	$14,155	53%
Sales and marketing (as a percentage of total revenues)	30%	30%

Sales and marketing expenses increased by $14.2 million, or 53%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase was primarily due to two full quarters of sales and marketing expenses attributable to the integration of the Palomar sales and marketing team included in the 2014 period, including increases in personnel and commission expenses of $11.1 million due to increases in the number of our sales employees and increased product revenues, as well as an increase of $1.4 million due to increased workshops, trade shows and other promotional efforts. Our total sales and marketing expenses as a percentage of total revenues remained consistent for the six months ended June 30, 2014 and 2013.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Research and development (in thousands)	$10,573	$7,317	$3,256	44%
Research and development (as a percentage of total revenues)	8%	8%

Research and development expenses increased by $3.3 million, or 44%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase was primarily due to two full quarters of research and development expenses attributable to the integration of the Palomar research and development team included in the 2014 period. Our total research and development expenses as a percentage of total revenues remained consistent for the six months ended June 30, 2014 and 2013.

Amortization of Intangible Assets Acquired

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Amortization of intangible assets acquired (in thousands)	$1,426	$497	$929	187%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $0.9 million, or 187%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase resulted from a full two quarters of amortization expense for the identifiable intangible assets from the Palomar acquisition included in the 2014 period.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
General and administrative (in thousands)	$15,356	$29,477	$(14,121)	(48)%
General and administrative (as a percentage of total revenues)	12%	32%

General and administrative expenses decreased $14.1 million, or 48%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is primarily due to $18.2 million less in costs associated with the acquisition of Palomar during the 2014 period as compared to 2013 period, as compensation expense in connection with the change of control severance arrangements and other acquisition-related charges comes to an end. Excluding acquisition costs, general and administrative expenses increased due to two full quarters of increased headcount and administrative costs associated with our Palomar acquisition. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the six months ended June 30, 2014 and 2013.

Interest (Expense) Income, net

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Interest (expense) income, net (in thousands)	$(692)	$55	$(747)	(1,358)%

The change in interest (expense) income, net was primarily due to interest charges of $0.7 million during the six months ended June 30, 2014 associated with the capital lease of our U.S. operating facility. In the fourth quarter of 2013, we amended our lease agreement in Westford, MA, extending the term and the rentable space. We are treating the portion of the lease attributable to buildings as a capital lease and incurring interest charges accordingly. We expect interest charges to approximate $0.8 million for the remainder of 2014.

Other Income (Expense), net

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Other income (expense), net (in thousands)	$279	$(403)	$682	169%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the six months ended June 30, 2014, as compared to net foreign currency remeasurement losses in the six months ended June 30, 2013, primarily due to weakening of the U.S. dollar primarily against the euro and British pound.

Provision (Benefit) for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Provision (benefit) for income taxes (in thousands)	$2,067	$(5,284)	$(7,351)	(139)%
Provision (benefit) as a percentage of income (loss) before provision (benefit) for income taxes	28%	41%

The provision (benefit) for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. During the six months ended June 30, 2014, we recorded an income tax provision of $2.1 million, representing an effective tax rate of 28%. The income tax provision in the 2014 period was primarily attributable to the tax provision recorded on current domestic and foreign taxable earnings, and includes a $0.3 million discrete tax benefit for the release of valuation allowance previously maintained against the net deferred tax asset of Palomar Spain. The income tax provision for the six months ended June 30, 2013 is primarily attributable to a non-recurring benefit of $5.8 million for the release of a portion of the legacy Cynosure domestic valuation allowance due to taxable temporary differences available as a source of income as a result of the Palomar business combination. We have a partial valuation allowance on the net deferred tax assets in the United States as we have benefitted our U.S. deferred tax assets to the extent we have taxable income in a carryback year and existing taxable temporary differences. We continue to maintain a valuation allowance on the net deferred tax assets of our foreign subsidiaries in Japan, Mexico, and Australia, as well as Palomar Germany

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through proceeds from public offerings of our Class A common stock and funds generated from our operations.

At June 30, 2014, our cash, cash equivalents and short and long-term marketable securities were $122.9 million. Our cash and cash equivalents of $65.9 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $36.4 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by June 15, 2015. Our long-term marketable securities of $20.6 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by June 1, 2016.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the six months ended June 30, 2014 and 2013, we purchased $9.7 million and $1.7 million, respectively, of property and equipment. During the six months ended June 30, 2014 and 2013, we transferred $1.0 million and $2.5 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2014 will increase compared with the 2013 period as our integration following the acquisition of Palomar is substantially complete.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the six months ended June 30, 2014, we repurchased 416,076 shares of our common stock at an aggregate cost of $9.0 million and at a weighted average price of $21.56 per share under this program. As of June 30, 2014, approximately $10.7 million remains available to repurchase shares under the program. As of June 30, 2014, we have repurchased an aggregate of 1,302,483 shares under this program and previous programs at an aggregate cost of $26.5 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $3.9 million for the six months ended June 30, 2014, and resulted primarily from the net income for the period of $5.3 million and $11.8 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items decreased cash from operating activities by $14.4 million driven by increases in accounts receivable and decreases in accrued expenses. Net cash used in investing activities was $31.9 million for the six months ended June 30, 2014, which consisted primarily of purchases of marketable securities of $35.1 million and purchases of property and equipment of $9.7 million, partially offset by proceeds from the sales and maturities of marketable securities of $12.9 million. Net cash provided by financing activities during the six months ended June 30, 2014 was $0.5 million, principally relating to proceeds of stock option exercises and the excess tax benefit from the exercise of stock options offset by repurchases of common stock.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our critical accounting policies as of June 30, 2014.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries and corporate obligations and commercial paper. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by June 1, 2016. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	June 30, 2014	Future Maturities in 2014	Future Maturities in 2015	Future Maturities in 2016
Investments (at fair value)	$58,046	$20,622	$29,971	$7,453
Weighted average interest rate	0.23%	0.19%	0.25%	0.30%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 46% of our total international revenues during the three months ended June 30, 2014. Substantially all of the remaining 54% were sales in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired Palomar on June 24, 2013. We have integrated the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Telephone Consumer Protection Act Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act (TCPA) in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision, and oral argument on the appeal was held in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 plaintiff filed a request for further appellate review by the Supreme Judicial Court. On May 6, 2014, the Supreme Judicial Court issued a Notice of Denial of Application for Further Appellate Review. No further appeals are possible in Massachusetts. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. In August 2013, plaintiff filed its motion with the court, although the deadline had been April 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. In February 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013. On July 23, 2014, the Second Circuit notified the parties that it will not hear oral arguments and will decide the case based on the briefs.

Merger Litigation

On March 21, 2013, a putative stockholder class action complaint, captioned Edgar Calin v. Palomar Medical Technologies, Inc., et al., No. 13-1051 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander Acquisition, LLC, a Delaware limited liability company and our wholly-owned subsidiary (Commander), in Massachusetts Superior Court in Suffolk County. On April 9, 2013, a second putative stockholder class action complaint, captioned Vladimir Gusinsky Living Trust v. Palomar Medical Technologies, Inc., et al., No. 13-1328 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors and us in Massachusetts Superior Court in Suffolk County. On April 12, 2013, a third putative stockholder class action complaint, captioned Albert Saffer v. Palomar Medical Technologies, Inc. et al., No. 13-1385 BLS1 (Superior Court, Suffolk County), was filed against Palomar, its board of directors, us and Commander in Massachusetts Superior Court in Suffolk County (collectively with Edgar Calin and Vladimir Gusinsky Living Trust, the “Massachusetts State Actions”). On April 23, 2013, each of the plaintiffs in the foregoing suits filed an amended complaint. Each amended complaint alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger contemplated by the agreement and plan of merger, dated as of March 17, 2013, by and among Palomar, us and Commander, and that we and, with respect to the Calin and Saffer suits, Commander, aided and abetted the alleged breach of fiduciary duties. Each amended complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by us is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiffs in the Massachusetts State Actions moved to expedite the proceedings on May 1, 2013 and moved to consolidate the actions on May 1, 2013. On May 13, 2013, each of the defendants in the Massachusetts State Actions filed an opposition to expedite, an opposition to consolidate and a cross motion to stay its respective action. On May 16, 2013, each of the plaintiffs filed oppositions to defendants’ cross motion to stay. On May 17, 2013, the Massachusetts Superior Court issued an order denying plaintiffs’ motion for expedited proceedings and granting defendants’ cross motion to stay the Massachusetts State Actions.

On April 19, 2013, a fourth putative stockholder class action complaint, captioned Gary Drabek v. Palomar Medical Technologies, Inc. et al., No. 8491, (Del. Ch.) was filed against Palomar, its board of directors, us and Commander in Delaware Chancery Court. On May 1, 2013, a fifth putative stockholder class action complaint, captioned Daniel Moore v. Palomar Medical Technologies, Inc. et al., No. 8516, (Del. Ch.) was filed against Palomar, its board of directors, us and Commander in Delaware Chancery Court. Each of the foregoing lawsuits alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger and that we and Commander aided and abetted the alleged breach of fiduciary duties. Each complaint alleges that the Palomar directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process and failing to maximize stockholder value and obtain the best financial and other terms, and that the registration statement filed by us is materially deficient. Each of these plaintiffs seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. The plaintiff in the Drabek action moved to expedite the proceedings on April 29, 2013, and the plaintiff in the Moore action moved to expedite and moved for a preliminary injunction on May 3, 2013. On May 7, 2013, the plaintiffs in the Drabek and Moore actions jointly submitted a proposed order of consolidation to consolidate the class actions as In re Palomar Medical Technologies Shareholder Litigation, C.A. No. 8491-VCP, which order was granted by the court on the same day.

On May 28, 2013, a sixth putative stockholder class action complaint, captioned Melvin Lax v. Palomar Medical Technologies, Inc., et al., No. 13-11276 (D. Mass.) (Massachusetts Federal Action), was filed against Palomar, its board of directors, us, and Commander in the U.S. District Court for the District of Massachusetts. The lawsuit alleges that members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger, that we and Commander aided and abetted the alleged breach of fiduciary duties, and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by issuing a materially misleading Proxy Statement. Plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the merger, in addition to other unspecified damages, fees and costs. On August 5, 2013, the parties filed a stipulation and joint motion to stay proceedings.

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

The Delaware Memorandum of Understanding and the Massachusetts Memorandum of Understanding contemplate that the parties will enter into a stipulation of settlement. On May 1, 2014, we, Palomar and the Delaware plaintiffs entered into a stipulation of settlement. The stipulation of settlement was filed with the Court of Chancery of the State of Delaware and the court approved the form of notice for mailing to the former stockholders of Palomar. Following notice, the court scheduled a hearing for July 21, 2014 at which the Court of Chancery of the State of Delaware considered the fairness, reasonableness and adequacy of the settlement and approved the settlement, resolved and released all claims that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), and dismissed the Delaware actions with prejudice. The court also awarded the plaintiffs’ counsel attorneys’ fees and expenses in the amount of $420,000 to be paid by Palomar or its successor. As Palomar’s successor, we paid through our insurance company the attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. In addition, also on May 1, 2014, we, Palomar and the Massachusetts plaintiffs filed a joint stipulation seeking dismissal of the Massachusetts State Actions, and the court dismissed the Massachusetts State Actions with prejudice on May 7, 2014. Finally, on July 16, 2014, the parties to the Massachusetts Federal Action informed the court that if the Court of Chancery for the State of Delaware approved the settlement during the July 21, 2014 hearing, the plaintiff would dismiss the Massachusetts Federal Action with prejudice and we will pay the plaintiff an additional amount for his attorneys’ fees and expenses through our insurance company. Dismissal on the Massachusetts Federal Action is still pending as the plaintiffs have not yet filed the dismissal papers.

Asclepion Laser Technologies GmbH, Italian Litigation

In October 2010, Palomar was served with an International Summons for a lawsuit filed in September 2010 by Asclepion Laser Technologies GmbH (Asclepion) in the Court of Rome in Italy. In this suit, Asclepion asked the Italian court to declare that Asclepion’s MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by MGH. We filed a request with the Italian Supreme Court challenging the international jurisdiction of the Italian courts for deciding infringement of the non-Italian parts of the European patents. A hearing was held in May 2013, and in a development contrary to settled Italian case law, the Italian Supreme Court ruled that the Italian courts have jurisdiction over the Italian as well as the German portions of the European patent. Asclepion has resumed its case before the Court of Rome. In March 2014, we, Palomar and MGH entered into a comprehensive settlement agreement with Asclepion which ended the patent disputes between the companies, including this patent dispute, which terminated on April 24, 2014, the Asclepion Laser Technologies GmbH, German Litigation described below, which terminated on March 21, 2014, and pending opposition proceedings before the European Patent Office. This settlement agreement includes a Non-exclusive Patent License Agreement under which Asclepion is granted a non-exclusive, worldwide, fully paid-up license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts, for professional hair removal products and we and Palomar are granted a non-exclusive, worldwide, royalty-free license to certain Asclepion patents. As part of the agreement, Asclepion will make two payments to us for the paid-up license. The first payment was made in March 2014 and the second payment is to be made on the earlier of March 17, 2015 or five business days following an initial public offering by Asclepion or a change of control of Asclepion. MGH will receive 40% of the first and second payments from Asclepion, after deducting our related outside legal costs.

Asclepion Laser Technologies GmbH, German Litigation

In October 2010, prior to being served the International Summons for the above described lawsuit in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation), Palomar commenced an action for patent infringement against Asclepion in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief. The complaint alleged that Asclepion’s MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by MGH. This proceeding was stayed by mutual agreement of the parties in January 2011 pending the outcome of Asclepion Laser Technologies GmbH, Italian Litigation and a final decision in opposition proceedings rendered by the European Patent Office, in which Asclepion filed an intervention in December 2010. In March 2014, we, Palomar and MGH entered into a comprehensive settlement agreement with Asclepion which ended the patent disputes between the companies, including this patent dispute, which terminated on March 21, 2014, the Asclepion Laser Technologies GmbH, Italian Litigation described above, which terminated on April 24, 2014, and the pending opposition proceedings before the European Patent Office. This settlement agreement includes a Non-exclusive Patent License Agreement under which Asclepion is granted a non-exclusive, worldwide, fully paid-up license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts, for professional hair removal products and we and Palomar are granted a non-exclusive, worldwide, royalty-free license to certain Asclepion patents. As part of the agreement, Asclepion will make two payments to us for the paid-up license. The first payment was made in March 2014 and the second payment is to be made on the earlier of March 17, 2015 or five business days following an initial public offering by Asclepion or a change of control of Asclepion. MGH will receive 40% of the first and second payments from Asclepion, after deducting our related outside legal costs.

Cirrex Systems LLC

In May 2014, Cirrex Systems LLC (Cirrex) commenced an action for alleged patent infringement against us in the U.S. District Court for the District of Delaware seeking both monetary damages and injunctive relief. The complaint alleges that our SideLaze800 and SideLaze3D fibers used with our Cellulaze™ laser workstation and PrecisionTx™ laser infringe U.S. Patent Nos. 5,953,477 and 6,144,791. Cirrex is seeking to enjoin us from manufacturing, using or selling these products in the United States if we are found to infringe the patents and to obtain compensatory damages, interest and other relief. On July 21, 2014, we answered the complaint, denying that our products infringe the asserted patents and asserting that the patents are invalid and unenforceable. We will defend the action vigorously and believe that we have meritorious defenses. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop manufacturing and selling any products in the United States that are found to infringe.

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

We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A, for the quarterly period ended March 31, 2014. We have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 12.

Risks Related to Our Business and Industry

We have a history of net losses.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012 and the first quarter of 2013 and returned to profitability in the fourth quarter of 2013 and first two quarters of 2014, we incurred a net loss in the second and third quarters of 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. Although demand increased from 2010 through the first half of 2014, we believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

For example, in conjunction with Unilever, we developed a laser treatment system for the home-use market. This system has been cleared by the FDA for marketing in the United States for the treatment of wrinkles. Unilever holds exclusive rights to sell this product, and Unilever launched this product commercially in the second quarter of 2014. However, because competitors have already introduced home-use laser systems to the market, this home-use system may not gain anticipated levels of market acceptance. If these products or others that we introduce do not gain market acceptance, our business would suffer.

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

We market our aesthetic treatment systems to physicians and other practitioners. In addition, through our development agreement with Unilever, we have begun to address the home-use aesthetic laser market in the second half of 2014. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have not fully penetrated these markets and that we will continue to receive a significant percentage of our revenues from selling to these markets. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

We sell our products and services through subsidiaries and distributors in numerous international markets. Our operating results may suffer if we are unable to manage our international operations effectively.

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 48%, 49% and 56% of our product revenues from sales outside North America for the years ended December 31, 2013, 2012 and 2011, respectively. In the first two quarters of 2014 we derived 55% of our product revenues from sales outside of North America.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 51% of our revenues outside of North America for the year ended December 31, 2013, and 50% of our revenues outside of North America for the year ended December 31, 2012, were denominated in or linked to the U.S. dollar. In the second quarter of 2014, 46% of our revenues outside of North America were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the dollar may have a material adverse effect on our results of operations and financial condition.

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

Our success depends on the services of our senior management and other key research and development, manufacturing, sales and marketing employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. We consider retaining Michael R. Davin, our chief executive officer, to be key to our efforts to develop, sell and market our products and remain competitive. We have entered into an employment agreement with Mr. Davin; however, the employment agreement is terminable by him on short notice and may not ensure his continued service with our company. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We cannot be certain that we will be able to do so.

Our stock price has fluctuated substantially, and we expect it will continue to do so.

Our Class A common stock price has fluctuated substantially since our initial public offering in 2005. From January 1, 2012 through August 4, 2014, our Class A common stock has traded as high as $31.48 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

The shelf registration statement on Form S-3 that was declared effective on October 26, 2012, which we refer to as the shelf registration statement, permits us and El.En. S.p.A. (El.En.) to offer and sell shares of our common stock in one or more offerings

A decline in our stock price could result in the loss of all or a part of our stockholders’ investments.

Our common stock could be further diluted by the conversion of outstanding options and restricted stock units.

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

We rely on information technology networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, and invoicing and collection of payments for our products. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

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

In the United States, Canada, Mexico, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Australia, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which launched in the United States in the second quarter of 2014, is sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25%, 25%, and 25% of our product revenue in 2013, 2012 and 2011, respectively. In the first two quarters of 2014, sales of our aesthetic treatment systems by third party distributors represented 24% of our product revenue.

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

El.En. may sell all or part of the shares of our common stock that it owns. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares, and, consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our common stock. The shelf registration statement permits us and El.En. to offer and sell shares of our common stock in one or more offerings. On March 21, 2014, El.En. announced it had sold 1,100,000 shares of our Class A common stock. As of June 30, 2014, El. En. owned less than 5% of Cynosure’s outstanding common stock.

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

In 2012, the SEC adopted a final rule that requires public companies to make disclosures about the use of certain “conflict minerals” in the products that they manufacture. The rule requires annual disclosures by public companies for which conflict minerals (regardless of the place of origin of such minerals) are necessary to the functionality or production of products that they manufacture. Such companies must conduct inquiries into the country of origin of their necessary conflict minerals and disclose the results of such inquiries. If, based on its country of origin, a company determines that its conflict minerals originated in the Democratic Republic of Congo, or adjacent nations, and did not come from recycled or scrap sources, or has reason to believe that such conflict minerals may have originated in the covered countries and may not have come from recycled or scrap sources, then it must (i) exercise due diligence on the source and chain of custody of such conflict minerals and (ii) prepare an independently audited Conflict Minerals Report that, among other things, describes its due diligence efforts and identifies products containing conflict minerals that directly or indirectly finance or benefit designated armed groups perpetrating serious human rights abuses in the covered countries. The rules include an exception from the audit requirement for two years where the company is unable to determine if the minerals are “DRC conflict free.” All companies providing disclosures under the final rule must do so on a new Form SD, to be filed annually with the SEC on or before May 31 of each year. Information on Form SD covers a company’s conflict minerals disclosure for the prior calendar year, regardless of the company’s fiscal year end. Because certain materials used in the manufacturing of our products are considered conflict minerals, we filed a Form SD on June 2, 2014 for conflict minerals disclosures for calendar year 2013. We believe our efforts to comply with these requirements will continue to be costly and time consuming.

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

If we fail to comply with the FDA’s Quality System Regulation (QSR) and laser performance standards, our manufacturing operations could be halted, and our business would suffer.

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

Under the federal Telephone Consumer Protection Act (TCPA), recipients of unsolicited facsimile “advertisements” may be entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Recipients of unsolicited facsimile advertisements may seek enforcement of the TCPA in state courts. The TCPA also permits states to initiate a civil action in a federal district court to enforce the TCPA against a party who engages in a pattern or practice of violations of the TCPA. In addition, complaints may be filed with the Federal Communications Commission, which has the power to assess penalties against parties for violations of the TCPA.

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision and oral argument on the appeal was heard in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 plaintiff filed a request for further appellate review by the Supreme Judicial Court. On May 6, 2014, the Supreme Judicial Court issued a Notice of Denial of Application for Further Appellate Review. No further appeals are possible in Massachusetts. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013 that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. On August 14, 2013, plaintiff filed its motion with the court, although the deadline had been April 26, 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. On February 6, 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013. On July 23, 2014, the Second Circuit notified the parties that it will not hear oral arguments and will decide the case based on the briefs.

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

Risks Related to Our Acquisition of Palomar

*We may be unable to realize additional benefits of our acquisition of Palomar.

Following our acquisition of Palomar, the combined company has required significant management attention and resources in order to integrate the two companies, which is substantially complete. Although we have achieved the anticipated synergies from the acquisition, achieving additional benefits of the acquisition will continue to depend, in part, on the integration of operations, personnel and technology of Palomar into our company.

We have incurred direct transaction costs of approximately $38.3 million in connection with the acquisition, including approximately $25.2 million in “golden parachute” compensation (also known as change of control payments). While we have assumed that a certain level of expenses would be incurred from the integration of the two companies, there are a number of factors beyond our control that could affect the total amount or the timing of all the expected integration expenses. These expenses could exceed the savings that we expect to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies. In addition, the combined company may incur additional material charges in subsequent fiscal quarters to reflect additional costs in connection with the acquisition.

Our integration with Palomar, and our respective internal control systems and procedures, may result in or lead to a future material weakness in our internal controls, or we or our independent registered public accounting firm may identify a material weakness in our internal controls in the future. A material weakness in internal control over financial reporting would require management and our independent public accounting firm to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.

Sales of substantial amounts of our Class A common stock in the open market by former Palomar stockholders could depress the market price of our Class A common stock.

Shares of our Class A common stock that were issued to stockholders of Palomar in the merger are freely tradable by such stockholders without restrictions or further registration under the Securities Act of 1933, as amended.

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

In accordance with generally accepted accounting principles in the United States, the acquisition was accounted for using the acquisition method of accounting, which resulted in charges to earnings that could have an adverse impact on the market value of our Class A common stock. Under the acquisition method of accounting, the total estimated purchase price was allocated to Palomar’s net tangible assets and identifiable intangible assets based on their respective fair values as of the date of completion of the merger. Any excess of the purchase price over those fair values was recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, the combined company will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

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

Following the announcement of the merger on March 18, 2013, six putative stockholder class action complaints were filed against Palomar, its directors and us. The complaints allege that the Palomar board of directors breached their fiduciary duties to the Palomar stockholders in connection with the approval of the merger and that we and, in five of the six lawsuits, Commander Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of us, aided and abetted the alleged breach of fiduciary duties. The complaints allege that the Palomar board of directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and to obtain the best financial and other terms, and that the registration statement we filed is materially deficient. In all six lawsuits, we have entered into memorandums of understanding that contemplate the parties entering into a stipulation of settlement. On May 1, 2014, we and the Delaware plaintiffs entered into a stipulation of settlement. The stipulation of settlement was filed with the Court of Chancery of the State of Delaware and the court approved the form of notice for mailing to the former stockholders of Palomar. Following notice, the court scheduled a hearing for July 21, 2014 at which the Court of Chancery of the State of Delaware considered the fairness, reasonableness and adequacy of the settlement and approved the settlement, resolved and released all claims that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), and dismissed the Delaware actions with prejudice. The Court also awarded the plaintiffs’ counsel attorneys’ fees and expenses in the amount of $420,000 to be paid by Palomar or its successor. As Palomar’s successor, we paid through our insurance company the attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. In addition, also on May 1, 2014, we, Palomar and the Massachusetts plaintiffs filed a joint stipulation seeking dismissal of the Massachusetts State Actions, and the court dismissed the Massachusetts State Actions with prejudice on May 7, 2014. Finally, on July 16, 2014, the parties to the Massachusetts Federal Action informed the court that if the Court of Chancery of the State of Delaware approved the settlement during the July 21, 2014 hearing, the plaintiff would dismiss the Massachusetts Federal Action with prejudice and we will pay the plaintiff an additional amount for his attorneys’ fees and expenses through our insurance company. Dismissal on the Massachusetts Federal Action is still pending as the plaintiffs have not yet filed the dismissal papers. There can be no assurance that the Court of Chancery of the State of Delaware will dismiss the Massachusetts Federal Action. In such event, we will continue to vigorously defend these lawsuits. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. If one or more of the lawsuits is successful, it could result in substantial damages to Palomar’s former directors and us and cause us to incur additional costs and expenses in connection with the merger.

Risks Related to Future Acquisitions

Any delay in the completion of the integration of future acquired businesses, products or technologies, including employees, into us following an acquisition may significantly reduce the benefits expected to be obtained from the acquisition or could adversely affect the market price of our Class A common stock or our future business and financial results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchases of shares of our common stock during the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2014 to April 30, 2014	2,100	$23.98	2,100	$19,573
May 1, 2014 to May 31, 2014	312,640	$21.91	312,640	$12,722
June 1, 2014 to June 30, 2014	101,336	$20.43	101,336	$10,652

Total	416,076		416,076

(1)	On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the three months ended June 30, 2014, we repurchased 416,076 shares of our common stock at an aggregate cost of $9.0 million and at a weighted average price of $21.56 per share under this program.
(2)	Consists of amounts that remain available for repurchase under the program.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: August 11, 2014	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman and Chief Executive Officer

Date: August 11, 2014	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.