Form 10-Q
period 2014-09-30
CYNOSURE INC
filed 2014-11-07
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes  ☒  No

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2014:

Class	Number of Shares
Class A Common Stock, $0.001 par value	21,648,006

Cynosure, Inc.

EX-2.1 Asset Purchase Agreement, dated as of September 5, 2014, among Cynosure, Inc., Ellman International, Inc., Ellman Holdings, Inc., and Ellman Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 8, 2014)

EX-31.1 Section 302 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

EX-31.2 Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

EX-32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands)

	(Unaudited) September 30, 2014	(Recast) December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$53,754	$93,655
Short-term marketable securities	34,171	26,633
Accounts receivable, net	44,121	36,587
Inventories	59,034	50,251
Prepaid expenses and other current assets	12,201	6,891
Deferred income taxes	9,475	9,341

Total current assets	212,756	223,358

Property and equipment, net	35,039	26,445
Long-term marketable securities	25,071	8,804
Goodwill	105,115	99,237
Intangibles, net	55,863	55,179
Other assets	1,829	1,678

Total assets	$435,673	$414,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,960	$13,985
Amounts due to related party	—	1,268
Accrued expenses	36,501	36,954
Deferred revenue	9,621	9,163
Capital lease obligation	171	286

Total current liabilities	67,253	61,656

Capital lease obligation, net of current portion	15,689	14,957
Deferred revenue, net of current portion	818	1,010
Other noncurrent liability	16,058	8,726
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 23,203 Class A shares and no Class B shares at September 30, 2014 Issued — 22,633 Class A shares and no Class B shares at December 31, 2013	23	23
Additional paid-in capital	354,726	338,742
Retained earnings	16,974	8,636
Accumulated other comprehensive loss	(2,764)	(1,499)
Treasury stock, 1,629 Class A shares, at cost, at September 30, 2014; 886 Class A shares, at cost, at December 31, 2013	(33,104)	(17,550)

Total stockholders’ equity	335,855	328,352

Total liabilities and stockholders’ equity	$435,673	$414,701

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenues	$55,672	$50,147	$164,969	$127,286
Parts, accessories, service and royalties revenues	15,858	10,545	41,138	24,187

Total revenues	71,530	60,692	206,107	151,473
Cost of revenues	31,232	26,558	89,721	65,865

Gross profit	40,298	34,134	116,386	85,608
Operating expenses:
Sales and marketing	21,721	17,364	62,710	44,198
Research and development	5,746	5,033	16,319	12,350
Amortization of intangible assets acquired	740	451	2,166	948
General and administrative	6,841	12,712	22,197	42,189

Total operating expenses	35,048	35,560	103,392	99,685

Income (loss) from operations	5,250	(1,426)	12,994	(14,077)

Interest (expense) income, net	(342)	25	(1,034)	80
Other (expense) income, net	(827)	721	(548)	318

Income (loss) before provision for income taxes	4,081	(680)	11,412	(13,679)

Provision (benefit) for income taxes	1,007	601	3,074	(4,683)

Net income (loss)	$3,074	$(1,281)	$8,338	$(8,996)

Basic net income (loss) per share	$0.14	$(0.06)	$0.38	$(0.49)

Diluted net income (loss) per share	$0.14	$(0.06)	$0.37	$(0.49)

Basic weighted-average common shares outstanding	21,637	22,331	21,900	18,406

Diluted weighted-average common shares outstanding	21,900	22,331	22,280	18,406

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,074	$(1,281)	$8,338	$(8,996)

Other comprehensive (loss) income components:
Cumulative translation adjustment	(1,429)	713	(1,249)	85
Unrealized (loss) gain on marketable securities	(12)	11	(16)	32

Total other comprehensive (loss) income	(1,441)	724	(1,265)	117

Comprehensive income (loss)	$1,633	$(557)	$7,073	$(8,879)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$8,338	$(8,996)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,100	6,579
Impairment loss on assets held for sale	—	468
Stock-based compensation expense	5,320	2,570
Loss on disposal of fixed assets	67	105
Noncash interest expense on capital lease obligations	1,110	—
Deferred income taxes	(127)	(5,641)
Net accretion of marketable securities	1,134	1,300
Changes in operating assets and liabilities:
Accounts receivable	(5,994)	(13,149)
Inventories	(6,325)	(4,381)
Net book value of demonstration inventory sold	500	465
Prepaid expenses and other current assets	759	970
Accounts payable	5,774	(2,850)
Due to related party	—	(621)
Tax benefit from stock option exercises	(3,033)	(39)
Accrued expenses	(2,599)	5,799
Deferred revenue	(63)	2,364
Other noncurrent liability	—	(109)

Net cash provided by (used in) operating activities	17,961	(15,166)
Investing activities:
Purchases of property and equipment	(14,011)	(2,202)
Proceeds from the sales and maturities of marketable securities	25,755	75,562
Purchases of marketable securities	(50,712)	(10,961)
Cash paid for acquisitions, net of cash received	(13,235)	(64,978)
Increase in other noncurrent assets	(89)	(64)

Net cash used in investing activities	(52,292)	(2,643)
Financing activities:
Excess tax benefit on options exercised	3,033	39
Repurchases of common stock	(15,554)	—
Proceeds from stock option exercises	7,629	2,613
Acquisition-related equity issuance costs	—	(568)
Payments on capital lease obligation	(602)	(230)

Net cash (used in) provided by financing activities	(5,494)	1,854
Effect of exchange rate changes on cash and cash equivalents	(76)	(1)

Net decrease in cash and cash equivalents	(39,901)	(15,956)
Cash and cash equivalents, beginning of the period	93,655	86,057

Cash and cash equivalents, end of the period	$53,754	$70,101

Supplemental cash flow information
Cash paid for interest	$14	$20
Cash paid for income taxes	$1,827	$791

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$3,151	$5,325
Transfer of long-lived assets held for sale from fixed assets to long-lived assets held for sale	$—	$26,396
Assets acquired under capital lease	$166	$82

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2013. The December 31, 2013 consolidated balance sheet within this Quarterly Report on Form 10-Q has been recast to reflect updated purchase accounting adjustments associated with the 2013 acquisition of Palomar Medical Technologies, Inc. (Palomar). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $2.0 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. Cynosure recorded stock-based compensation expense of $5.3 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, respectively, Cynosure had $25,000 and $20,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$79	$44	$219	$121
Sales and marketing	519	260	1,481	761
Research and development	270	133	757	424
General and administrative	1,108	430	2,863	1,264

Total stock-based compensation expense	$1,976	$867	$5,320	$2,570

Cash received from option exercises was $7.6 million and $2.6 million during the nine months ended September 30, 2014 and 2013, respectively.

Cynosure granted 849,680 and 386,010 stock options during the nine months ended September 30, 2014 and 2013, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2014 and 2013 was $10.51 and $13.10, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.44% - 1.80%	0.79% - 1.49%
Expected dividend yield	—	—
Expected term	4.6 years	4.8 years
Expected volatility	43% - 44%	54% - 56%
Estimated forfeiture rate	5%	5%

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

Cynosure granted 44,840 restricted stock units (RSUs) during the nine months ended September 30, 2014 to employees at a fair market value of its common stock on the date of grant and which vest quarterly over a three-year period. Cynosure is recognizing related compensation expense on a straight-line basis over the three-year period.

Cynosure granted 43,500 RSUs during the nine months ended September 30, 2014 to non-employee directors at a fair market value of its common stock on the date of grant and which vest quarterly over a one-year period. Cynosure is recognizing related compensation expense on a straight-line basis over the one-year period.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2014	December 31, 2013 (recast)
	(in thousands)
Raw materials	$15,158	$16,900
Work in process	3,886	2,316
Finished goods	39,990	31,035

	$59,034	$50,251

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$887	$—	$—	$887
State and municipal bonds	—	48,720	—	48,720
Treasuries and government agencies	—	8,498	—	8,498
Corporate obligations and commercial paper	—	2,007	—	2,007
Equity securities	17	—	—	17

Total	$904	$59,225	$—	$60,129

(1)	Included in cash and cash equivalents at September 30, 2014.

During the nine months ended September 30, 2014, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at September 30, 2014 or December 31, 2013.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at September 30, 2014 consist of approximately $59.2 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies, corporate obligations and commercial paper and approximately $17,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of September 30, 2014, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$26,145	$26,129	$16	$—
Treasuries and government agencies	6,002	6,001	1	—
Corporate obligations and commercial paper	2,007	2,005	2	—
Equity securities	17	22	—	(5)

Total short-term marketable securities	$34,171	$34,157	$19	$(5)

Long-term marketable securities:
State and municipal bonds	$22,575	$22,569	$11	$(5)
Treasuries and government agencies	2,496	2,500	—	(4)

Total long-term marketable securities	$25,071	$25,069	$11	$(9)

Total available-for-sale securities	$59,242	$59,226	$30	$(14)

Total marketable securities	$59,242

As of December 31, 2013, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
State and municipal bonds	$793	$793	$—	$—

Total cash equivalents	$793	$793	$—	$—

Short-term marketable securities:
State and municipal bonds	$10,552	$10,551	$1	$—
Treasuries and government agencies	15,028	15,018	10	—
Corporate obligations and commercial paper	1,004	1,004	—	—
Equity securities	49	8	41	—

Total short-term marketable securities	$26,633	$26,581	$52	$—

Long-term marketable securities:
State and municipal bonds	$6,788	$6,787	$1	$—
Corporate obligations and commercial paper	2,016	2,015	1	—

Total long-term marketable securities	$8,804	$8,802	$2	$—

Total available-for-sale securities	$36,230	$36,176	$54	$—

Total marketable securities	$35,437

As of September 30, 2014, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$48,720	$26,145	$22,575	$—
Treasuries and government agencies	8,498	6,002	2,496	—
Corporate obligations and commercial paper	2,007	2,007	—	—

Total available-for-sale debt securities	$59,225	$34,154	$25,071	$—

Note 6 — Acquisitions

Ellman International, Inc.

On September 5, 2014, Cynosure acquired substantially all of the assets of Ellman International, Inc. (Ellman) for $13.2 million in cash. In addition, Cynosure assumed current liabilities associated with normal working capital and certain contractual liabilities. The purchase price was based primarily on the net working capital on the date of purchase plus an amount to retire all of Ellman’s long term debt on the date of sale. Cynosure also assumed a license transfer agreement as part of the purchase valued at $4.2 million. The acquisition complements Cynosure’s aesthetic treatment platform with radiofrequency energy sources and accessory products. The acquisition of Ellman was considered a business acquisition for accounting purposes.

Cynosure has retained an independent valuation firm to assess the fair value of the assets acquired and liabilities assumed. Pro forma financial information was filed with the SEC within the applicable time period. Cynosure has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of September 5, 2014. As such, the fair value of the assets acquired and liabilities assumed, including intangible assets, presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed. Goodwill represents the excess of purchase price over the fair value of the net assets acquired.

The following table summarizes the estimated fair value as of September 5, 2014 of the net assets acquired (in thousands):

Purchase price:
Cash paid	$13,235

Total	$13,235

Assets (liabilities) acquired:
Accounts receivable	2,147
Inventory	4,419
Prepaids and other assets	488
Property and equipment	576
Intangible assets	6,800
Goodwill	5,886
Accounts payable	(9)
Accrued expenses	(2,452)
Deferred revenue	(460)
Other noncurrent liability	(4,160)

Total	$13,235

Revenue related to Ellman’s operations was $2.6 million for the period following the September 5, 2014 acquisition date, and is included in Cynosure’s consolidated statements of operations for the three and nine months ended September 30, 2014. As a result of the integration of the operations of Ellman into Cynosure’s operations, disclosures of earnings included in the accompanying consolidated statement of operations since the acquisition date is not practicable.

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2014 and 2013 summarize the combined results of operations for Cynosure and Ellman. The unaudited pro forma condensed consolidated operating results includes the business combination accounting effects as if the acquisition had been completed as of

January 1, 2013 (for both the 2014 and 2013 period results) after giving effect to certain adjustments. These pro forma financial statements are for informational purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. No effect has been given for synergies, if any, that may be realized through the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue (unaudited)	$75,433	$66,868	$222,746	$171,019
Pre-tax income (loss) (unaudited)	$4,027	$(1,428)	$10,326	$(15,735)

The unaudited consolidated pro forma financial information above includes significant, non-recurring adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2013, including $0.3 million associated with the step up in fair value of finished goods inventory acquired through the acquisition.

Palomar Medical Technologies, Inc.

On June 24, 2013, Cynosure acquired Palomar. Certain adjustments related to Palomar’s opening balance sheet were finalized during the first half of 2014, after the December 31, 2013 financial statements were issued. The adjustments were based on facts that existed at the acquisition date and were finalized using information that came available during the first half of 2014. Under Accounting Standards Codification (ASC) 805, Business Combinations, an acquirer is required to recognize adjustments to provisional amounts during the measurement period as they are identified, and to recognize such adjustments retrospectively – as if the accounting from the business combination had been completed at the acquisition date. As a result, the carrying amount of inventory acquired in the acquisition of Palomar was retrospectively decreased by $3.8 million on June 24, 2013, and the carrying amounts of the deferred tax liability and accounts payable acquired in the acquisition of Palomar were retrospectively increased by $0.2 million and $0.1 million, respectively, on June 24, 2013, with corresponding increases to goodwill. The carrying amount of accrued expenses acquired in the acquisition of Palomar was retrospectively decreased by $23,000 on June 24, 2013, with a corresponding decrease to goodwill. The December 31, 2013 consolidated balance sheet within this Quarterly Report on Form 10-Q has been updated to disclose these recast values.

Note 7 — Goodwill

Changes to goodwill during the nine months ended September 30, 2014 were as follows (in thousands):

Balance – December 31, 2013 (recast)	$99,237
Ellman acquisition	5,886
Translation adjustment	(8)

Balance – September 30, 2014	$105,115

Note 8 — Other Intangible Assets

Other intangible assets consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
September 30, 2014
Cost	$29,240	$384	$19,718	$18,390	$1,338	$69,070
Translation adjustment	—	41	5	—	3	49
Accumulated amortization	(6,370)	(255)	(5,244)	(1,379)	(8)	(13,256)

Balance, September 30, 2014	$22,870	$170	$14,479	$17,011	$1,333	$55,863

December 31, 2013
Cost	$27,510	$384	$15,833	$16,930	$1,338	$61,995
Translation adjustment	—	40	26	—	4	70
Accumulated amortization	(2,216)	(239)	(3,662)	(761)	(8)	(6,886)

Balance, December 31, 2013	$25,294	$185	$12,197	$16,169	$1,334	$55,179

Cynosure acquired $6.8 million of identifiable intangible assets in the Ellman acquisition, of which $1.7 million was assigned to technology patents, $3.6 million was assigned to customer relationships and $1.5 million was assigned to trademarks. The technology patents are being amortized on an economic patterned basis over a 7.0 year weighted-average amortization period and the customer relationships and trademarks are being amortized on a straight-line basis over a 15.0 year weighted-average amortization period. In total, the weighted-average amortization period for these intangible assets is 13.0 years.

Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed from the Ellman acquisition, including identifiable intangible assets and their related amortization periods. As such, the $6.8 million in intangible assets presented in the table above is provisional and will be finalized in a later period once the fair value procedures are completed.

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses. For the three and nine months ended September 30, 2014, Cynosure recognized $27,000 in amortization expense, classified as a component of amortization of intangible assets acquired, related to the identifiable intangible assets from the Ellman acquisition. For the three and nine months ended September 30, 2014, Cynosure recognized $32,000 in amortization expense, classified as a component of cost of revenues, related to the identifiable intangible assets from the Ellman acquisition.

Amortization expense for the three months ended September 30, 2014 and 2013 was $2.2 million and $1.4 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $6.4 million and $2.1 million, respectively. Cynosure has approximately $1.3 million of indefinite-life intangible assets that are included in other intangible assets in the table above. As of September 30, 2014, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2014	$2,282
2015	9,156
2016	8,365
2017	6,376
2018	4,860
2019 and thereafter	23,494

Total	$54,533

Note 9 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2014, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance – December 31, 2013	$6,651
Warranty provision related to new sales	10,484
Costs incurred	(9,979)

Balance – September 30, 2014	$7,156

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

The following table represents total revenue by geographic destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
United States	$39,734	$30,906	$100,404	$71,340
Europe	10,207	10,013	35,830	26,786
Asia / Pacific	15,131	13,570	47,857	37,300
Other	6,458	6,203	22,016	16,047

Total	$71,530	$60,692	$206,107	$151,473

Total assets by geographic area are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
United States	$400,149	$380,383
Europe	23,017	21,741
Asia / Pacific	17,889	16,437
Eliminations	(5,382)	(3,860)

Total	$435,673	$414,701

Long-lived assets by geographic area are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
United States	$32,353	$24,120
Europe	2,259	2,403
Asia / Pacific	2,256	1,600

Total	$36,868	$28,123

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or total long-lived assets for any period presented.

The increase in the amount of total assets is due primarily to the Ellman acquisition. The increase in the amount of long-lived assets is primarily due to the tangible net assets acquired from the Ellman acquisition. Cynosure is currently evaluating the fair value of assets acquired and liabilities assumed.

Note 11 — Net Income (Loss) Per Common Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and RSUs based on the treasury stock method. For the three and nine months ended September 30, 2014 and 2013, there were no outstanding Class B shares, and Cynosure may not issue Class B shares in the future.

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,074	$(1,281)	$8,338	$(8,996)

Basic weighted average common shares outstanding	21,637	22,331	21,900	18,406
Weighted average common equivalent shares	263	—	380	—

Diluted weighted average common shares outstanding	21,900	22,331	22,280	18,406

Basic net income (loss) per share	$0.14	$(0.06)	$0.38	$(0.49)

Diluted net income (loss) per share	$0.14	$(0.06)	$0.37	$(0.49)

For the three and nine months ended September 30, 2014, approximately 1.7 million and 1.5 million, respectively, weighted average stock options and RSUs to purchase shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

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

Note 12 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2014 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2013	$36	$(1,535)	$(1,499)
Current period other comprehensive loss	(16)	(1,249)	(1,265)

Balance — September 30, 2014	$20	$(2,784)	$(2,764)

Note 13 — Income Taxes

During the three months ended September 30, 2014 and 2013, Cynosure recorded an income tax provision of $1.0 million and $0.6 million, respectively, representing an effective tax rate of 25% and (88)%, respectively. The income tax provisions for the three months ended September 30, 2014 and 2013 are primarily attributable to the tax provision on the earnings of its foreign and domestic operations.

At December 31, 2013, Cynosure had gross unrecognized tax benefits of $1.7 million, of which $0.1 million, if recognized, would favorably impact the effective tax rate. During the nine months ended September 30, 2014, unrecognized tax benefits decreased by $0.8 million, of which none impacted the effective rate. The decrease of $0.8 million in the Company’s unrecognized tax benefits resulted from management’s finalization of its assessment of pre-existing Palomar uncertain tax positions within the purchase accounting period during the second quarter of 2014. At September 30, 2013, Cynosure had gross unrecognized tax benefits of $0.9 million, of which $0.1 million, if recognized, would favorably impact the effective tax rate. During the nine months ended September 30, 2014, the amount of interest and penalties recorded on unrecognized tax benefits was immaterial. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2009. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2009.

Note 14 — Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancelable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three and nine months ended September 30, 2014 was approximately $0.6 million and $2.5 million, respectively.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of 2014	$420	$73
2015	1,292	146
2016	1,396	2,165
2017	1,418	2,550
2018	1,369	2,515
2019 and thereafter	3,726	22,680

Total minimum lease payments	$9,621	$30,129

Less amount representing interest		(14,269)

Present value of obligations under capital leases		$15,860
Current portion of capital lease obligations		171

Capital lease obligations, net of current portion		$15,689

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of September 30, 2014.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$30,129	$183	$4,114	$5,036	$20,796
Operating leases	9,621	1,389	2,782	2,064	3,386

Total contractual obligations	$39,750	$1,572	$6,896	$7,100	$24,182

Note 15 — Recent Accounting Pronouncements

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors below under the heading “Risk Factors” in Part II, Item 1A, and in our other public filings with the Securities and Exchange Commission (SEC) that could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 17, 2014. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculptingS for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our SmoothShapes XV product line for the temporary reduction in the appearance of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions;

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos, benign pigmented lesions, acne scars, fine lines and wrinkles;

•	our Icon Aesthetic System for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our StarLux laser and pulsed light system for hair removal, skin resurfacing and skin rejuvenation; and

•	our Vectus diode laser for high volume hair removal.

On September 5, 2014, we acquired substantially all of the assets of Ellman International, Inc., which we refer to as Ellman, for $13.2 million in cash. In addition, we assumed certain contractual and current liabilities.

The Ellman acquisition complements our platform with radiofrequency (RF) energy sources and accessory products for aesthetic and surgical indications. Ellman’s product line encompasses multiple RF generators and single-use electrodes for aesthetic and multi-specialty surgical indications such as facial plastic and general surgery, gynecology, ear, nose and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. Ellman’s proprietary high frequency, low-temperature RF technology is optimized for achieving surgical precision and controlled hemostasis. The main aesthetic products which have been added to our portfolio as a result of the acquisition include:

•	the Surgitron® radiowave platform technology line of RF surgical generators;

•	the Pelleve® wrinkle reduction system for skin tightening and non-ablative skin rejuvenation; and

•	the PelleFirm™ RF body treatment system for skin tightening and reduction in the appearance of cellulite.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser, light-based technologies and other energies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength.

In March 2013, we commenced commercialization of our PicoSure® system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. U.S. Food and Drug Administration (FDA) clearance to market the PicoSure laser was received in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received marketing authorization for our PicoSure system in Canada in July 2013, in Australia in November 2013, and in Korea and Taiwan in January 2014. In July 2014, we received FDA clearance to market PicoSure for the treatment of acne scars. In September 2014, we received FDA clearance to market PicoSure for the treatment of wrinkles with PicoSure FOCUS Lens Array.

In 2012, we received FDA clearance in the United States to market an at home device for the treatment of wrinkles that we have developed in partnership with Unilever. In January 2014, we received a second FDA clearance. Unilever has advised us that it launched the product commercially during the third quarter of 2014.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the nine months ended September 30, 2014, we derived approximately 80% of our revenues from sales of our products and 20% of our revenues from parts, accessories, service and royalty revenues. During the nine months ended September 30, 2013, we derived approximately 84% of our revenues from sales of products and 16% of our revenues from parts, accessories, service and royalty revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

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

We sell our products globally under the Cynosure, Palomar, Ellman and ConBio names through a direct sales force in the United States, Canada, Mexico, France, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2014 and 2013, we derived 49% and 50% of our revenues, respectively, from sales outside North America. As of September 30, 2014, including expansion from the acquisition of Ellman, we had 116 sales employees covering North America and 78 sales employees in France, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the nine months ended September 30, 2014 and 2013:

	Percentage of Revenues
	Nine Months Ended September 30,
Region	2014	2013
North America	51%	50%
Europe	17	18
Asia/Pacific	23	25
Other	9	7

Total	100%	100%

See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended September 30, 2014 and 2013, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2014		2013
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$55,672	78%	$50,147	83%	$5,525	11%
Parts, accessories, service and royalty revenues	15,858	22	10,545	17	5,313	50

Total revenues	71,530	100	60,692	100	10,838	18
Cost of revenues	31,232	44	26,558	44	4,674	18

	Three Months Ended September 30,				$ Change	% Change
	2014		2013
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Gross profit	40,298	56	34,134	56	6,164	18
Operating expenses
Sales and marketing	21,721	30	17,364	28	4,357	25
Research and development	5,746	8	5,033	8	713	14
Amortization of intangible assets acquired	740	1	451	1	289	64
General and administrative	6,841	10	12,712	21	(5,871)	(46)

Total operating expenses	35,048	49	35,560	58	(512)	(1)

Income (loss) from operations	5,250	7	(1,426)	(2)	6,676	468
Interest (expense) income, net	(342)	—	25	—	(367)	(1,468)
Other (expense) income, net	(827)	(1)	721	1	(1,548)	(215)

Income (loss) before provision for income taxes	4,081	6	(680)	(1)	4,761	700
Provision for income taxes	1,007	2	601	1	406	68

Net income (loss)	$3,074	4%	$(1,281)	(2)%	$4,355	340%

Revenues

Total revenue for the three months ended September 30, 2014 increased by $10.8 million, or 18%, to $71.5 million, as compared to the three months ended September 30, 2013 revenues of $60.7 million (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Product sales in North America	$31,649	$27,025	$4,624	17%
Product sales outside North America	24,023	23,122	901	4
Global parts, accessories, service and royalty sales	15,858	10,545	5,313	50

Total revenues	$71,530	$60,692	$10,838	18%

The increase in revenue was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $4.6 million, or 17%, from the 2013 period, primarily due to an increase in the number of units sold of our PicoSure and Icon systems, as well as our newly acquired Ellman business, which contributed $0.9 million in North America product revenues for the period following the September 5, 2014 acquisition date.

•	Revenues from the sale of products outside of North America increased by approximately $0.9 million, or 4%, from the 2013 period, primarily due to our newly acquired Ellman business, which contributed $0.9 million in product revenues outside of North America for the period following the September 5, 2014 acquisition date.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $5.3 million, or 50%, from the 2013 period, primarily due to royalty revenues of $4.7 million for the 2014 period as compared to $1.2 million for the 2013 period. Royalty revenues for the 2014 period include a $3.0 million settlement payment received during the third quarter of 2014 pursuant to our December 2013 patent license agreement with Tria Beauty, Inc. In addition, our newly acquired Ellman business contributed $0.8 million in accessories and service revenues for the period following the September 5, 2014 acquisition date.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Cost of revenues (in thousands)	$31,232	$26,558	$4,674	18%
Cost of revenues (as a percentage of total revenues)	44%	44%

Total cost of revenues increased $4.7 million, or 18%, to $31.2 million for the three months ended September 30, 2014, as compared to $26.6 million for the three months ended September 30, 2013. The increase was primarily associated with our 18% increase in total revenues. Our total cost of revenues as a percentage of total revenues remained consistent for the three months ended September 30, 2014 and 2013.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Sales and marketing (in thousands)	$21,721	$17,364	$4,357	25%
Sales and marketing (as a percentage of total revenues)	30%	28%

Sales and marketing expenses increased $4.4 million, or 25%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily due to increases in the number of our sales employees as well as an increase in commission expense due to increased product revenues. Our total sales and marketing expenses for the 2014 period increased as a percentage of total revenues as compared to the 2013 period.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Research and development (in thousands)	$5,746	$5,033	$713	14%
Research and development (as a percentage of total revenues)	8%	8%

Research and development expenses increased $0.7 million, or 14%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, as we continued to invest in new product development. Our total research and development expenses as a percentage of total revenues remained consistent for the three months ended September 30, 2014 and 2013.

Amortization of Intangible Assets Acquired

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Amortization of intangible assets acquired (in thousands)	$740	$451	$289	64%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $0.3 million, or 64%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was primarily due to the increasing amortization expense related to the identifiable intangible assets acquired from the Palomar and Ellman acquisitions. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the three months ended September 30, 2014 and 2013.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
General and administrative (in thousands)	$6,841	$12,712	$(5,871)	(46)%
General and administrative (as a percentage of total revenues)	10%	21%

General and administrative expenses decreased $5.9 million, or 46%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease is primarily due to $6.2 million less in costs associated with acquisitions during the 2014 period as compared to the 2013 period, as compensation expense in connection with the change of control severance arrangements and other acquisition-related charges for Palomar came to an end. Excluding acquisition costs, our total general and administrative expenses for the 2014 period decreased as a percentage of total revenues as compared to the 2013 period.

Interest (Expense) Income, net

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Interest (expense) income, net (in thousands)	$(342)	$25	$(367)	(1,468)%

The change in interest (expense) income, net was primarily due to interest charges of $0.4 million during the three months ended September 30, 2014 associated with the capital lease of our U.S. operating facility. In the fourth quarter of 2013, we amended our lease agreement in Westford, MA, extending the term and the rentable space. We are treating the portion of the lease attributable to buildings as a capital lease and incurring interest charges accordingly.

Other (Expense) Income, net

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Other (expense) income, net (in thousands)	$(827)	$721	$(1,548)	(215)%

The change in other (expense) income, net was primarily a result of net foreign currency unrealized remeasurement losses in the third quarter of 2014, as compared to net foreign currency remeasurement gains the third quarter of 2013 due to the strengthening of the U.S. dollar primarily against the euro and British pound.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
Provision for income taxes (in thousands)	$1,007	$601	$406	68%
Provision as a percentage of income (loss) before provision for income taxes	25%	(88)%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In the third quarter of 2014, we recorded an income tax provision of $1.0 million, representing an effective tax rate of 25%. The income tax provision in the 2014 and 2013 periods were primarily attributable to the tax provision recorded on current domestic and foreign taxable earnings. We have a partial valuation allowance on the net deferred tax assets in the United States as we have benefitted from our U.S. deferred tax assets to the extent we have taxable income in a carryback year and existing taxable temporary differences. We continue to maintain a full valuation allowance on the net deferred tax assets of our foreign subsidiaries in Japan, Mexico and Australia, as well as Palomar Germany.

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended September 30, 2014 and 2013, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,
	2014		2013
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$164,969	80%	$127,286	84%	$37,683	30%
Parts, accessories, service and royalties revenues	41,138	20	24,187	16	16,951	70

Total revenues	206,107	100	151,473	100	54,634	36
Cost of revenues	89,721	44	65,865	43	23,856	36

Gross profit	116,386	56	85,608	57	30,778	36
Operating expenses
Sales and marketing	62,710	30	44,198	29	18,512	42
Research and development	16,319	8	12,350	8	3,969	32
Amortization of intangible assets acquired	2,166	1	948	1	1,218	128
General and administrative	22,197	11	42,189	28	(19,992)	(47)

Total operating expenses	103,392	50	99,685	66	3,707	4

Income (loss) from operations	12,994	6	(14,077)	(9)	27,071	192
Interest (expense) income, net	(1,034)	(1)	80	—	(1,114)	(1,393)
Other (expense) income, net	(548)	—	318	—	(866)	(272)

Income (loss) before provision (benefit) for income taxes	11,412	5	(13,679)	(9)	25,091	183
Provision (benefit) for income taxes	3,074	1	(4,683)	(3)	7,757	166

Net income (loss)	$8,338	4%	$(8,996)	(6)%	$17,334	193%

Revenues

Total revenue for the nine months ended September 30, 2014 increased by $54.6 million, or 36%, to $206.1 million, as compared to the nine months ended September 30, 2013 revenues of $151.5 million (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Product sales in North America	$80,893	$64,100	$16,793	26%
Product sales outside North America	84,076	63,186	20,890	33
Global parts, accessories, service and royalties	41,138	24,187	16,951	70

Total revenues	$206,107	$151,473	$54,634	36%

The increase in revenue was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $16.8 million, or 26%, from the 2013 period, primarily due to an increase in the number of units sold attributable to the 2014 period, which contained three full quarters of sales of the Vectus and Icon systems acquired through the Palomar acquisition, as well as an increase in the number of units sold of our PicoSure system. The 2013 period contained sales of the Vectus and Icon systems for just the period following the June 24, 2013 Palomar acquisition date. Our newly acquired Ellman business contributed $0.9 million in North America product revenues for the period following the September 5, 2014 acquisition date.

•	Revenues from the sale of products outside of North America increased by approximately $20.9 million, or 33%, from the 2013 period, primarily due to an increase in the number of units sold attributable to the 2014 period, which contained three full quarters of sales of the Vectus and Icon systems acquired through the Palomar acquisition, as well as an increase in the number of units sold of our PicoSure system. Our newly acquired Ellman business contributed $0.9 million in product revenues outside of North America for the period following the September 5, 2014 acquisition date.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $17.0 million, or 70%, from the 2013 period, primarily due to three full quarters of parts, accessories, service and royalties revenues attributable to the Palomar business, along with the $3.0 million settlement payment received during the third quarter of 2014 pursuant to our December 2013 patent license agreement with Tria Beauty, Inc.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Cost of revenues (in thousands)	$89,721	$65,865	$23,856	36%
Cost of revenues (as a percentage of total revenues)	44%	43%

Total cost of revenues increased $23.9 million, or 36%, to $89.7 million for the nine months ended September 30, 2014, as compared to $65.9 million for the nine months ended September 30, 2013. The increase was primarily associated with our 36% increase in total revenues. Our total cost of revenues as a percentage of total revenues remained relatively consistent for the nine months ended September 30, 2014 and 2013.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Sales and marketing (in thousands)	$62,710	$44,198	$18,512	42%
Sales and marketing (as a percentage of total revenues)	30%	29%

Sales and marketing expenses increased $18.5 million, or 42%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily due to three full quarters of sales and marketing expenses attributable to the integration of the Palomar sales and marketing team included in the 2014 period, increases in the number of our sales employees and an increase in commission expense due to increased product revenues. Our total sales and marketing expenses for the 2014 period increased as a percentage of total revenues as compared to the 2013 period.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Research and development (in thousands)	$16,319	$12,350	$3,969	32%
Research and development (as a percentage of total revenues)	8%	8%

Research and development expenses increased by $4.0 million, or 32%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily due to three full quarters of research and development expenses attributable to the integration of the Palomar research and development team included in the 2014 period. Our total research and development expenses as a percentage of total revenues remained consistent for the nine months ended September 30, 2014 and 2013.

Amortization of Intangible Assets Acquired

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Amortization of intangible assets acquired (in thousands)	$2,166	$948	$1,218	128
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $1.2 million, or 128%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase resulted from a full three quarters of amortization expense for the identifiable intangible assets from the Palomar acquisition, as well as amortization expense for the identifiable intangible assets from the Ellman acquisition, included in the 2014 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the nine months ended September 30, 2014 and 2013.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
General and administrative (in thousands)	$22,197	$42,189	$(19,992)	(47)%
General and administrative (as a percentage of total revenues)	11%	28%

General and administrative expenses decreased $20.0 million, or 47%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease is primarily due to $24.5 million less in costs associated with acquisitions during the 2014 period as compared to 2013 period, as compensation expense in connection with the change of control severance arrangements and other acquisition-related charges for Palomar came to an end. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the nine months ended September 30, 2014 and 2013.

Interest (Expense) Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Interest (expense) income, net (in thousands)	$(1,034)	$80	$(1,114)	(1,393)%

The change in interest (expense) income, net was primarily due to interest charges of $1.1 million during the nine months ended September 30, 2014 associated with the capital lease of our U.S. operating facility. In the fourth quarter of 2013, we amended our lease agreement in Westford, MA, extending the term and the rentable space. We are treating the portion of the lease attributable to buildings as a capital lease and incurring interest charges accordingly.

Other (Expense) Income, net

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Other (expense) income, net (in thousands)	$(548)	$318	$(866)	(272)%

The change in other (expense) income, net was primarily a result of net foreign currency remeasurement losses in the nine months ended September 30, 2014, as compared to net foreign currency remeasurement gains in the nine months ended September 30, 2013 due to the strengthening of the U.S. dollar primarily against the euro and British pound.

Provision (Benefit) for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
Provision (benefit) for income taxes (in thousands)	$3,074	$(4,683)	$7,757	166%
Provision (benefit) as a percentage of income (loss) before provision (benefit) for income taxes	27%	34%

The provision (benefit) for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. During the nine months ended September 30, 2014, we recorded an income tax provision of $3.1 million, representing an effective tax rate of 27%. The income tax provision in the 2014 period was primarily attributable to the tax provision recorded on current domestic and foreign taxable earnings, and includes a $0.3 million discrete tax benefit for the release of valuation allowance previously maintained against the net deferred tax asset of Palomar Spain. The income tax benefit for the nine months ended September 30, 2013 is primarily attributable to a non-recurring benefit of $5.8 million for the release of a portion of the legacy Cynosure domestic valuation allowance due to taxable temporary differences available as a source of income as a result of the Palomar business combination. We have a partial valuation allowance on the net deferred tax assets in the United States as we have benefitted from our U.S. deferred tax assets to the extent we have taxable income in a carryback year and existing taxable temporary differences. We continue to maintain a full valuation allowance on the net deferred tax assets of our foreign subsidiaries in Japan, Mexico and Australia, as well as Palomar Germany.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through proceeds from public offerings of our Class A common stock and funds generated from our operations.

At September 30, 2014, our cash, cash equivalents and short and long-term marketable securities were $113.0 million. Our cash and cash equivalents of $53.7 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $34.2 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, and corporate obligations and commercial paper, all of which mature by September 15, 2015. Our long-term marketable securities of $25.1 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by September 26, 2016.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the nine months ended September 30, 2014 and 2013, we purchased $14.0 million and $2.2 million, respectively, of property and equipment. During the nine months ended September 30, 2014 and 2013, we transferred $3.2 million and $5.3 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2014 will increase compared with the 2013 period.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the nine months ended September 30, 2014, we repurchased 742,179 shares of our common stock at an aggregate cost of $15.6 million and at a weighted average price of $20.96 per share under this program. As of September 30, 2014, approximately $4.1 million remains available to repurchase shares under the program. As of September 30, 2014, we have repurchased an aggregate of 1,628,586 shares under this program and previous programs at an aggregate cost of $33.1 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities was $18.0 million for the nine months ended September 30, 2014, and resulted primarily from the $8.3 million of net income for the period and $18.4 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items decreased cash from operating activities by $11.0 million primarily related to an increase in accounts receivable of $6.0 million and an increase in inventories of $6.3 million. Net cash used in investing activities was $52.3 million for the nine months ended September 30, 2014, which consisted primarily of purchases of marketable securities of $50.7 million, cash paid for the Ellman acquisition of $13.2 million and purchases of property and equipment of $14.0 million, partially offset by proceeds from the sales and maturities of marketable securities of $25.8 million. Net cash used in financing activities during the nine months ended September 30, 2014 was $5.5 million, principally relating to repurchases of common stock offset by the proceeds of stock option exercises.

Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2013, and resulted primarily from the $9.0 million of net loss for the period and changes in deferred income taxes of $5.6 million, partially offset by $9.1 million in depreciation and amortization and stock-based compensation expense, $1.3 million in net accretion of marketable securities and $0.5 million in impairment loss on long-lived assets held for sale. Net changes in working capital items decreased cash from operating activities by $11.5 million primarily related to an increase in accounts receivable of $13.1 million and an increase in inventories of $4.4 million. These were partially offset by an increase in accrued expenses of $5.8 million. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2013, which consisted primarily of the cash paid for the Palomar acquisition, net of cash received, of $65.0 million, purchases of marketable securities of $11.0 million and purchases of property and equipment of $2.2 million, partially offset by proceeds from the sales and maturities of marketable securities of $75.6 million. Net cash provided by financing activities during the nine months ended September 30, 2013 was $1.9 million, principally relating to the proceeds of stock option exercises, partially offset by acquisition-related stock issuance costs.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our critical accounting policies as of September 30, 2014.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries and corporate obligations and commercial paper. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by September 26, 2016. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	September 30, 2014	Future Maturities in 2014	Future Maturities in 2015	Future Maturities in 2016
Investments (at fair value)	$59,225	$6,667	$32,253	$20,305
Weighted average interest rate	0.23%	0.19%	0.25%	0.30%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 46% of our total international revenues during the nine months ended September 30, 2014. Substantially all of the remaining 54% were sales in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired Ellman on September 5, 2014. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Delaware Memorandum of Understanding and the Massachusetts Memorandum of Understanding contemplate that the parties will enter into a stipulation of settlement. On May 1, 2014, we, Palomar and the Delaware plaintiffs entered into a stipulation of settlement. The stipulation of settlement was filed with the Court of Chancery of the State of Delaware and the court approved the form of notice for mailing to the former stockholders of Palomar. Following notice, the court scheduled a hearing for July 21, 2014 at which the Court of Chancery of the State of Delaware considered the fairness, reasonableness and adequacy of the settlement and approved the settlement, resolved and released all claims that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), and dismissed the Delaware actions with prejudice. The court also awarded the plaintiffs’ counsel attorneys’ fees and expenses in the amount of $420,000 to be paid by Palomar or its successor. As Palomar’s successor, we paid through our insurance company the attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. In addition, also on May 1, 2014, we, Palomar and the Massachusetts plaintiffs filed a joint stipulation seeking dismissal of the Massachusetts State Actions, and the court dismissed the Massachusetts State Actions with prejudice on May 7, 2014. Finally, on July 16, 2014, the parties to the Massachusetts Federal Action informed the court that if the Court of Chancery for the State of Delaware approved the settlement during the July 21, 2014 hearing, the plaintiff would dismiss the Massachusetts Federal Action with prejudice and we will pay the plaintiff an additional amount for his attorneys’ fees and expenses through our insurance company. The Massachusetts Federal Action was dismissed on August 22, 2014.

Asclepion Laser Technologies GmbH, Italian Litigation

In October 2010, Palomar was served with an International Summons for a lawsuit filed in September 2010 by Asclepion Laser Technologies GmbH (Asclepion) in the Court of Rome in Italy. In this suit, Asclepion asked the Italian court to declare that Asclepion’s MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by Massachusetts General Hospital (“MGH”). We filed a request with the Italian Supreme Court challenging the international jurisdiction of the Italian courts for deciding infringement of the non-Italian parts of the European patents. A hearing was held in May 2013, and in a development contrary to settled Italian case law, the Italian Supreme Court ruled that the Italian courts have jurisdiction over the Italian as well as the German portions of the European patent. Asclepion has resumed its case before the Court of Rome. In March 2014, we, Palomar and MGH entered into a comprehensive settlement agreement with Asclepion which ended the patent disputes between the companies, including this patent dispute, which terminated on April 24, 2014, the Asclepion Laser Technologies GmbH, German Litigation described below, which terminated on March 21, 2014, and pending opposition proceedings before the European Patent Office. This settlement agreement includes a Non-exclusive Patent License Agreement under which Asclepion is granted a non-exclusive, worldwide, fully paid-up license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts, for professional hair removal products and we and Palomar are granted a non-exclusive, worldwide, royalty-free license to certain Asclepion patents. As part of the agreement, Asclepion will make two payments to us for the paid-up license. The first payment was made in March 2014 and the second payment is to be made on the earlier of March 17, 2015 or five business days following an initial public offering by Asclepion or a change of control of Asclepion. MGH will receive 40% of the first and second payments from Asclepion, after deducting our related outside legal costs.

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

We have revised our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A, for the quarterly period ended June 30, 2014. We have denoted with an asterisk (*) those risk factors that have been materially revised or added. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 15.

Risks Related to Our Business and Industry

We have incurred net losses in prior periods.

We incurred net losses of approximately $2.9 million in 2011 and $5.5 million in 2010. Although we were profitable in 2012 and the first quarter of 2013 and returned to profitability in the fourth quarter of 2013 and first three quarters of 2014, we incurred a net loss in the second and third quarters of 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Consumer demand for these procedures, and practitioner demand for our products, decreased dramatically during 2009, which contributed to a decrease in our total product revenues from $123.2 million in 2008 to $55.9 million in 2009. Although demand increased from 2010 through the first nine months of 2014, we believe that consumer demand for discretionary aesthetic laser treatments remains uncertain and may continue to adversely affect our operating results.

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 48%, 49% and 56% of our product revenues from sales outside North America for the years ended December 31, 2013, 2012 and 2011, respectively. In the first three quarters of 2014 we derived 51% of our product revenues from sales outside of North America.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 51% of our revenues outside of North America for the year ended December 31, 2013, and 50% of our revenues outside of North America for the year ended December 31, 2012, were denominated in or linked to the U.S. dollar. In the third quarter of 2014, 46% of our revenues outside of North America were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition.

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

Our Class A common stock price has fluctuated substantially in recent years. From January 1, 2012 through October 31, 2014, our Class A common stock has traded as high as $31.48 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

In the United States, Canada, Mexico, France, Spain, the United Kingdom, Germany, Korea, China, Japan and Australia, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which launched in the United States in the second quarter of 2014, is sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 25%, 25%, and 25% of our product revenue in 2013, 2012 and 2011, respectively. In the first three quarters of 2014, sales of our aesthetic treatment systems by third party distributors represented 23% of our product revenue.

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

El.En. may sell all or part of the shares of our common stock that it owns. El.En. is not subject to any contractual obligation to maintain its ownership position in our shares, and, consequently, El.En. may not maintain its ownership of our common stock. Sales by El.En. of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our common stock. We maintain an effective shelf registration statement that permits us and El.En. to offer and sell shares of our common stock in one or more offerings. On March 21, 2014, El.En. announced it had sold 1,100,000 shares of our Class A common stock. As of September 30, 2014, El. En. owned less than 5% of Cynosure’s outstanding common stock.

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

In addition, most of the products and systems that we sell became subject in 2013 to a new excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. We believe this excise tax could harm our sales and reduce our profitability.

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

*The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Affordable Care Act could adversely affect our business.

The Patient Protection and Affordable Care Act includes reporting and disclosure requirements, commonly referred to as the “Sunshine Act”, for manufacturers of drugs, biological, medical devices and medical supplies with regard to payments or other transfers of value made to certain physicians and teaching hospitals.

The final rules implementing the Sunshine Act are complex, ambiguous, and broad in scope. We are in the process of analyzing their application to our existing business following our September 2014 acquisition of the assets of Ellman International, Inc.; however, these requirements may adversely impact our relationships with manufacturers, distributors, physicians, and teaching hospitals, and we expect to incur increased costs of compliance.

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

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients or clients. Misusing our products or failing to adhere to operating guidelines for our products can cause severe burns or other significant damage to the eyes, skin or other tissue. If our products fail to function properly, we may be required to conduct product recalls and our customers may lose the ability to treat their patients or clients resulting in a loss of business for our customers. We are routinely involved in claims related to the use of our products. Product liability and business liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not apply or may not be sufficient to cover these claims, and the coverage we have is subject to deductibles for which we are responsible. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability or other claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

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

Following our acquisition of Palomar, significant management attention and resources have been required to integrate the two companies, which is now complete. Although we have achieved the anticipated synergies from the acquisition, achieving additional benefits of the acquisition will continue to depend, in part, on the integration of operations, personnel and technology of Palomar into our company.

We have incurred direct transaction costs of approximately $39 million in connection with the acquisition, including approximately $25.2 million in “golden parachute” compensation (also known as change of control payments). While we have assumed that a certain level of expenses would be incurred from the integration of the two companies, there are a number of factors beyond our control that could affect the total amount or the timing of all the expected integration expenses. These expenses could exceed the savings that we expect to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies. In addition, the combined company may incur additional material charges in subsequent fiscal quarters to reflect additional costs in connection with the acquisition.

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

In accordance with generally accepted accounting principles in the United States, our acquisition of Palomar was accounted for using the acquisition method of accounting, which resulted in charges to earnings that could have an adverse impact on the market value of our Class A common stock. Under the acquisition method of accounting, the total estimated purchase price was allocated to Palomar’s net tangible assets and identifiable intangible assets based on their respective fair values as of the date of completion of the merger. Any excess of the purchase price over those fair values was recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, the combined company will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

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

Following the announcement of the merger on March 18, 2013, six putative stockholder class action complaints were filed against Palomar, its directors and us. The complaints allege that the Palomar board of directors breached their fiduciary duties to the Palomar stockholders in connection with the approval of the merger and that we and, in five of the six lawsuits, Commander Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of us, aided and abetted the alleged breach of fiduciary duties. The complaints allege that the Palomar board of directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and to obtain the best financial and other terms, and that the registration statement we filed is materially deficient. In all six lawsuits, we have entered into memorandums of understanding that contemplate the parties entering into a stipulation of settlement. On May 1, 2014, we and the Delaware plaintiffs entered into a stipulation of settlement. The stipulation of settlement was filed with the Court of Chancery of the State of Delaware and the court approved the form of notice for mailing to the former stockholders of Palomar. Following notice, the court scheduled a hearing for July 21, 2014 at which the Court of Chancery of the State of Delaware considered the fairness, reasonableness and adequacy of the settlement and approved the settlement, resolved and released all claims that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), and dismissed the Delaware actions with prejudice. The Court also awarded the plaintiffs’ counsel attorneys’ fees and expenses in the amount of $420,000 to be paid by Palomar or its successor. As Palomar’s successor, we paid through our insurance company the attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. In addition, also on May 1, 2014, we, Palomar and the Massachusetts plaintiffs filed a joint stipulation seeking dismissal of the Massachusetts State Actions, and the court dismissed the Massachusetts State Actions with prejudice on May 7, 2014. Finally, on July 16, 2014, the parties to the Massachusetts Federal Action informed the court that if the Court of Chancery of the State of Delaware approved the settlement during the July 21, 2014 hearing, the plaintiff would dismiss the Massachusetts Federal Action with prejudice and we will pay the plaintiff an additional amount for his attorneys’ fees and expenses through our insurance company. The Massachusetts Federal Action was dismissed on August 22, 2014. If one or more of the lawsuits was successful, it could have resulted in substantial damages to Palomar’s former directors and us and cause us to incur additional costs and expenses in connection with the merger.

Risks Related to Future Acquisitions

Any delay in the completion of the integration of future acquired businesses, products or technologies, including employees, into us following an acquisition may significantly reduce the benefits expected to be obtained from the acquisition or could adversely affect the market price of our Class A common stock or our future business and financial results.

We may, from time to time, evaluate potential strategic acquisitions of other complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. However, we cannot assure you that these completed acquisitions, including our September 2014 acquisition of the assets of Ellman International, Inc., or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. The integration of these businesses may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchases of shares of our common stock during the quarter ended September 30, 2014 (in thousands, except average price paid per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2014 to July 31, 2014	326,103	$20.19	326,103	$4,069
August 1, 2014 to August 31, 2014	—	$—	—	$4,069
September 1, 2014 to September 30, 2014	—	$—	—	$4,069

Total	326,103		326,103

(1)	On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the three months ended September 30, 2014, we repurchased 326,103 shares of our common stock at an aggregate cost of $6.6 million and at a weighted average price of $20.19 per share under this program.
(2)	Consists of amounts that remain available for repurchase under the program.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of September 5, 2014, among Cynosure, Inc., Ellman International, Inc., Ellman Holdings, Inc., and Ellman Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 8, 2014)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: November 7, 2014	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman and Chief Executive Officer

Date: November 7, 2014	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of September 5, 2014, among Cynosure, Inc., Ellman International, Inc., Ellman Holdings, Inc., and Ellman Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 8, 2014)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.