Form 10-Q
period 2015-03-31
CYNOSURE INC
filed 2015-05-07
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of May 1, 2015:

Class	Number of Shares
Class A Common Stock, $0.001 par value	22,160,724

Cynosure, Inc.

EX-10.1 Sixth Amendment to the Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

PART I — Financial Information

Item 1.	Financial Statements (Unaudited)

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	(Unaudited) March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$71,914	$75,131
Short-term marketable securities	24,585	32,055
Accounts receivable, net	45,311	42,524
Inventories	68,209	59,318
Prepaid expenses and other current assets	10,580	9,629
Deferred income taxes	17,144	17,228

Total current assets	237,743	235,885
Property and equipment, net	35,523	34,256
Long-term marketable securities	30,082	26,189
Goodwill	105,877	105,764
Intangibles, net	51,272	53,583
Other assets	1,966	2,047

Total assets	$462,463	$457,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,062	$20,856
Accrued expenses	38,875	42,426
Deferred revenue	11,575	10,971
Capital lease obligation	135	137

Total current liabilities	77,647	74,390

Capital lease obligation, net of current portion	16,563	16,088
Deferred revenue, net of current portion	839	809
Other noncurrent liabilities	7,924	8,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 23,335 Class A shares and no Class B shares at March 31, 2015; Issued — 23,253 Class A shares and no Class B shares at December 31, 2014	23	23
Additional paid-in capital	357,834	355,082
Retained earnings	39,966	39,974
Accumulated other comprehensive loss	(5,229)	(3,863)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	359,490	358,112

Total liabilities and stockholders’ equity	$462,463	$457,724

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Product revenues	$56,502	$49,701
Parts, accessories, service and royalty revenues	18,410	12,303

Total revenues	74,912	62,004
Cost of revenues	32,139	26,609

Gross profit	42,773	35,395

Operating expenses:
Sales and marketing	25,696	20,122
Research and development	5,958	5,574
Amortization of intangible assets acquired	736	713
General and administrative	8,330	7,640

Total operating expenses	40,720	34,049

Income from operations	2,053	1,346
Interest expense, net	(402)	(349)
Other (expense) income, net	(1,663)	66

(Loss) income before provision for income taxes	(12)	1,063
(Benefit) provision for income taxes	(4)	374

Net (loss) income	$(8)	$689

Basic net (loss) income per share	$(0.00)	$0.03

Diluted net (loss) income per share	$(0.00)	$0.03

Basic weighted average common shares outstanding	21,664	21,978

Diluted weighted average common shares outstanding	21,664	22,568

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(8)	$689

Other comprehensive loss components:
Cumulative translation adjustment	(1,379)	(49)
Unrealized gain (loss) on marketable securities, net of taxes	13	(6)

Total other comprehensive loss	(1,366)	(55)

Comprehensive (loss) income	$(1,374)	$634

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014

Operating activities:
Net (loss) income	$(8)	$689
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,686	4,241
Stock-based compensation expense	1,820	1,466
Loss on disposal of fixed assets	5	32
Noncash interest expense on capital lease obligations	395	366
Noncash interest expense on license transfer agreement	51	—
Deferred income taxes	21	44
Net accretion of marketable securities	514	240
Changes in operating assets and liabilities:
Accounts receivable	(3,698)	(3,617)
Inventories	(10,963)	(2,732)
Net book value of demonstration inventory sold	94	126
Prepaid expenses and other current assets	(1,290)	260
Accounts payable	6,321	3,103
Tax benefit from the exercise of stock options	(27)	(382)
Accrued expenses	(3,056)	(4,748)
Deferred revenue	779	(8)
Other noncurrent liabilities	(402)	—

Net cash used in operating activities	(4,758)	(920)

Investing activities:
Purchases of property and equipment	(2,814)	(4,394)
Proceeds from the sales and maturities of marketable securities	13,150	3,565
Purchases of marketable securities	(10,081)	(17,083)
Decrease in other noncurrent assets	(19)	(127)

Net cash provided by (used in) investing activities	236	(18,039)

Financing activities:
Excess tax benefit on options exercised	27	382
Proceeds from stock option exercises	901	7,340
Payments on capital lease obligation	(73)	(311)

Net cash provided by financing activities	855	7,411
Effect of exchange rate changes on cash and cash equivalents	450	(77)

Net decrease in cash and cash equivalents	(3,217)	(11,625)
Cash and cash equivalents, beginning of the period	75,131	93,655

Cash and cash equivalents, end of the period	$71,914	$82,030

Supplemental cash flow information:
Cash paid for interest	$5	$5

Cash paid for income taxes	$515	$810

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$2,108	$556

Assets acquired under capital lease	$151	$—

Net effect of acquisition-related opening balance sheet adjustments	$140	$115

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.8 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, respectively, Cynosure had $26,000 and $25,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of revenues	$68	$65
Sales and marketing	475	443
Research and development	257	228
General and administrative	1,020	730

Total stock-based compensation expense	$1,820	$1,466

Cash received from option exercises was $0.9 million and $7.3 million during the three months ended March 31, 2015 and 2014, respectively.

Cynosure granted 319,509 and 657,240 stock options during the three months ended March 31, 2015 and 2014, respectively. Cynosure utilizes the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the three months ended March 31, 2015 and 2014 was $11.78 and $11.23, respectively, using the following assumptions:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.39% - 1.53%	1.44% - 1.76%
Expected dividend yield	—	—
Expected term	4.8 years	4.6 years
Expected volatility	43%	43% - 44%
Estimated forfeiture rate	5%	5%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility. Cynosure’s expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure granted 86,618 and 44,840 restricted stock units during the three months ended March 31, 2015 and 2014, respectively, to employees at a fair market value of its common stock on the date of grant and which vest annually over a three-year period. Cynosure is recognizing the related compensation expense on a straight-line basis over the three-year period.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$18,415	$16,875
Work in process	4,344	3,526
Finished goods	45,450	38,917

	$68,209	$59,318

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,531	$—	$—	$5,531
State and municipal bonds	—	46,359	—	46,359
Treasuries and government agencies	—	8,299	—	8,299
Equity securities	9	—	—	9

Total	$5,540	$54,658	$—	$60,198

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$1,753	$—	$—	$1,753
State and municipal bonds	—	47,744	—	47,744
Treasuries and government agencies	—	8,486	—	8,486
Corporate obligations and commercial paper	—	2,001	—	2,001
Equity securities	13	—	—	13

Total	$1,766	$58,231	$—	$59,997

(1)	Included in cash and cash equivalents at March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at March 31, 2015 or December 31, 2014.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at March 31, 2015 consist of approximately $54.7 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $9,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of March 31, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$23,576	$23,571	$5	$—
Treasuries and government agencies	1,000	1,000	—	—
Equity securities	9	13	—	(4)

Total short-term marketable securities	$24,585	$24,584	$5	$(4)

Long-term marketable securities:
State and municipal bonds	$22,783	$22,786	$6	$(9)
Treasuries and government agencies	7,299	7,299	3	(3)

Total long-term marketable securities	$30,082	$30,085	$9	$(12)

Total available-for-sale securities	$54,667	$54,669	$14	$(16)

Total marketable securities	$54,667

As of December 31, 2014, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$26,041	$26,033	$8	$—
Treasuries and government agencies	4,000	4,000	—	—
Corporate obligations and commercial paper	2,001	2,001	—	—
Equity securities	13	18	—	(5)

Total short-term marketable securities	$32,055	$32,052	$8	$(5)

Long-term marketable securities:
State and municipal bonds	$21,703	$21,721	$2	$(20)
Treasuries and government agencies	4,486	4,500	—	(14)

Total long-term marketable securities	$26,189	$26,221	$2	$(34)

Total available-for-sale securities	$58,244	$58,273	$10	$(39)

Total marketable securities	$58,244

As of March 31, 2015, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$46,359	$23,576	$22,783	$—
Treasuries and government agencies	8,299	1,000	7,299	—

Total available-for-sale debt securities	$54,658	$24,576	$30,082	$—

Note 6 — Acquisition

Ellman International, Inc.

On September 5, 2014, Cynosure acquired substantially all of the assets of Ellman International, Inc. (Ellman) for $13.2 million in cash. In addition, Cynosure assumed current liabilities associated with normal working capital and certain contractual liabilities. The purchase price was based primarily on the net working capital on the date of purchase plus an amount to retire all of Ellman’s long term debt on the date of sale. Cynosure also assumed a license transfer agreement as part of the purchase valued at $4.2 million, which is classified as a liability. The acquisition complements Cynosure’s aesthetic treatment platform with radiofrequency energy sources and accessory products. The acquisition of substantially all of the assets of Ellman was considered a business acquisition for accounting purposes.

Cynosure is assessing the fair value of the assets acquired and liabilities assumed. Pro forma financial information was filed with the Securities and Exchange Commission within the applicable time period. Cynosure has allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of September 5, 2014. During the fourth quarter of 2014, Cynosure completed its fair value procedures on the intangible assets, fixed assets and the license transfer agreement acquired in the Ellman acquisition. As such, the fair value of the accounts receivable, inventory, prepaid and other assets acquired, along with the accounts payable, accrued expenses and deferred revenue assumed presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed. Goodwill represents the excess of purchase price over the fair value of the net assets acquired. During the first quarter of 2015, Cynosure revised its estimates of the assets acquired and liabilities assumed in the Ellman acquisition, and as a result, increased goodwill from $6.6 million at December 31, 2014 to $6.7 million at March 31, 2015, with the offsetting decrease to inventory. The following table summarizes the estimated fair value as of September 5, 2014 of the net assets acquired (in thousands):

Purchase price:
Cash paid	$13,235

Total	$13,235

Assets (liabilities) acquired:
Accounts receivable	2,147
Inventory	3,542
Prepaid and other assets	488
Fixed assets	612
Intangible assets	6,800
Goodwill	6,738
Accounts payable	(9)
Accrued expenses	(2,469)
Deferred revenue	(454)
License transfer agreement	(4,160)

Total	$13,235

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the three months ended March 31, 2015 were as follows (in thousands):

Balance — December 31, 2014	$105,764
Ellman acquisition	140
Translation adjustment	(27)

Balance — March 31, 2015	$105,877

Other intangible assets consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
March 31, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(45)	—	—	(45)
Accumulated amortization	(9,394)	(221)	(6,294)	(1,834)	(25)	(17,768)

Balance, March 31, 2015	$19,846	$163	$13,379	$16,556	$1,328	$51,272

December 31, 2014
Cost	$29,240	$384	$19,718	$18,390	$1,338	$69,070
Translation adjustment	—	34	2	—	2	38
Accumulated amortization	(7,840)	(252)	(5,818)	(1,607)	(8)	(15,525)

Balance, December 31, 2014	$21,400	$166	$13,902	$16,783	$1,332	$53,583

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for the three months ended March 31, 2015 and 2014 was $2.2 million and $2.1 million, respectively. Cynosure has approximately $1.0 million of indefinite-life intangible assets that are included in other intangible assets in the table above. As of March 31, 2015, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2015	$6,916
2016	8,428
2017	6,439
2018	4,923
2019	3,188
2020 and thereafter	20,402

Total	$50,296

Note 8 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of lasers. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition. The following table sets forth activity in the accrued warranty account, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance — December 31, 2014	$8,118
Warranty provision related to new sales	2,997
Costs incurred	(3,311)

Balance — March 31, 2015	$7,804

Note 9 — Segment Information

In accordance with Accounting Standards Codification (ASC) 280, Segment Reporting Topic, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief decision-maker, as defined under ASC 280, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.

The following table represents total revenue by geographic area:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
United States	$41,451	$27,948
Europe	10,657	12,133
Asia / Pacific	16,814	15,527
Other	5,990	6,396

Total	$74,912	$62,004

Total assets by geographic area are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
United States	$427,998	$420,513
Europe	20,796	23,235
Asia / Pacific	19,269	19,182
Eliminations	(5,600)	(5,206)

Total	$462,463	$457,724

Long-lived assets (property and equipment only) by geographic area are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
United States	$31,339	$30,912
Europe	1,453	1,656
Asia / Pacific	2,731	1,688

Total	$35,523	$34,256

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, total assets or long-lived assets for any period presented.

Note 10 — Net (Loss) Income Per Common Share

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

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(8)	$689

Basic weighted average common shares outstanding	21,664	21,978
Weighted average common equivalent shares	—	590

Diluted weighted average common shares outstanding	21,664	22,568

Basic net (loss) income per share	$(0.00)	$0.03

Diluted net (loss) income per share	$(0.00)	$0.03

For the three months ended March 31, 2015, the number of basic and diluted weighted average shares outstanding was the same, as any increase in the number of shares of common stock equivalents for the three months ended March 31, 2015 would be antidilutive based on the net loss for the period. For the three months ended March 31, 2015, outstanding options and restricted stock units to purchase 1.7 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

For the three months ended March 31, 2014, approximately 1.1 million weighted average stock options and restricted stock units to purchase shares of the Company’s Class A common stock were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Note 11 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2015 were as follows (in thousands):

	Unrealized (Loss) Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2014	$(10)	$(3,853)	$(3,863)
Current period other comprehensive loss	13	(1,379)	(1,366)

Balance — March 31, 2015	$3	$(5,232)	$(5,229)

Note 12 — Income Taxes

During the three months ended March 31, 2015 and 2014, Cynosure recorded an income tax benefit of $4,000 and an income tax provision of $374,000, respectively. The income tax benefit for the three months ended March 31, 2015 is primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date worldwide loss.

At March 31, 2015 and December 31, 2014, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2010. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2010.

Note 13 — Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancellable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three months ended March 31, 2015 and 2014 was approximately $0.5 million and $1.0 million, respectively. The 2014 period rent expense includes approximately $0.5 million incurred on the former Palomar Medical Technologies, Inc. (Palomar) headquarters, which Cynosure occupied through July 2014.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows as of March 31, 2015, and reflect the impact of an April 2015 amendment on Cynosure’s U.S. operating facility lease (in thousands):

	Operating Leases	Capital Leases
Remainder of 2015	$1,428	$145
2016	1,850	2,327
2017	1,845	2,719
2018	1,800	2,626
2019	1,389	2,611
Thereafter	2,842	20,947

Total minimum lease payments	$11,154	$31,375

Less amount representing interest		(14,677)

Present value of obligations under capital leases		$16,698
Current portion of capital lease obligations		135

Capital lease obligations, net of current portion		$16,563

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of March 31, 2015. The table below reflects the impact of the April 2015 amendment on Cynosure’s U.S. operating facility lease.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Capital lease obligations, including interest	$31,375	$727	$5,121	$5,209	$20,318
Operating leases	11,154	1,890	3,682	2,953	2,629

Total contractual obligations	$42,529	$2,617	$8,803	$8,162	$22,947

Contingencies

Cynosure continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated. In accordance with the Financial Accounting Standards Board’s guidance on accounting for contingencies, Cynosure accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, Cynosure accrues the minimum amount of the range. In cases where Cynosure believes that a reasonably possible loss exists, Cynosure discloses the facts and circumstances of the litigation, including an estimable range, if possible. In management’s opinion, Cynosure is not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on Cynosure’s financial statements. Cynosure believes that contingent losses associated with any current litigation were remote as of March 31, 2015 and at the time of the filing of this Quarterly Report on Form 10-Q, and as such, Cynosure has not recorded or disclosed any material loss contingencies.

Note 14 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance codified in ASC 606, Revenue Recognition — Revenue  from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 was originally scheduled to be effective for interim and annual periods beginning after December 15, 2016. In April 2015, the Financial Accounting Standards Board proposed a one-year deferral of the effective date for ASC 606. Under the proposal, the standard would be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Cynosure is currently evaluating the impact of the provisions of ASC 606.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Part II, Item 1A of this Quarterly Report, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report and the documents that we have filed as exhibits to the Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the Securities and Exchange Commission on March 13, 2015. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Company Overview

We develop, manufacture, and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve vaginal health. We also market radiofrequency energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. We sell our products through a direct sales force in the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through international distributors in approximately 120 other countries.

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

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculptingS for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions;

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos, benign pigmented lesions, acne scars, fine lines and wrinkles;

•	our Icon Aesthetic System for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our Vectus diode laser for high volume hair removal; and

•	our MonaLisa Touch laser for the treatment of vaginal atrophy.

On September 5, 2014, we acquired substantially all of the assets of Ellman International, Inc., or Ellman, for $13.2 million in cash. In addition, we assumed certain of its contractual and current liabilities.

The Ellman acquisition complements our platform with RF energy sources and accessory products for aesthetic and surgical indications. Ellman’s product line encompasses multiple RF generators and single-use electrodes for aesthetic and multi-specialty surgical indications such as facial plastic and general surgery, gynecology, ear, nose and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. Ellman’s proprietary high frequency, low-temperature RF technology is optimized for achieving surgical precision and controlled hemostasis. The main products which have been added to our portfolio as a result of the acquisition include:

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

In November 2014, we signed an exclusive agreement with El.En. S.p.A., or El.En., to market and distribute in North America the MonaLisa Touch, a carbon dioxide laser for the treatment of vaginal atrophy, a condition that affects primarily postmenopausal women, breast cancer survivors and women who have undergone hysterectomies. We launched the product in the United States in the first quarter of 2015 through a specialty surgical sales force.

In March 2013, we commenced commercialization of our PicoSure® system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. U.S. Food and Drug Administration, or FDA, clearance to market the PicoSure laser was received in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received marketing authorization for our PicoSure system in Canada in July 2013, in Australia in November 2013, and in Korea and Taiwan in January 2014. In July 2014, we received FDA clearance to market PicoSure for the treatment of acne scars. In September 2014, we received FDA clearance to market PicoSure with PicoSure FOCUS Lens Array for the treatment of wrinkles. In February 2015, we received FDA clearance to market the 532 nm wavelength for PicoSure designed to more effectively treat red, yellow and orange tattoo ink colors, which we offer as an upgrade to our current PicoSure customer base.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the three months ended March 31, 2015, we derived approximately 75% of our revenues from sales of our products and 25% of our revenues from parts, accessories, service and royalty revenues. During the three months ended March 31, 2014, we derived approximately 80% of our revenues from sales of our products and 20% of our revenues from parts, accessories, service and royalty revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

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

In December 2013, we completed a comprehensive settlement agreement with Tria Beauty, Inc., or Tria, which ended the patent infringement litigation between Tria and Palomar Medical Technologies, Inc., or Palomar. Under the agreement, we are entitled to receive $10.0 million plus future royalty payments. We will pay approximately $2.0 million of this revenue to Massachusetts General Hospital, or MGH, under an exclusive license agreement between Palomar and MGH, which will be recorded as cost of revenues within our consolidated statement of operations. We recognized the final $3.0 million of this revenue in the three months ended March 31, 2015, which is recorded as royalty revenues within our consolidated statement of operations.

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2015 and 2014, we derived 43% and 53% of our total revenues, respectively, from sales outside North America. As of March 31, 2015, we had 110 sales employees covering North America and 64 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2015 and 2014:

	Percentage of Revenues
	Three Months Ended March 31,
Region	2015	2014
North America	57%	47%
Europe	14	20
Asia/Pacific	22	25
Other	7	8

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended March 31, 2015 and 2014, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2015		2014
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$56,502	75%	$49,701	80%	$6,801	14%
Parts, accessories, service and royalty revenues	18,410	25	12,303	20	6,107	50

Total revenues	74,912	100	62,004	100	12,908	21
Cost of revenues	32,139	43	26,609	43	5,530	21

Gross profit	42,773	57	35,395	57	7,378	21
Operating expenses
Sales and marketing	25,696	34	20,122	32	5,574	28
Research and development	5,958	8	5,574	9	384	7
Amortization of intangible assets acquired	736	1	713	1	23	3
General and administrative	8,330	11	7,640	13	690	9

Total operating expenses	40,720	54	34,049	55	6,671	20

Income from operations	2,053	3	1,346	2	707	53
Interest expense, net	(402)	(1)	(349)	—	(53)	(15)
Other (expense) income, net	(1,663)	(2)	66	—	(1,729)	(2,620)

(Loss) income before (benefit) provision for income taxes	(12)	—	1,063	2	(1,075)	(101)
(Benefit) provision for income taxes	(4)	—	374	1	(378)	(101)

Net (loss) income	$(8)	—%	$689	1%	$(697)	(101)%

Revenues

Total revenues for the three months ended March 31, 2015 increased by $12.9 million, or 21%, to $74.9 million, as compared to the three months ended March 31, 2014 revenues of $62.0 million (in thousands, except for percentages):

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Product sales in North America	$31,278	$21,609	$9,669	45%
Product sales outside North America	25,224	28,092	(2,868)	(10)
Global parts, accessories, service and royalty sales	18,410	12,303	6,107	50

Total revenues	$74,912	$62,004	$12,908	21%

The increase in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $9.7 million, or 45%, from the 2014 period, primarily due to an increase in the number of units sold, including the products acquired from Ellman in 2014 and the launch of MonaLisa Touch.

•	Revenues from the sale of products outside of North America decreased by approximately $2.9 million, or 10%, from the 2014 period, primarily due to unfavorable exchange rates impacting our European and Asia Pacific subsidiaries and units sold to our European distributors.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $6.1 million, or 50%, from the 2014 period, primarily due to the $3.0 million settlement received from Tria pursuant to our December 2013 patent license agreement and accessories revenues attributable to products acquired from Ellman.

Cost of Revenues

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Cost of revenues (dollars in thousands)	$32,139	$26,609	$5,530	21%
Cost of revenues (as a percentage of total revenues)	43%	43%

Total cost of revenues increased $5.5 million, or 21%, to $32.1 million for the 2015 period, as compared to $26.6 million in the 2014 period. The increase was primarily associated with our 21% increase in total revenues in 2015 compared to 2014. Our total cost of revenues as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Sales and Marketing

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Sales and marketing (dollars in thousands)	$25,696	$20,122	$5,574	28%
Sales and marketing (as a percentage of total revenues)	34%	32%

Sales and marketing expenses increased $5.6 million, or 28%, to $25.7 million for the 2015 period, as compared to $20.1 million in the 2014 period. The increase was primarily due to increases in the number of our sales employees, as well as an increase in commission expense due to increased product revenues. Our total sales and marketing expenses for the 2015 period increased as a percentage of total revenues as compared to the 2014 period due primarily to the additional costs of incorporating the acquired Ellman organization as well as marketing costs associated with MonaLisa Touch.

Research and Development

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Research and development (dollars in thousands)	$5,958	$5,574	$384	7%
Research and development (as a percentage of total revenues)	8%	9%

Research and development expenses increased $0.4 million, or 7%, to $6.0 million for the 2015 period, as compared to $5.6 million for the 2014 period. The increase was primarily due to Ellman’s research and development expenses of $0.6 million for the 2015 period offset by a reduction in project materials expenses. Our total research and development expenses for the 2015 period decreased as a percentage of total revenues as compared to the 2014 period.

Amortization of Intangible Assets Acquired

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Amortization of intangible assets acquired (dollars in thousands)	$736	$713	$23	3%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $23,000, or 3%, for the 2015 period as compared to the 2014 period. The increase resulted from the addition of the identifiable intangible assets from the Ellman acquisition included in the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

General and Administrative

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
General and administrative (dollars in thousands)	$8,330	$7,640	$690	9%
General and administrative (as a percentage of total revenues)	11%	13%

General and administrative expenses increased $0.7 million, or 9%, to $8.3 million for the 2015 period, as compared to $7.6 million for the 2014 period. The increase is primarily due to increased headcount, legal expenses and Ellman administration expenses. These are offset by $0.7 million less in severance and change in control costs associated with acquisitions during the 2015 period as compared to the 2014 period. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Interest Expense, net

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Interest expense, net (dollars in thousands)	$(402)	$(349)	$(53)	(15)%

The increase in interest expense, net was primarily due to interest charges on the license transfer agreement acquired in the 2014 Ellman acquisition, which are included in the 2015 period.

Other (Expense) Income, net

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
Other (expense) income, net (dollars in thousands)	$(1,663)	$66	$(1,729)	(2,620)%

The change in other (expense) income, net was primarily a result of net foreign currency remeasurement losses in the 2015 period, as compared to net foreign currency remeasurement gains in the 2014 period, primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen and Australian dollar.

(Benefit) Provision for Income Taxes

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change
(Benefit) provision for income taxes (dollars in thousands)	$(4)	$374	$(378)	(101)%
Effective tax rate	35%	35%

The benefit for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In the first quarter of 2015, we recorded an income tax benefit of $4,000, representing an effective tax rate of 35%. The income tax benefit for the 2015 period was primarily attributable to applying our estimated annual effective tax rate to our year-to-date worldwide loss. The income tax provision for the 2014 period was primarily attributable to the tax provision on the earnings of our foreign and domestic operations. We continue to maintain a valuation allowance on the net deferred assets of our subsidiaries in Mexico, Japan, and Germany.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

At March 31, 2015, our cash, cash equivalents and short and long-term marketable securities were $126.6 million. Our cash and cash equivalents of $71.9 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $24.6 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by March 15, 2016. Our long-term marketable securities of $30.1 million consist of investments in various state and municipal governments, all of which mature by March 1, 2017.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the three months ended March 31, 2015, we purchased $2.8 million of property and equipment. During the three months ended March 31, 2014, we purchased $4.4 million of property and equipment, which included $2.9 million for the expansion and improvement of our corporate headquarters. During the three months ended March 31, 2015 and 2014, we transferred $2.1 million and $0.6 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2015 will decrease compared with the 2014 period, as we have completed the integration of Palomar and the expansion and improvement of our corporate headquarters.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the three months ended March 31, 2015, we did not repurchase any shares of our common stock under this program. As of March 31, 2015, approximately $4.1 million remains available to repurchase shares under the program. As of March 31, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $4.8 million for the three months ended March 31, 2015. This resulted primarily from net changes in working capital items decreasing cash from operating activities by approximately $12.2 million driven by increases in inventory and accounts receivable and decreases in accrued expenses. This was partially offset by approximately $6.5 million in depreciation, amortization and stock-based compensation expense. Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2015, which consisted primarily of net proceeds from the sales and maturities of marketable securities of $13.2 million partially offset by purchases of marketable securities of $10.1 million and purchases of property and equipment of $2.8 million. Net cash provided by financing activities during the three months ended March 31, 2015 was $0.9 million, primarily relating to proceeds from stock option exercises.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2014. This resulted primarily from net changes in working capital items decreasing cash from operating activities by approximately $8.0 million driven by increases in inventory and accounts receivable and decreases in accrued expenses. This was partially offset by approximately $6.1 million in depreciation, amortization, stock-based compensation and interest expense and by approximately $0.7 million in net income for the period. Net cash used in investing activities was $18.0 million for the three months ended March 31, 2014, which consisted of purchases of marketable securities of $17.1 million and purchases of property and equipment of $4.4 million, offset by net proceeds from the sales and maturities of marketable securities of $3.6 million. Net cash provided by financing activities during the three months ended March 31, 2014 was $7.4 million, primarily relating to proceeds from stock option exercises.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies as of March 31, 2015.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by March 1, 2017. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	March 31, 2015	Future Maturities in 2015	Future Maturities in 2016	Future Maturities in 2017
Investments (at fair value)	$54,658	$19,636	$30,048	$4,974
Weighted average interest rate	0.35%	0.23%	0.37%	0.68%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 47% of our total international revenues during the three months ended March 31, 2015. Substantially all of the remaining 53% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired substantially all of the assets of Ellman on September 5, 2014. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of the year ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Telephone Consumer Protection Act Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision, and oral argument on the appeal was held in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 the plaintiff filed a request for further appellate review by the Supreme Judicial Court. On May 6, 2014, the Supreme Judicial Court issued a Notice of Denial of Application for Further Appellate Review. No further appeals are possible in Massachusetts. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts and asserting the same claims as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. In August 2013, plaintiff filed its motion with the court, although the deadline had been April 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. In February 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013. On July 23, 2014, the Second Circuit notified the parties that it will not hear oral arguments and will decide the case based on the briefs.

Asclepion Laser Technologies GmbH, Italian Litigation

In October 2010, Palomar was served with an International Summons for a lawsuit filed in September 2010 by Asclepion Laser Technologies GmbH, or Asclepion, in the Court of Rome in Italy. In this suit, Asclepion asked the Italian court to declare that Asclepion’s MeDioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by Massachusetts General Hospital, or MGH. We filed a request with the Italian Supreme Court challenging the international jurisdiction of the Italian courts for deciding infringement of the non-Italian parts of the European patents. A hearing was held in May 2013, and in a development contrary to settled Italian case law, the Italian Supreme Court ruled that the Italian courts have jurisdiction over the Italian as well as the German portions of the European patent. Asclepion has resumed its case before the Court of Rome. In March 2014, we, Palomar and MGH entered into a comprehensive settlement agreement with Asclepion which ended the patent disputes between the companies, including this patent dispute, which terminated on April 24, 2014, the Asclepion Laser Technologies GmbH, German Litigation described below, which terminated on March 21, 2014, and pending opposition proceedings before the European Patent Office. This settlement agreement includes a Non-exclusive Patent License Agreement under which Asclepion is granted a non-exclusive, worldwide, fully paid-up license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts, for professional hair removal products and we and Palomar are granted a non-exclusive, worldwide, royalty-free license to certain Asclepion patents. As part of the agreement, Asclepion made two payments to us for the paid-up license. The first payment was made in March 2014 and the second payment was made in March 2015. MGH received 40% of the first and second payments from Asclepion, after deducting our related outside legal costs.

Asclepion Laser Technologies GmbH, German Litigation

In October 2010, prior to being served the International Summons for the above described lawsuit in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation), Palomar commenced an action for patent infringement against Asclepion in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief. The complaint alleged that Asclepion’s MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by MGH. This proceeding was stayed by mutual agreement of the parties in January 2011 pending the outcome of Asclepion Laser Technologies GmbH, Italian Litigation and a final decision in opposition proceedings rendered by the European Patent Office, in which Asclepion filed an intervention in December 2010. In March 2014, we, Palomar and MGH entered into a comprehensive settlement agreement with Asclepion which ended the patent disputes between the companies, including this patent dispute, which terminated on March 21, 2014, the Asclepion Laser Technologies GmbH, Italian Litigation described above, which terminated on April 24, 2014, and the pending opposition proceedings before the European Patent Office. This settlement agreement includes a Non-exclusive Patent License Agreement under which Asclepion is granted a non-exclusive, worldwide, fully paid-up license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts, for professional hair removal products and we and Palomar are granted a non-exclusive, worldwide, royalty-free license to certain Asclepion patents. As part of the agreement, Asclepion made two payments to us for the paid-up license. The first payment was made in March 2014 and the second payment was made in March 2015. MGH received 40% of the first and second payments from Asclepion, after deducting our related outside legal costs.

Cirrex Systems LLC

In May 2014, Cirrex Systems LLC, or Cirrex, commenced an action for alleged patent infringement against us in the U.S. District Court for the District of Delaware seeking both monetary damages and injunctive relief. The complaint alleges that our SideLaze800 and SideLaze3D fibers used with our Cellulaze™ laser workstation and PrecisionTx™ laser infringe U.S. Patent Nos. 5,953,477 and 6,144,791. Cirrex is seeking to enjoin us from manufacturing, using or selling these products in the United States if we are found to infringe the patents and to obtain compensatory damages, interest and other relief. On July 21, 2014, we answered the complaint, denying that our products infringe the asserted patents and asserting that the patents are invalid and unenforceable. In April 2015, we entered into a comprehensive settlement agreement with Cirrex for nominal consideration, which ended the patent dispute between the companies.

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

We have revised our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2014. We have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 15.

Risks Related to Our Business and Industry

We have incurred net losses in prior periods.

Although we were profitable in 2014 and 2012, we incurred losses in the first quarter of 2015 and in 2013, 2011 and 2010. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 45% of our product revenues from sales outside North America for the three months ended March 31, 2015. We derived 48%, 48%, and 49% of our product revenues from sales outside North America for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 47% of our revenues outside of North America for the three months ended March 31, 2015, and 47% of our revenues outside of North America for the year ended December 31, 2014, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. For the three months ended March 31, 2015 we incurred a loss on foreign currency of $1.7 million, which is recorded as other expense (income), net within our consolidated statement of operations. This was primarily due to the weakening of the euro, British pound, Japanese yen and Australian dollar against the U.S. dollar. Unfavorable foreign exchange rates also had a negative impact on our European and Asia Pacific subsidiaries’ revenues for the three months ended March 31, 2015.

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

Our Class A common stock price has fluctuated substantially in recent years. From January 1, 2012 through May 1, 2015, our Class A common stock has traded as high as $35.21 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on a single contract manufacturer in the United States for the subassembly of certain products that we manufacture and sell, and for the manufacturing of certain products that we sell, and to which a significant portion of our revenues are attributable to these products. We depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze systems and PrecisionTx. We also depend on El.En. for the MonaLisa Touch laser system (for further information regarding our distribution agreements with El.En. please see the discussion on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2014). We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:YAG rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:YAG rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite / MedLite C6 product lines, for which we depend exclusively on Channel Islands Opto-Mechanical Engineering and JDS Uniphase Corporation, respectively. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, SmoothShapes XV and Accolade product families. We use diode laser subassemblies from IPG Photonics to manufacture our Aspire® body sculpting system with SlimLipo handpiece, and we use diode laser bars from Coherent to manufacture our Vectus Laser. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

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

In the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which launched in the United States in the second quarter of 2014, is sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 19% of our product revenue for the three months ended March 31, 2015. Sales of our aesthetic treatment systems by third party distributors represented 21%, 25% and 25% of our product revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Under exclusive distribution agreements with El.En., we purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. We also depend on El.En. for the MonaLisa Touch laser system (for further information regarding our distribution agreements with El.En. please see the discussion on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2014).

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality Systems Regulation, or the QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraphs, any of which could cause our business and operating results to suffer.

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

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the three months ended March 31, 2015, we did not repurchase any shares of our common stock under this program. As of March 31, 2015, approximately $4.1 million remains available to repurchase shares under the program. As of March 31, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Sixth Amendment to the Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: May 7, 2015	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman and Chief Executive Officer

Date: May 7, 2015	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Amendment to the Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.