Form 10-Q
period 2015-06-30
CYNOSURE INC
filed 2015-08-05
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of July 29, 2015:

Class	Number of Shares
Class A Common Stock, $0.001 par value	22,702,247

Cynosure, Inc.

EX-10.1 Sixth Amendment to the Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2015)

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-31.2 Section 302 Certification of Principal Financial Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial Officer

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

PART I — Financial Information

Item 1.	Financial Statements (Unaudited)

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	(Unaudited) June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$93,073	$75,131
Short-term marketable securities	29,727	32,055
Accounts receivable, net	47,658	42,524
Inventories	73,352	59,318
Prepaid expenses and other current assets	13,702	9,629
Deferred income taxes	17,134	17,228

Total current assets	274,646	235,885
Property and equipment, net	35,348	34,256
Long-term marketable securities	22,405	26,189
Goodwill	105,860	105,764
Intangibles, net	48,971	53,583
Other assets	2,340	2,047

Total assets	$489,570	$457,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,651	$20,856
Accrued expenses	38,533	42,426
Deferred revenue	12,121	10,971
Capital lease obligation	324	137

Total current liabilities	77,629	74,390
Capital lease obligation, net of current portion	16,763	16,088
Deferred revenue, net of current portion	815	809
Other noncurrent liabilities	10,669	8,325
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 24,197 Class A shares and no Class B shares at June 30, 2015;
Issued — 23,253 Class A shares and no Class B shares at December 31, 2014	24	23
Additional paid-in capital	376,396	355,082
Retained earnings	45,324	39,974
Accumulated other comprehensive loss	(4,946)	(3,863)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	383,694	358,112

Total liabilities and stockholders’ equity	$489,570	$457,724

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenues	$69,429	$59,596	$125,931	$109,297
Parts, accessories, service and royalty revenues	14,265	12,977	32,675	25,280

Total revenues	83,694	72,573	158,606	134,577
Cost of revenues	36,338	31,880	68,477	58,489

Gross profit	47,356	40,693	90,129	76,088
Operating expenses:
Sales and marketing	26,426	20,867	52,122	40,989
Research and development	5,251	4,999	11,209	10,573
Amortization of intangible assets acquired	736	713	1,472	1,426
General and administrative	7,302	7,716	15,632	15,356

Total operating expenses	39,715	34,295	80,435	68,344

Income from operations	7,641	6,398	9,694	7,744
Interest expense, net	(430)	(343)	(832)	(692)
Other income (expense), net	484	213	(1,179)	279

Income before provision for income taxes	7,695	6,268	7,683	7,331
Provision for income taxes	2,337	1,693	2,333	2,067

Net income	$5,358	$4,575	$5,350	$5,264

Basic net income per share	$0.24	$0.21	$0.24	$0.24

Diluted net income per share	$0.24	$0.20	$0.24	$0.23

Basic weighted average common shares outstanding	22,246	22,088	21,957	22,033

Diluted weighted average common shares outstanding	22,615	22,373	22,369	22,470

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,358	$4,575	$5,350	$5,264

Other comprehensive income (loss) components:
Cumulative translation adjustment	290	229	(1,089)	180
Unrealized (loss) gain on marketable securities, net of taxes	(7)	2	6	(4)

Total other comprehensive income (loss)	283	231	(1,083)	176

Comprehensive income	$5,641	$4,806	$4,267	$5,440

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$5,350	$5,264
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,424	8,435
Stock-based compensation expense	3,734	3,344
Loss on disposal of fixed assets	16	30
Noncash interest expense on capital lease obligations	827	734
Noncash interest expense on license transfer agreement	100	—
Deferred income taxes	2,250	(154)
Net accretion of marketable securities	1,034	625
Changes in operating assets and liabilities:
Accounts receivable	(5,798)	(10,941)
Inventories	(17,051)	(2,626)
Net book value of demonstration inventory sold	252	293
Prepaid expenses and other current assets	(4,089)	1,974
Accounts payable	5,873	5,519
Tax benefit from stock option exercises	(248)	(2,468)
Accrued expenses	(3,603)	(6,651)
Deferred revenue	1,269	498
Other noncurrent liabilities	(234)	—

Net cash (used in) provided by operating activities	(894)	3,876
Investing activities:
Purchases of property and equipment	(4,049)	(9,661)
Proceeds from the sales and maturities of marketable securities	22,420	12,940
Purchases of marketable securities	(17,346)	(35,146)
Increase in other noncurrent assets	(21)	(70)

Net cash provided by (used in) investing activities	1,004	(31,937)
Financing activities:
Excess tax benefit on options exercised	248	2,468
Repurchases of common stock	—	(8,971)
Proceeds from stock option exercises	17,330	7,486
Payments on capital lease obligation	(117)	(516)

Net cash provided by financing activities	17,461	467
Effect of exchange rate changes on cash and cash equivalents	371	(122)

Net increase (decrease) in cash and cash equivalents	17,942	(27,716)
Cash and cash equivalents, beginning of the period	75,131	93,655

Cash and cash equivalents, end of the period	$93,073	$65,939

Supplemental cash flow information
Cash paid for interest	$9	$9

Cash paid for income taxes	$2,444	$1,359

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$3,296	$1,045

Assets acquired under capital lease	$151	$58

Net effect of acquisition-related opening balance sheet adjustments	$143	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.9 million for each of the three months ended June 30, 2015 and 2014. Cynosure recorded stock-based compensation expense of $3.7 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, Cynosure had $25,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$80	$75	$148	$140
Sales and marketing	495	519	970	962
Research and development	292	259	549	487
General and administrative	1,047	1,025	2,067	1,755

Total stock-based compensation expense	$1,914	$1,878	$3,734	$3,344

Cash received from option exercises was $17.3 million and $7.5 million during the six months ended June 30, 2015 and 2014, respectively.

Cynosure granted options to purchase 346,029 and 719,230 shares of common stock during the six months ended June 30, 2015 and 2014, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2015 and 2014 was $11.90 and $10.99, respectively, using the following assumptions:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.39% - 1.55%	1.56% - 1.80%
Expected dividend yield	—	—
Expected term	4.8 years	4.6 years
Expected volatility	42% - 43%	43%
Estimated forfeiture rate	5%	5%

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

Cynosure granted 86,618 and 44,840 restricted stock units during the six months ended June 30, 2015 and 2014, respectively, to employees at a fair market value of its common stock on the date of grant and which vest annually over a three-year period. Cynosure is recognizing related compensation expense on a straight-line basis over the three-year period.

Cynosure granted 16,685 and 43,500 restricted stock units during the six months ended June 30, 2015 and 2014, respectively, to non-employee directors at a fair market value of its common stock on the date of grant and which vest quarterly over a one-year period. Cynosure is recognizing related compensation expense on a straight-line basis over the one-year period.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$19,739	$16,875
Work in process	3,336	3,526
Finished goods	50,277	38,917

	$73,352	$59,318

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$7,953	$—	$—	$7,953
State and municipal bonds	—	49,120	—	49,120
Treasuries and government agencies	—	3,002	—	3,002
Equity securities	10	—	—	10

Total	$7,963	$52,122	$—	$60,085

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$1,753	$—	$—	$1,753
State and municipal bonds	—	47,744	—	47,744
Treasuries and government agencies	—	8,486	—	8,486
Corporate obligations and commercial paper	—	2,001	—	2,001
Equity securities	13	—	—	13

Total	$1,766	$58,231	$—	$59,997

(1)	Included in cash and cash equivalents at June 30, 2015 and December 31, 2014.

During the six months ended June 30, 2015, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets or liabilities at June 30, 2015 or December 31, 2014.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at June 30, 2015 consist of approximately $52.1 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies and approximately $10,000 in equity securities. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of June 30, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$28,717	$28,714	$5	$(2)
Treasuries and government agencies	1,000	1,000	—	—
Equity securities	10	10	—	—

Total short-term marketable securities	$29,727	$29,724	$5	$(2)

Long-term marketable securities:
State and municipal bonds	$20,403	$20,417	$2	$(16)
Treasuries and government agencies	2,002	2,000	2	—

Total long-term marketable securities	$22,405	$22,417	$4	$(16)

Total available-for-sale securities	$52,132	$52,141	$9	$(18)

Total marketable securities	$52,132

As of December 31, 2014, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$26,041	$26,033	$8	$—
Treasuries and government agencies	4,000	4,000	—	—
Corporate obligations and commercial paper	2,001	2,001	—	—
Equity securities	13	18	—	(5)

Total short-term marketable securities	$32,055	$32,052	$8	$(5)

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Long-term marketable securities:
State and municipal bonds	$21,703	$21,721	$2	$(20)
Treasuries and government agencies	4,486	4,500	—	(14)

Total long-term marketable securities	$26,189	$26,221	$2	$(34)

Total available-for-sale securities	$58,244	$58,273	$10	$(39)

Total marketable securities	$58,244

As of June 30, 2015, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$49,120	$28,717	$20,403	$—
Treasuries and government agencies	3,002	1,000	2,002	—

Total available-for-sale debt securities	$52,122	$29,717	$22,405	$—

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

Cynosure is assessing the fair value of the assets acquired and liabilities assumed. Pro forma financial information was filed with the Securities and Exchange Commission within the applicable time period. Cynosure has allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of September 5, 2014. In 2014, Cynosure completed its fair value procedures on the intangible assets, fixed assets and the license transfer agreement acquired in the Ellman acquisition. As such, the fair value of the accounts receivable, inventory, prepaid and other assets acquired, along with the accounts payable, accrued expenses and deferred revenue assumed presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed. Goodwill represents the excess of purchase price over the fair value of the net assets acquired. During the six months ended June 30, 2015, Cynosure revised its estimates of the assets acquired and liabilities assumed in the Ellman acquisition, and as a result, increased goodwill from $6.6 million at December 31, 2014 to $6.7 million at June 30, 2015, with the offsetting decrease to inventory. The following table summarizes the estimated fair value as of September 5, 2014 of the net assets acquired (in thousands):

Purchase price:
Cash paid	$13,235

Total	$13,235

Assets (liabilities) acquired:
Accounts receivable	2,144
Inventory	3,542
Prepaid and other assets	488
Fixed assets	612
Intangible assets	6,800

Goodwill	6,741
Accounts payable	(9)
Accrued expenses	(2,469)
Deferred revenue	(454)
License transfer agreement	(4,160)

Total	$13,235

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the six months ended June 30, 2015 were as follows (in thousands):

Balance – December 31, 2014	$105,764
Ellman acquisition	143
Translation adjustment	(47)

Balance – June 30, 2015	$105,860

Other intangible assets consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
June 30, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(42)	—	—	(42)
Accumulated amortization	(10,947)	(225)	(6,797)	(2,062)	(41)	(20,072)

Balance, June 30, 2015	$18,293	$159	$12,879	$16,328	$1,312	$48,971

December 31, 2014
Cost	$29,240	$384	$19,718	$18,390	$1,338	$69,070
Translation adjustment	—	34	2	—	2	38
Accumulated amortization	(7,840)	(252)	(5,818)	(1,607)	(8)	(15,525)

Balance, December 31, 2014	$21,400	$166	$13,902	$16,783	$1,332	$53,583

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for the three months ended June 30, 2015 and 2014 was $2.3 million and $2.1 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $4.5 million and $4.2 million, respectively. Cynosure has approximately $1.0 million of indefinite-life intangible assets that are included in other intangible assets in the table above. As of June 30, 2015, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2015	$4,608
2016	8,430
2017	6,441
2018	4,925
2019	3,189
2020 and thereafter	20,402

Total	$47,995

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

Balance – December 31, 2014	$8,118
Warranty provision related to new sales	6,439
Costs incurred	(6,589)

Balance – June 30, 2015	$7,968

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

The following table represents total revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
United States	$48,196	$32,722	$89,647	$60,670
Europe	10,445	13,490	21,102	25,623
Asia / Pacific	18,143	17,199	34,958	32,726
Other	6,910	9,162	12,899	15,558

Total	$83,694	$72,573	$158,606	$134,577

Total assets by geographic area are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
United States	$451,937	$420,513
Europe	22,657	23,235
Asia / Pacific	20,440	19,182
Eliminations	(5,464)	(5,206)

Total	$489,570	$457,724

Long-lived assets (property and equipment only) by geographic area are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
United States	$31,331	$30,912
Europe	1,468	1,656
Asia / Pacific	2,549	1,688

Total	$35,348	$34,256

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

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,358	$4,575	$5,350	$5,264

Basic weighted average common shares outstanding	22,246	22,088	21,957	22,033
Weighted average common equivalent shares	369	285	412	437

Diluted weighted average common shares outstanding	22,615	22,373	22,369	22,470

Basic net income per share	$0.24	$0.21	$0.24	$0.24

Diluted net income per share	$0.24	$0.20	$0.24	$0.23

For the three and six months ended June 30, 2015, approximately 0.9 million and 1.0 million weighted average shares subject to stock options and restricted stock units, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the three and six months ended June 30, 2014, approximately 1.5 million and 1.3 million weighted average shares subject to stock options and restricted stock units, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Note 11 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the six months ended June 30, 2015 were as follows (in thousands):

	Unrealized Loss on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2014	$(10)	$(3,853)	$(3,863)
Current period other comprehensive income (loss)	6	(1,089)	(1,083)

Balance — June 30, 2015	$(4)	$(4,942)	$(4,946)

Note 12 — Income Taxes

During each of the three and six months ended June 30, 2015, Cynosure recorded an income tax provision of $2.3 million, representing an effective tax rate of 30%. The income tax provision for the three and six months ended June 30, 2015 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a $0.5 million discrete tax benefit for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to the discrete tax benefit of $0.5 million for the release of valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

During the three and six months ended June 30, 2014, Cynosure recorded an income tax provision of $1.7 million and $2.1 million, respectively, representing an effective tax rate of 27% and 28%, respectively. The income tax provision for the three and six months ended June 30, 2014 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a $0.3 million discrete tax benefit for the release of the valuation allowance previously maintained against the net deferred tax assets of Cynosure Spain S.L. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to the discrete tax benefit of $0.3 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Cynosure Spain S.L. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

At June 30, 2015 and December 31, 2014, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

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

Note 13 — Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancellable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three and six months ended June 30, 2015 was approximately $0.5 million and $1.0 million, respectively. Rent expense for the three and six months ended June 30, 2014 was approximately $1.0 million and $1.9 million, respectively. The 2014 period rent expense includes rent expense incurred on the former Palomar Medical Technologies, Inc. headquarters, which Cynosure occupied through July 2014.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows as of June 30, 2015 (in thousands):

	Operating Leases	Capital Leases
Remainder of 2015	$945	$86
2016	1,839	2,328
2017	1,833	2,719
2018	1,790	2,626
2019	1,387	2,611
2020 and thereafter	2,842	20,948

Total minimum lease payments	$10,636	$31,318

Less amount representing interest		(14,231)

Present value of obligations under capital leases		$17,087
Current portion of capital lease obligations		324

Capital lease obligations, net of current portion		$16,763

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of June 30, 2015.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Capital lease obligations, including interest	$31,318	$1,251	$5,197	$5,228	$19,642
Operating leases	10,636	1,864	3,647	2,717	2,408

Total contractual obligations	$41,954	$3,115	$8,844	$7,945	$22,050

Contingencies

Cynosure continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated. In accordance with the Financial Accounting Standards Board’s guidance on accounting for contingencies, Cynosure accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, Cynosure accrues the minimum amount of the range. In cases where Cynosure believes that a reasonably possible loss exists, Cynosure discloses the facts and circumstances of the litigation, including an estimable range, if possible. In management’s opinion, Cynosure is not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on Cynosure’s financial statements. Cynosure believes that contingent losses associated with any current litigation were remote as of June 30, 2015 and at the time of the filing of this Quarterly Report on Form 10-Q, and as such, Cynosure has not recorded or disclosed any material loss contingencies.

Note 14 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 was originally scheduled to be effective for interim and annual periods beginning after December 15, 2016. In July 2015, the Financial Accounting Standards Board deferred the effective date for ASC 606. The standard will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Cynosure is currently evaluating the impact of the provisions of ASC 606.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the Securities and Exchange Commission on March 13, 2015. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Company Overview

We develop, manufacture, and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve vaginal health. We also market radiofrequency, or RF, energy-sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. We sell our products through a direct sales force in the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through international distributors in approximately 120 other countries.

Our product portfolio is composed of a broad range of energy sources including Alexandrite, diode, Nd: YAG, picosecond, pulse dye, Q-switched lasers, intense pulsed light and RF technology. We offer single energy source systems as well as workstations that incorporate two or more different types of lasers or pulsed light technologies. We offer multiple technologies and system alternatives at a variety of price points depending primarily on the number and type of energy sources included in the system. Our products are designed to be easily upgradeable to add additional energy sources and handpieces, which provide our customers with technological flexibility as they expand their practices.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculpting for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our Affirm/SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions;

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos, benign pigmented lesions, acne scars, fine lines and wrinkles;

•	our Icon Aesthetic System for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our Vectus diode laser for high volume hair removal; and

•	our MonaLisa Touch laser for the treatment of vaginal health.

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

We are developing SculpSure, a hyperthermic laser treatment for non-invasive lipolysis of the flanks and abdomen. SculpSure is designed to reduce fat non-invasively by disrupting subcutaneous fat cells. In May 2015, we received U.S. Food and Drug Administration, or FDA, clearance to market SculpSure for non-invasive lipolysis of the flanks. In July 2015, we received an expanded FDA clearance to market SculpSure for non-invasive lipolysis of the abdomen. We plan to introduce SculpSure through a U.S. direct sales force in the second half of 2015.

In November 2014, we signed an exclusive agreement with El.En. S.p.A., or El.En., to market and distribute in North America the MonaLisa Touch, a carbon dioxide laser for the treatment of vaginal health, a condition that affects primarily postmenopausal women, breast cancer survivors and women who have undergone hysterectomies. We launched the product in the United States in the first quarter of 2015.

In March 2013, we commenced commercialization of our PicoSure system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. FDA clearance to market the PicoSure laser was received in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received marketing authorization for our PicoSure system in Canada in July 2013, in Australia in November 2013, and in Korea and Taiwan in January 2014. In July 2014, we received FDA clearance to market PicoSure for the treatment of acne scars. In September 2014, we received FDA clearance to market PicoSure with PicoSure FOCUS Lens Array for the treatment of wrinkles. In February 2015, we received FDA clearance to market the 532 nm wavelength for PicoSure designed to more effectively treat red, yellow and orange tattoo ink colors, which we offer as an upgrade to our current PicoSure customer base. Subject to receiving FDA clearance, which we anticipate by the end of this year, we plan to introduce a third upgradable wavelength for PicoSure: a 1064 nm laser delivery system for skin rejuvenation with the FOCUS Lens Array.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the six months ended June 30, 2015, we derived approximately 79% of our revenues from sales of our products and 21% of our revenues from parts, accessories, service and royalty revenues. During the six months ended June 30, 2014, we derived approximately 81% of our revenues from sales of our products and 19% of our revenues from parts, accessories, service and royalty revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

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

In December 2013, we completed a comprehensive settlement agreement with Tria Beauty, Inc., or Tria, which ended the patent infringement litigation between Tria and Palomar Medical Technologies Inc., or Palomar. Under the agreement, we were entitled to receive $10.0 million plus future royalty payments. We paid approximately $2.0 million of this revenue to Massachusetts General Hospital, or MGH, under an exclusive license agreement between Palomar and MGH, which was recorded as cost of revenues within our consolidated statement of operations. We recognized the final $3.0 million of this revenue in March 2015, which is recorded as royalty revenues within our consolidated statement of operations.

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2015 and 2014, we derived 41% and 52% of our revenues, respectively, from sales outside North America. As of June 30, 2015, we had 139 sales employees covering North America and 65 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2015 and 2014:

	Percentage of Revenues
	Six Months Ended June 30,
Region	2015	2014
North America	59%	48%
Europe	13	19
Asia/Pacific	22	24
Other	6	9

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended June 30, 2015 and 2014, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				$ Change	% Change
	2015		2014
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$69,429	83%	$59,596	82%	$9,833	16%
Parts, accessories, service and royalty revenues	14,265	17	12,977	18	1,288	10

Total revenues	83,694	100	72,573	100	11,121	15
Cost of revenues	36,338	43	31,880	44	4,458	14

Gross profit	47,356	57	40,693	56	6,663	16
Operating expenses
Sales and marketing	26,426	32	20,867	29	5,559	27

	Three Months Ended June 30,				$ Change	% Change
	2015		2014
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Research and development	5,251	6	4,999	7	252	5
Amortization of intangible assets acquired	736	1	713	1	23	3
General and administrative	7,302	9	7,716	10	(414)	(5)

Total operating expenses	39,715	48	34,295	47	5,420	16

Income from operations	7,641	9	6,398	9	1,243	19
Interest expense, net	(430)	(1)	(343)	—	(87)	(25)
Other income, net	484	1	213	—	271	127

Income before provision for income taxes	7,695	9	6,268	9	1,427	23
Provision for income taxes	2,337	3	1,693	2	644	38

Net Income	$5,358	6%	$4,575	7%	$783	17%

Revenues

Total revenues for the three months ended June 30, 2015 increased by $11.1 million, or 15%, to $83.7 million, as compared to revenues of $72.6 million for the three months ended June 30, 2014 (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Product sales in North America	$40,727	$27,635	$13,092	47%
Product sales outside North America	28,702	31,961	(3,259)	(10)
Global parts, accessories, service and royalty sales	14,265	12,977	1,288	10

Total revenues	$83,694	$72,573	$11,121	15%

The increase in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $13.1 million, or 47%, from the 2014 period primarily due to an increase in the number of units sold, including sales attributable to the launch of MonaLisa Touch and the products acquired from Ellman in 2014.

•	Revenues from the sale of products outside of North America decreased by approximately $3.3 million, or 10%, from the 2014 period primarily due to unfavorable exchange rates affecting our European and Asia Pacific subsidiaries and units sold to our European and Middle Eastern distributors.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $1.3 million, or 10%, from the 2014 period primarily due to accessories revenues attributable to products acquired from Ellman.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Cost of revenues (dollars in thousands)	$36,338	$31,880	$4,458	14%
Cost of revenues (as a percentage of total revenues)	43%	44%

Total cost of revenues increased $4.5 million, or 14%, to $36.3 million for the 2015 period, as compared to $31.9 million in the 2014 period. The increase was primarily associated with our 15% increase in total revenues in the 2015 period compared to the 2014 period. Our total cost of revenues for the 2015 period decreased as a percentage of total revenues as compared to the 2014 period primarily due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Sales and marketing (dollars in thousands)	$26,426	$20,867	$5,559	27%
Sales and marketing (as a percentage of total revenues)	32%	29%

Sales and marketing expenses increased $5.6 million, or 27%, to $26.4 million for the 2015 period, as compared to $20.9 million in the 2014 period. The increase was primarily due to increases in the number of our sales employees and an increase in commission expense due to increased product revenues. Our total sales and marketing expenses for the 2015 period increased as a percentage of total revenues as compared to the 2014 period due primarily to the additional costs of incorporating the acquired Ellman organization, as well as marketing costs associated with SculpSure.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Research and development (dollars in thousands)	$5,251	$4,999	$252	5%
Research and development (as a percentage of total revenues)	6%	7%

Research and development expenses increased $0.3 million, or 5%, to $5.3 million for the 2015 period, as compared to $5.0 million for the 2014 period. The increase was primarily due to the inclusion of Ellman’s research and development expenses within the 2015 period. Our total research and development expenses for the 2015 period decreased as a percentage of total revenues as compared to the 2014 period due to improved operating leverage.

Amortization of Intangible Assets Acquired

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Amortization of intangible assets acquired (dollars in thousands)	$736	$713	$23	3%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $23,000, or 3%, for the 2015 period as compared to the 2014 period. The increase resulted from the addition of the identifiable intangible assets from the Ellman acquisition included in the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
General and administrative (dollars in thousands)	$7,302	$7,716	$(414)	(5)%
General and administrative (as a percentage of total revenues)	9%	10%

General and administrative expenses decreased $0.4 million, or 5%, to $7.3 million for the 2015 period, as compared to $7.7 million for the 2014 period. The decrease is primarily due to $1.8 million less in costs associated with acquisitions during the 2015 period as compared to the 2014 period, partially offset by increased headcount, legal expenses and Ellman administration expenses. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Interest Expense, net

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Interest expense, net (dollars in thousands)	$(430)	$(343)	$(87)	(25)%

The increase in interest expense, net was primarily due to interest charges on the license transfer agreement acquired in the 2014 Ellman acquisition, which are included in the 2015 period.

Other Income, net

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Other income, net (dollars in thousands)	$484	$213	$271	127%

The change in other income, net was primarily a result of increased net foreign currency remeasurement gains in the 2015 period, compared to the 2014 period, primarily due to the weakening of the U.S. dollar against the euro, British pound, Korean won and Australian dollar.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Provision for income taxes (dollars in thousands)	$2,337	$1,693	$644	38%
Provision as a percentage of income before provision for income taxes	30%	27%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In the three months ended June 30, 2015, we recorded an income tax provision of $2.3 million, representing an effective tax rate of 30%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction. In the three months ended June 30, 2014, we recorded an income tax provision of $1.7 million, representing an effective tax rate of 27%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.3 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Cynosure Spain S.L. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2015 and 2014, respectively (in thousands, except for percentages):

	Six Months Ended June 30,
	2015		2014
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$125,931	79%	$109,297	81%	$16,634	15%
Parts, accessories, service and royalty revenues	32,675	21	25,280	19	7,395	29

Total revenues	158,606	100	134,577	100	24,029	18
Cost of revenues	68,477	43	58,489	43	9,988	17

Gross profit	90,129	57	76,088	57	14,041	18
Operating expenses
Sales and marketing	52,122	33	40,989	30	11,133	27
Research and development	11,209	7	10,573	8	636	6
Amortization of intangible assets acquired	1,472	1	1,426	1	46	3
General and administrative	15,632	10	15,356	12	276	2

Total operating expenses	80,435	51	68,344	51	12,091	18

Income from operations	9,694	6	7,744	6	1,950	25
Interest expense, net	(832)	—	(692)	(1)	(140)	(20)
Other (expense) income, net	(1,179)	(1)	279	—	(1,458)	(523)

Income before provision for income taxes	7,683	5	7,331	5	352	5
Provision for income taxes	2,333	2	2,067	1	266	13

Net income	$5,350	3%	$5,264	4%	$86	2%

Revenues

Total revenues for the six months ended June 30, 2015 increased by $24.0 million, or 18%, to $158.6 million, as compared to revenues of $134.6 million for the six months ended June 30, 2014 (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Product sales in North America	$72,005	$49,244	$22,761	46%
Product sales outside North America	53,926	60,053	(6,127)	(10)
Global parts, accessories, service and royalty sales	32,675	25,280	7,395	29

Total revenues	$158,606	$134,577	$24,029	18%

The increase in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $22.8 million, or 46%, from the 2014 period primarily due to an increase in the number of units sold, including sales attributable to the launch of MonaLisa Touch and the products acquired from Ellman in 2014.

•	Revenues from the sale of products outside of North America decreased by approximately $6.1 million, or 10%, from the 2014 period primarily due to unfavorable exchange rates affecting our European and Asia Pacific subsidiaries and units sold to our European and Middle Eastern distributors.

•	Revenues from the sale of parts, accessories, services and royalties increased by approximately $7.4 million, or 29%, from the 2014 period primarily due to accessories revenues attributable to products acquired from Ellman along with the $3.0 million settlement received from Tria during the 2015 period.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Cost of revenues (dollars in thousands)	$68,477	$58,489	$9,988	17%
Cost of revenues (as a percentage of total revenues)	43%	43%

Total cost of revenues increased $10.0 million, or 17%, to $68.5 million for the 2015 period, as compared to $58.5 million in the 2014 period. The increase was primarily associated with our 18% increase in total revenues in the 2015 period compared to the 2014 period. Our total cost of revenues as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Sales and marketing (dollars in thousands)	$52,122	$40,989	$11,133	27%
Sales and marketing (as a percentage of total revenues)	33%	30%

Sales and marketing expenses increased $11.1 million, or 27%, to $52.1 million for the 2015 period, as compared to $41.0 million in the 2014 period. The increase was primarily due to increases in the number of our sales employees and an increase in commission expense due to increased product revenues. Our total sales and marketing expenses for the 2015 period increased as a percentage of total revenues as compared to the 2014 period due primarily to the additional costs of incorporating the acquired Ellman organization, as well as marketing costs associated with MonaLisa Touch and SculpSure.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Research and development (dollars in thousands)	$11,209	$10,573	$636	6%
Research and development (as a percentage of total revenues)	7%	8%

Research and development expenses increased $0.6 million, or 6%, to $11.2 million for the 2015 period, as compared to $10.6 million for the 2014 period. The increase was primarily due to the inclusion of Ellman’s research and development expenses within the 2015 period along with an increase in professional services fees. Our total research and development expenses for the 2015 period decreased as a percentage of total revenues as compared to the 2014 period due to improved operating leverage.

Amortization of Intangible Assets Acquired

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Amortization of intangible assets acquired (dollars in thousands)	$1,472	$1,426	$46	3%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $46,000, or 3%, for the 2015 period as compared to the 2014 period. The increase resulted from the addition of the identifiable intangible assets from the Ellman acquisition included in the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
General and administrative (dollars in thousands)	$15,632	$15,356	$276	2%
General and administrative (as a percentage of total revenues)	10%	12%

General and administrative expenses increased $0.3 million, or 2%, to $15.6 million for the 2015 period, as compared to $15.4 million for the 2014 period. The increase is primarily due to increased headcount, legal expenses and Ellman administration expenses, partially offset by $2.5 million less in costs associated with acquisitions during the 2015 period as compared to the 2014 period. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Interest Expense, net

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Interest expense, net (dollars in thousands)	$(832)	$(692)	$(140)	(20)%

The increase in interest expense, net was primarily due to interest charges on the license transfer agreement acquired in the 2014 Ellman acquisition, which are included in the 2015 period.

Other (Expense) Income, net

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Other (expense) income, net (dollars in thousands)	$(1,179)	$279	$(1,458)	(523)%

The change in other (expense) income, net was primarily a result of net foreign currency remeasurement losses in the 2015 period, as compared to net foreign currency remeasurement gains in the 2014 period, primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen and Australian dollar.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Provision for income taxes (dollars in thousands)	$2,333	$2,067	$266	13%
Provision as a percentage of income before provision for income taxes	30%	28%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. During the six months ended June 30, 2015, we recorded an income tax provision of $2.3 million, representing an effective tax rate of 30%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction. During the six months ended June 30, 2014, we recorded an income tax provision of $2.1 million, representing an effective tax rate of 28%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.3 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Cynosure Spain S.L. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

At June 30, 2015, our cash, cash equivalents and short and long-term marketable securities were $145.2 million. Our cash and cash equivalents of $93.1 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $29.7 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by June 1, 2016. Our long-term marketable securities of $22.4 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by June 1, 2017.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the six months ended June 30, 2015, we purchased $4.0 million of property and equipment. During the six months ended June 30, 2014, we purchased $9.7 million of property and equipment, which included $5.8 million for the expansion and improvement of our corporate headquarters. During the six months ended June 30, 2015 and 2014, we transferred $3.3 million and $1.0 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2015 will decrease compared with the 2014 period, as we have completed the integration of Palomar and the expansion and improvement of our corporate headquarters.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the six months ended June 30, 2015, we did not repurchase any shares of our common stock under this program. As of June 30, 2015, approximately $4.1 million remains available to repurchase shares under the program. As of June 30, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used in operating activities was $0.9 million for the six months ended June 30, 2015. This resulted primarily from net changes in working capital items decreasing cash from operating activities by approximately $23.6 million driven by increases in inventory, accounts receivable and prepaid expenses and decreases in accrued expenses. This was partially offset by approximately $5.4 million in net income for the period and $13.2 million in depreciation, amortization and stock-based compensation expense for the period. Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2015, which consisted primarily of net proceeds from the sales and maturities of marketable securities of $22.4 million partially offset by purchases of marketable securities of $17.3 million and purchases of property and equipment of $4.0 million. Net cash provided by financing activities during the six months ended June 30, 2015 was $17.5 million, primarily relating to proceeds from stock option exercises.

Net cash provided by operating activities was $3.9 million for the six months ended June 30, 2014, and resulted primarily from the net income for the period of $5.3 million and $11.8 million in depreciation and amortization and stock-based compensation expense for the period. Net changes in working capital items decreased cash from operating activities by $14.4 million primarily driven by increases in accounts receivable and decreases in accrued expenses. Net cash used in investing activities was $31.9 million for the six months ended June 30, 2014, which consisted primarily of purchases of marketable securities of $35.1 million and purchases of property and equipment of $9.7 million, partially offset by proceeds from the sales and maturities of marketable securities of $12.9 million. Net cash provided by financing activities during the six months ended June 30, 2014 was $0.5 million, principally relating to proceeds of stock option exercises and the excess tax benefit from the exercise of stock options offset by repurchases of common stock.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies as of June 30, 2015.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by June 1, 2017. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	June 30, 2015	Future Maturities in 2015	Future Maturities in 2016	Future Maturities in 2017
Investments (at fair value)	$52,122	$15,471	$27,426	$9,225
Weighted average interest rate	0.36%	0.24%	0.34%	0.62%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 48% of our total international revenues during the six months ended June 30, 2015. Substantially all of the remaining 52% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired substantially all of the assets of Ellman on September 5, 2014. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of the year ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have revised our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2014. We have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 13.

Risks Related to Our Business and Industry

We have incurred net losses in prior periods.

Although we were profitable in the second quarter of 2015 and in 2014 and 2012, we incurred losses in the first quarter of 2015 and in 2013, 2011 and 2010. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 41% of our product revenues from sales outside North America for the six months ended June 30, 2015. We derived 48%, 48%, and 49% of our product revenues from sales outside North America for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 48% of our revenues outside of North America for the six months ended June 30, 2015, and 47% of our revenues outside of North America for the year ended December 31, 2014, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. For the six months ended June 30, 2015 we incurred a loss on foreign currency of $1.2 million, which is recorded as other income (expense), net within our consolidated statement of operations. This was primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen and Australian dollar. Unfavorable foreign exchange rates also had a negative impact on our European and Asia Pacific subsidiaries’ revenues for the six months ended June 30, 2015.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle and risks associated with new technology. For example, our PicoSure laser system, which we launched in 2013, was in development for several years. Our SculpSure laser system, which we plan to launch in the second half of 2015, has been in development for five years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

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

Our Class A common stock price has fluctuated substantially in recent years. From January 1, 2012 through July 29, 2015, our Class A common stock has traded as high as $42.97 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

In the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which launched in the United States in the second quarter of 2014, is sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 19% of our product revenue for the six months ended June 30, 2015. Sales of our aesthetic treatment systems by third party distributors represented 21%, 25% and 25% of our product revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

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

After clearance or approval of our products, we are subject to continuing regulation by the FDA and other regulators, and if we fail to comply with FDA regulations, our business could suffer.

Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations. We may also be subject to various state or other regulations.

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

We are vigorously defending this lawsuit. However, litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time.

This and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 1, 2015. During the three months ended June 30, 2015, we did not repurchase any shares of our common stock under this program. As of June 30, 2015, approximately $4.1 million remains available to repurchase shares under the program. As of June 30, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Sixth Amendment to the Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2015)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: August 5, 2015	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman and Chief Executive Officer

Date: August 5, 2015	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Amendment to the Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2015)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.