Form 10-Q
period 2015-09-30
CYNOSURE INC
filed 2015-11-06
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of October 29, 2015:

Class	Number of Shares
Class A Common Stock, $0.001 par value	22,725,708

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

EX-32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

PART I — Financial Information

Item 1.	Financial Statements

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	(Unaudited) September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$81,405	$75,131
Short-term marketable securities	38,429	32,055
Accounts receivable, net	44,933	42,524
Inventories	74,310	59,318
Prepaid expenses and other current assets	14,495	9,629
Deferred income taxes	17,527	17,228

Total current assets	271,099	235,885

Property and equipment, net	38,461	34,256
Long-term marketable securities	33,420	26,189
Goodwill	105,794	105,764
Intangibles, net	46,668	53,583
Other assets	2,325	2,047

Total assets	$497,767	$457,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,114	$20,856
Accrued expenses	40,706	42,426
Deferred revenue	16,140	10,971
Capital lease obligation	525	137

Total current liabilities	79,485	74,390
Capital lease obligation, net of current portion	17,068	16,088
Deferred revenue, net of current portion	847	809
Other noncurrent liability	10,495	8,325
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 24,222 Class A shares and no Class B shares at September 30, 2015
Issued — 23,253 Class A shares and no Class B shares at December 31, 2014	24	23
Additional paid-in capital	379,824	355,082
Retained earnings	48,553	39,974
Accumulated other comprehensive loss	(5,425)	(3,863)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	389,872	358,112

Total liabilities and stockholders’ equity	$497,767	$457,724

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenues	$64,644	$55,672	$190,575	$164,969
Parts, accessories, service and royalty revenues	13,770	15,858	46,445	41,138

Total revenues	78,414	71,530	237,020	206,107
Cost of revenues	34,009	31,232	102,486	89,721

Gross profit	44,405	40,298	134,534	116,386
Operating expenses:
Sales and marketing	26,828	21,721	78,950	62,710
Research and development	5,514	5,746	16,723	16,319
Amortization of intangible assets acquired	736	740	2,208	2,166
General and administrative	6,492	6,841	22,124	22,197

Total operating expenses	39,570	35,048	120,005	103,392

Income from operations	4,835	5,250	14,529	12,994
Interest expense, net	(428)	(342)	(1,260)	(1,034)
Other expense, net	(216)	(827)	(1,395)	(548)

Income before provision for income taxes	4,191	4,081	11,874	11,412
Provision for income taxes	962	1,007	3,295	3,074

Net income	$3,229	$3,074	$8,579	$8,338

Basic net income per share	$0.14	$0.14	$0.39	$0.38

Diluted net income per share	$0.14	$0.14	$0.38	$0.37

Basic weighted-average common shares outstanding	22,580	21,637	22,167	21,900

Diluted weighted-average common shares outstanding	22,880	21,900	22,539	22,280

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,229	$3,074	$8,579	$8,338

Other comprehensive loss components:
Cumulative translation adjustment	(516)	(1,429)	(1,605)	(1,249)
Unrealized gain (loss) on marketable securities	37	(12)	43	(16)

Total other comprehensive loss	(479)	(1,441)	(1,562)	(1,265)

Comprehensive income	$2,750	$1,633	$7,017	$7,073

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$8,579	$8,338
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	14,343	13,100
Stock-based compensation expense	5,683	5,320
Loss on disposal of fixed assets	15	67
Noncash interest expense on capital lease obligations	1,271	1,110
Noncash interest expense on license transfer agreement	148	—
Deferred income taxes	1,590	(127)
Net accretion of marketable securities	1,609	1,134
Tax benefit from stock option exercises	(1,309)	(3,033)
Changes in operating assets and liabilities:
Accounts receivable	(3,391)	(5,994)
Inventories	(20,018)	(6,325)
Net book value of demonstration inventory sold	298	500
Prepaid expenses and other current assets	(3,889)	759
Accounts payable	1,339	5,774
Accrued expenses	(1,345)	(2,599)
Deferred revenue	5,380	(63)
Other noncurrent liability	(179)	—

Net cash provided by operating activities	10,124	17,961
Investing activities:
Purchases of property and equipment	(8,101)	(14,011)
Proceeds from the sales and maturities of marketable securities	35,247	25,755
Purchases of marketable securities	(50,403)	(50,712)
Cash paid for acquisitions, net of cash received	—	(13,235)
Increase in other noncurrent assets	(29)	(89)

Net cash used in investing activities	(23,286)	(52,292)
Financing activities:
Excess tax benefit on options exercised	1,309	3,033
Repurchases of common stock	—	(15,554)
Proceeds from stock option exercises	17,745	7,629
Payments on capital lease obligation	(179)	(602)

Net cash provided by (used in) financing activities	18,875	(5,494)
Effect of exchange rate changes on cash and cash equivalents	561	(76)

Net increase (decrease) in cash and cash equivalents	6,274	(39,901)
Cash and cash equivalents, beginning of the period	75,131	93,655

Cash and cash equivalents, end of the period	$81,405	$53,754

Supplemental cash flow information
Cash paid for interest	$13	$14

Cash paid for income taxes	$2,915	$1,827

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$4,970	$3,151

Assets acquired under capital lease	$273	$166

Net effect of acquisition-related opening balance sheet adjustments	$143	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $1.9 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively. Cynosure recorded stock-based compensation expense of $5.7 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, respectively, Cynosure had $29,000 and $25,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$96	$79	$244	$219
Sales and marketing	541	519	1,511	1,481
Research and development	308	270	857	757
General and administrative	1,004	1,108	3,071	2,863

Total stock-based compensation expense	$1,949	$1,976	$5,683	$5,320

Cash received from option exercises was $17.7 million and $7.6 million during the nine months ended September 30, 2015 and 2014, respectively.

Cynosure granted options to purchase 452,499 and 849,680 shares of common stock during the nine months ended September 30, 2015 and 2014, respectively. Cynosure has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2015 and 2014 was $12.40 and $10.51, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.39% - 1.72%	1.44% - 1.80%
Expected dividend yield	—	—
Expected term	4.8 years	4.6 years
Expected volatility	42% - 43%	43% - 44%
Estimated forfeiture rate	5%	5%

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

Cynosure granted 86,618 and 44,840 restricted stock units during the nine months ended September 30, 2015 and 2014, respectively, to employees at a fair market value of its common stock on the date of grant and which vest annually over a three-year period. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the three-year period.

Cynosure granted 16,685 and 43,500 restricted stock units during the nine months ended September 30, 2015 and 2014, respectively, to non-employee directors at a fair market value of its common stock on the date of grant and which vest quarterly over a one-year period. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the one-year period.

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$21,032	$16,875
Work in process	3,522	3,526
Finished goods	49,756	38,917

	$74,310	$59,318

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,801	$—	$—	$5,801
Treasuries and government agencies (2)	—	14,523	—	14,523
State and municipal bonds	—	59,826	—	59,826

Total	$5,801	$74,349	$—	$80,150

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,753	$—	$—	$1,753
State and municipal bonds	—	47,744	—	47,744
Treasuries and government agencies	—	8,486	—	8,486
Corporate obligations and commercial paper	—	2,001	—	2,001
Equity securities	13	—	—	13

Total	$1,766	$58,231	$—	$59,997

(1)	Included in cash and cash equivalents at September 30, 2015 and December 31, 2014.
(2)	$2.5 million included in cash and cash equivalents at September 30, 2015.

During the nine months ended September 30, 2015, there were no significant transfers in and out of Level 1 and Level 2. Cynosure did not have any Level 3 financial assets at September 30, 2015 or December 31, 2014.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at September 30, 2015 consist of approximately $74.3 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of September 30, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
Treasuries and government agencies	$2,500	$2,500	$—	$—

Total cash equivalents	$2,500	$2,500	$—	$—

Short-term marketable securities:
State and municipal bonds	$36,929	$36,912	$17	$—
Treasuries and government agencies	1,500	1,500	—	—

Total short-term marketable securities	$38,429	$38,412	$17	$—

Long-term marketable securities:
State and municipal bonds	$22,897	$22,873	$26	$(2)
Treasuries and government agencies	10,523	10,515	8	—

Total long-term marketable securities	$33,420	$33,388	$34	$(2)

Total available-for-sale securities	$74,349	$74,300	$51	$(2)

Total marketable securities	$71,849

As of December 31, 2014, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$26,041	$26,033	$8	$—
Treasuries and government agencies	4,000	4,000	—	—
Corporate obligations and commercial paper	2,001	2,001	—	—
Equity securities	13	18	—	(5)

Total short-term marketable securities	$32,055	$32,052	$8	$(5)

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Long-term marketable securities:
State and municipal bonds	$21,703	$21,721	$2	$(20)
Corporate obligations and commercial paper	4,486	4,500	—	(14)

Total long-term marketable securities	$26,189	$26,221	$2	$(34)

Total available-for-sale securities	$58,244	$58,273	$10	$(39)

Total marketable securities	$58,244

As of September 30, 2015, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$59,826	$36,929	$22,897	$—
Treasuries and government agencies	14,523	4,000	10,523	—

Total available-for-sale debt securities	$74,349	$40,929	$33,420	$—

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

Cynosure has assessed the fair value of the assets acquired and liabilities assumed. Pro forma financial information was filed with the SEC within the applicable time period. Cynosure has allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of September 5, 2014. During the nine months ended September 30, 2015, Cynosure completed its purchase accounting estimates of the assets acquired and liabilities assumed in connection with the acquisition of the assets of Ellman, and as a result, increased goodwill from $6.6 million at December 31, 2014 to $6.7 million at September 30, 2015, with the offsetting decrease to inventory.

The following table summarizes the estimated fair value as of September 5, 2014 of the net assets acquired (in thousands):

Purchase price:
Cash paid	$13,235

Total	$13,235

Assets (liabilities) acquired:
Accounts receivable	$2,144
Inventory	3,542
Prepaid expenses and other assets	488
Property and equipment	612
Intangible assets	6,800
Goodwill	6,741
Accounts payable	(9)
Accrued expenses	(2,469)
Deferred revenue	(454)
Other noncurrent liability	(4,160)

Total	$13,235

Note 7 — Goodwill and Other Intangible Assets

Changes to goodwill during the nine months ended September 30, 2015 were as follows (in thousands):

Balance – December 31, 2014	$105,764
Ellman acquisition	143
Translation adjustment	(113)

Balance – September 30, 2015	$105,794

Other intangible assets consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
September 30, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(39)	—	—	(39)
Accumulated amortization	(12,500)	(229)	(7,300)	(2,290)	(59)	(22,378)

Balance, September 30, 2015	$16,740	$155	$12,379	$16,100	$1,294	$46,668

December 31, 2014
Cost	$29,240	$384	$19,718	$18,390	$1,338	$69,070
Translation adjustment	—	34	2	—	2	38
Accumulated amortization	(7,840)	(252)	(5,818)	(1,607)	(8)	(15,525)

Balance, December 31, 2014	$21,400	$166	$13,902	$16,783	$1,332	$53,583

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for the three months ended September 30, 2015 and 2014 was $2.3 million and $2.2 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $6.9 million and $6.4 million, respectively. Cynosure has approximately $1.0 million of indefinite-life intangible assets that are included in other intangible assets in the table above. As of September 30, 2015, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2015	$2,305
2016	8,431
2017	6,441
2018	4,925
2019	3,189
2020 and thereafter	20,401

Total	$45,692

Note 8 — Warranty Costs

Cynosure typically provides a one-year parts and labor warranty on end-user sales of equipment. Distributor sales generally include a one-year warranty on parts only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition and charged to cost of goods sold. The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2015, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance – December 31, 2014	$8,118
Warranty provision related to new sales	9,570
Costs incurred	(9,785)

Balance – September 30, 2015	$7,903

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

The following table represents total revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
United States	$47,341	$39,734	$136,988	$100,404
Europe	8,470	10,207	29,572	35,830
Asia / Pacific	16,217	15,131	51,175	47,857
Other	6,386	6,458	19,285	22,016

Total	$78,414	$71,530	$237,020	$206,107

Total assets by geographic area are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
United States	$462,585	$420,513
Europe	21,526	23,235
Asia / Pacific	19,247	19,182
Eliminations	(5,591)	(5,206)

Total	$497,767	$457,724

Long-lived assets (property and equipment only) by geographic area are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
United States	$34,134	$30,912
Europe	1,540	1,656
Asia / Pacific	2,787	1,688

Total	$38,461	$34,256

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, assets or long-lived assets for any period presented.

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

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,229	$3,074	$8,579	$8,338

Basic weighted average common shares outstanding	22,580	21,637	22,167	21,900
Weighted average common equivalent shares	300	263	372	380

Diluted weighted average common shares outstanding	22,880	21,900	22,539	22,280

Basic net income per share	$0.14	$0.14	$0.39	$0.38

Diluted net income per share	$0.14	$0.14	$0.38	$0.37

For the three and nine months ended September 30, 2015, approximately 0.5 million and 1.1 million weighted average shares subject to stock options and restricted stock units, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For the three and nine months ended September 30, 2014, approximately 1.7 million and 1.5 million weighted average shares subject to stock options and restricted stock units, respectively, were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Note 11 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2015 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2014	$(10)	$(3,853)	$(3,863)
Current period other comprehensive loss	43	(1,605)	(1,562)

Balance — September 30, 2015	$33	$(5,458)	$(5,425)

Note 12 — Income Taxes

During the three and nine months ended September 30, 2015, Cynosure recorded an income tax provision of $1.0 million and $3.3 million, respectively, representing an effective tax rate of 23% and 28%, respectively. The income tax provision for the three and nine months ended September 30, 2015 was primarily attributable to applying Cynosure’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes. The estimated annual effective tax rate is favorably impacted by the jurisdictional mix of worldwide earnings and the domestic manufacturing deduction, and unfavorably impacted by non-deductible expenses. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million for the release of valuation allowance previously maintained against the net deferred tax assets of Palomar Japan K.K., that was recorded in the second quarter of 2015, as well as a discrete tax benefit of $0.5 million that was principally due to an increase in 2014 federal and state research credits that was recorded in the third quarter of 2015.

During the three and nine months ended September 30, 2014, Cynosure recorded an income tax provision of $1.0 million and $3.1 million, respectively, representing an effective tax rate of 25% and 27%, respectively. The income tax provision for the three and nine months ended September 30, 2014 was primarily attributable to applying Cynosure’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.3 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Cynosure Spain S.L. that was recognized in the second quarter of 2014. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

At September 30, 2015 and December 31, 2014, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2011. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2010.

Note 13 — Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancellable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three and nine months ended September 30, 2015 was approximately $0.5 million and $1.5 million, respectively. Rent expense for the three and nine months ended September 30, 2014 was approximately $0.6 million and $2.5 million, respectively. The 2014 period rent expense includes rent expense incurred on the former Palomar Medical Technologies, Inc. headquarters, which Cynosure occupied through July 2014.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows as of September 30, 2015 (in thousands):

	Operating Leases	Capital Leases
Remainder of 2015	$467	$45
2016	1,823	2,355
2017	1,818	2,749
2018	1,774	2,650
2019	1,375	2,629
2020 and thereafter	2,844	20,958

Total minimum lease payments	$10,101	$31,386

Less amount representing interest		(13,793)

Present value of obligations under capital leases		$17,593
Current portion of capital lease obligations		525

Capital lease obligations, net of current portion		$17,068

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of September 30, 2015.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Capital lease obligations, including interest	$31,386	$1,811	$5,325	$5,259	$18,991
Operating leases	10,101	1,834	3,605	2,334	2,328

Total contractual obligations	$41,487	$3,645	$8,930	$7,593	$21,319

Contingencies

Cynosure continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated. In accordance with the Financial Accounting Standards Board’s guidance on accounting for contingencies, Cynosure accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, Cynosure accrues the minimum amount of the range. In cases where Cynosure believes that a reasonably possible loss exists, Cynosure discloses the facts and circumstances of the litigation, including an estimable range, if possible. In management’s opinion, Cynosure is not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on Cynosure’s financial statements. Cynosure believes that contingent losses associated with any current litigation were remote as of September 30, 2015 and at the time of the filing of this Quarterly Report on Form 10-Q, and as such, Cynosure has not recorded or disclosed any material loss contingencies.

Note 14 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 was originally scheduled to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the Financial Accounting Standards Board deferred the effective date for ASC 606. The standard will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Cynosure is currently evaluating the impact of the provisions of ASC 606.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 13, 2015. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Company Overview

We develop, manufacture, and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, liquefy and remove unwanted fat through laser lipolysis, reduce cellulite, clear nails infected by toe funguses, ablate sweat glands and improve vaginal health. We also market radiofrequency, or RF, energy-sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.

Our product portfolio is composed of a broad range of energy sources including Alexandrite, diode, Nd:YAG, pulse dye, Q-switched lasers, intense pulsed light and RF technology. We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and through international distributors in approximately 120 other countries.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculpting for the removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our SmartSkin product line for anti-aging applications, including treatments for wrinkles, skin texture, skin discoloration and skin tightening;

•	our Cynergy product line for the treatment of vascular lesions;

•	our Accolade, MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos, benign pigmented lesions, acne scars, fine lines and wrinkles;

•	our Icon Aesthetic System for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our Vectus diode laser for high volume hair removal;

•	our MonaLisa Touch laser for the treatment of vaginal health; and

•	our SculpSure hyperthermic laser treatment for non-invasive fat reduction.

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

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser, light-based technologies and other energies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our growth.

We have developed SculpSure, a hyperthermic laser treatment for non-invasive lipolysis of the flanks and abdomen. SculpSure is designed to reduce fat non-invasively by disrupting subcutaneous fat cells. In May 2015, we received U.S. Food and Drug Administration, or FDA, clearance to market SculpSure for non-invasive lipolysis of the flanks. In July 2015, we received an expanded FDA clearance to market SculpSure for non-invasive lipolysis of the abdomen. In September 2015, we received European Medical Device Directive certification from the European Notified Body for SculpSure allowing the “CE” Mark to be placed on the device for distribution in the European Union and its member states. We began shipping SculpSure in September 2015 through a U.S. direct sales force.

In November 2014, we signed an exclusive agreement with El.En. S.p.A., or El.En., to market and distribute in North America the MonaLisa Touch, a carbon dioxide laser for the treatment of vaginal health. We launched the product in the United States in the first quarter of 2015. In October 2015, we received a medical device license from Health Canada to market MonaLisa Touch within Canada for the treatment of symptoms related to Genitourinary Syndrome of Menopause.

In March 2013, we commenced commercialization of our PicoSure system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. We received FDA clearance to market the PicoSure laser in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received marketing authorization for our PicoSure system in Canada in July 2013, in Australia in November 2013, and in Korea and Taiwan in January 2014. In July 2014, we received FDA clearance to market PicoSure for the treatment of acne scars. In September 2014, we received FDA clearance to market PicoSure with PicoSure FOCUS Lens Array for the treatment of wrinkles. In February 2015, we received FDA clearance to market the 532 nm wavelength for PicoSure designed to more effectively treat red, yellow and orange tattoo ink colors, which we offer as an upgrade to our current PicoSure customer base. In September 2015, we received Chinese Food and Drug Administration approval to market the PicoSure 755nm wavelength for tattoo removal.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the nine months ended September 30, 2015, we derived approximately 80% of our revenues from sales of our products and 20% of our revenues from sales of parts, accessories, service and royalty revenues. During the nine months ended September 30, 2014, we derived approximately 80% of our revenues from sales of our products and 20% of our revenues from sales of parts, accessories, service and royalty revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

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

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2015 and 2014, we derived 40% and 49% of our revenues, respectively, from sales outside North America. As of September 30, 2015, we had 135 sales employees covering North America and 61 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the nine months ended September 30, 2015 and 2014:

	Percentage of Revenues
	Nine Months Ended September 30,
Region	2015	2014
North America	60%	51%
Europe	12	17
Asia/Pacific	22	23
Other	6	9

Total	100%	100%

See Note 9 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended September 30, 2015 and 2014, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2015		2014
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$64,644	82%	$55,672	78%	$8,972	16%
Parts, accessories, service and royalty revenues	13,770	18	15,858	22	(2,088)	(13)

Total revenues	78,414	100	71,530	100	6,884	10
Cost of revenues	34,009	43	31,232	44	2,777	9

Gross profit	44,405	57	40,298	56	4,107	10
Operating expenses
Sales and marketing	26,828	34	21,721	30	5,107	24
Research and development	5,514	7	5,746	8	(232)	(4)
Amortization of intangible assets acquired	736	1	740	1	(4)	(1)
General and administrative	6,492	9	6,841	10	(349)	(5)

Total operating expenses	39,570	51	35,048	49	4,522	13

Income from operations	4,835	6	5,250	7	(415)	(8)
Interest expense, net	(428)	(1)	(342)	—	(86)	(25)
Other expense, net	(216)	—	(827)	(1)	611	74

Income before provision for income taxes	4,191	5	4,081	6	110	3
Provision for income taxes	962	1	1,007	2	(45)	(4)

Net income	$3,229	4%	$3,074	4%	$155	5%

Revenues

Total revenues for the three months ended September 30, 2015 increased by $6.9 million, or 10%, to $78.4 million, as compared to revenues of $71.5 million for the three months ended September 30, 2014 (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Product sales in North America	$40,805	$31,649	$9,156	29%
Product sales outside North America	23,839	24,023	(184)	(1)
Global parts, accessories, service and royalty sales	13,770	15,858	(2,088)	(13)

Total revenues	$78,414	$71,530	$6,884	10%

The increase in total revenues was attributable to a number of factors:

•	Revenues from the sales of our products in North America increased by approximately $9.2 million, or 29%, from the 2014 period primarily due to strong sales of PicoSure, Icon and MonaLisa Touch along with a full quarter of sales in the 2015 period attributable to products acquired from Ellman.

•	Revenues from the sales of our products outside of North America decreased by approximately $0.2 million, or 1%, from the 2014 period primarily due to unfavorable exchange rates affecting our European subsidiaries and the number of units sold to our European and Latin American distributors.

•	Revenues from the sales of parts, accessories, services and royalties decreased by approximately $2.1 million, or 13%, from the 2014 period, primarily due to a $3.0 million settlement payment received from Tria during the 2014 period. This was partially offset by a full quarter of accessories revenues attributable to products acquired from Ellman.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Cost of revenues (dollars in thousands)	$34,009	$31,232	$2,777	9%
Cost of revenues (as a percentage of total revenues)	43%	44%

Total cost of revenues increased $2.8 million, or 9%, to $34.0 million for the 2015 period, as compared to $31.2 million for the 2014 period. The increase was primarily associated with our 10% increase in total revenues in the 2015 period compared to the 2014 period. Our total cost of revenues for the 2015 period decreased as a percentage of total revenues as compared to the 2014 period, resulting in a gross margin percentage of 57% for the 2015 period as compared to 56% for the 2014 period, primarily due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Sales and marketing (dollars in thousands)	$26,828	$21,721	$5,107	24%
Sales and marketing (as a percentage of total revenues)	34%	30%

Sales and marketing expenses increased $5.1 million, or 24%, for the 2015 period, to $26.8 million as compared to $21.7 million for the 2014 period. The increase was primarily due to increases in the number of our sales employees, an increase in commission expense due to increased product revenues and the addition of sales and marketing costs associated with the launch of SculpSure in the 2015 period. Our total sales and marketing expenses for the 2015 period increased as a percentage of total revenues as compared to the 2014 period due primarily to the additional sales and marketing costs associated with the launch of SculpSure.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Research and development (dollars in thousands)	$5,514	$5,746	$(232)	(4)%
Research and development (as a percentage of total revenues)	7%	8%

Research and development expenses decreased $0.2 million, or 4%, for the 2015 period, to $5.5 million compared to $5.7 million for the 2014 period. Our total research and development expenses as a percentage of total revenues decreased for the 2015 period compared to the 2014 period due to improved operating leverage.

Amortization of Intangible Assets Acquired

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Amortization of intangible assets acquired (dollars in thousands)	$736	$740	$(4)	(1)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired decreased $4,000, or 1%, for the 2015 period as compared to the 2014 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
General and administrative (dollars in thousands)	$6,492	$6,841	$(349)	(5)%
General and administrative (as a percentage of total revenues)	9%	10%

General and administrative expenses decreased $0.3 million, or 5%, for the 2015 period, to $6.5 million as compared to $6.8 million for the 2014 period. The decrease is primarily due to $0.6 million less in costs associated with acquisitions during the 2015 period as compared to the 2014 period, partially offset by increased headcount. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Interest Expense, net

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Interest expense, net (dollars in thousands)	$(428)	$(342)	$(86)	(25)%

The increase in interest expense, net was primarily due to a full quarter of interest charges included in the 2015 period on the license transfer agreement acquired in the 2014 Ellman acquisition.

Other Expense, net

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Other expense, net (dollars in thousands)	$(216)	$(827)	$611	74%

The change in other expense, net was primarily a result of decreased net foreign currency remeasurement losses incurred by our foreign subsidiaries in the 2015 period, compared to the 2014 period, primarily due to the weakening of the U.S. dollar against the euro.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Provision for income taxes (dollars in thousands)	$962	$1,007	$(45)	(4)%
Provision as a percentage of income before provision for income taxes	23%	25%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. During the 2015 period, we recorded an income tax provision of $1.0 million, representing an effective tax rate of 23%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million recorded in the 2015 period, which was principally due to an increase in 2014 federal and state research credits. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction. During the 2014 period, we recorded an income tax provision of $1.0 million, representing an effective tax rate of 25%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the nine months ended September 30, 2015 and 2014, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,				$ Change	% Change
	2015		2014
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$190,575	80%	$164,969	80%	$25,606	16%
Parts, accessories, service and royalty revenues	46,445	20	41,138	20	5,307	13

Total revenues	237,020	100	206,107	100	30,913	15
Cost of revenues	102,486	43	89,721	44	12,765	14

Gross profit	134,534	57	116,386	56	18,148	16

	Nine Months Ended September 30,				$ Change	% Change
	2015		2014
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Operating expenses
Sales and marketing	78,950	33	62,710	30	16,240	26
Research and development	16,723	7	16,319	8	404	2
Amortization of intangible assets acquired	2,208	1	2,166	1	42	2
General and administrative	22,124	10	22,197	11	(73)	—

Total operating expenses	120,005	51	103,392	50	16,613	16

Income from operations	14,529	6	12,994	6	1,535	12
Interest expense, net	(1,260)	—	(1,034)	(1)	(226)	(22)
Other expense, net	(1,395)	(1)	(548)	—	(847)	(155)

Income before provision for income taxes	11,874	5	11,412	5	462	4
Provision for income taxes	3,295	1	3,074	1	221	7

Net income	$8,579	4%	$8,338	4%	$241	3%

Revenues

Total revenues for the nine months ended September 30, 2015 increased by $30.9 million, or 15%, to $237.0 million, as compared to revenues of $206.1 million for the nine months ended September 30, 2014 (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Product sales in North America	$112,810	$80,893	$31,917	39%
Product sales outside North America	77,765	84,076	(6,311)	(8)
Global parts, accessories, service and royalty sales	46,445	41,138	5,307	13

Total revenues	$237,020	$206,107	$30,913	15%

The increase in total revenues was attributable to a number of factors:

•	Revenues from the sales of our products in North America increased by approximately $31.9 million, or 39%, from the 2014 period primarily due to strong sales of PicoSure, Icon and MonaLisa Touch along with three full quarters of sales in the 2015 period attributable to products acquired from Ellman.

•	Revenues from the sales of our products outside of North America decreased by approximately $6.3 million, or 8%, from the 2014 period primarily due to unfavorable exchange rates affecting our European and Asia Pacific subsidiaries and the number of units sold to our European and Middle East distributors.

•	Revenues from the sales of parts, accessories, services and royalties increased by approximately $5.3 million, or 13%, from the 2014 period, primarily due to including three full quarters in the 2015 period of accessories revenues attributable to products acquired from Ellman, partially offset by lower royalty payments received in the 2015 period as compared to the 2014 period.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Cost of revenues (dollars in thousands)	$102,486	$89,721	$12,765	14%
Cost of revenues (as a percentage of total revenues)	43%	44%

Total cost of revenues increased $12.8 million, or 14%, to $102.5 million for the 2015 period, as compared to $89.7 million for the 2014 period. The increase was primarily associated with our 15% increase in total revenues in the 2015 period as compared to the 2014 period. Our total cost of revenues for the 2015 period decreased as a percentage of total revenues, as compared to the 2014 period, resulting in a gross margin percentage of 57% for the 2015 period as compared to 56% for the 2014 period, primarily due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Sales and marketing (dollars in thousands)	$78,950	$62,710	$16,240	26%
Sales and marketing (as a percentage of total revenues)	33%	30%

Sales and marketing expenses increased $16.2 million, or 26%, to $79.0 million for the 2015 period as compared to $62.7 million for the 2014 period. The increase was primarily due to increases in the number of our sales employees, an increase in commission expense due to increased product revenues and the addition of sales and marketing costs associated with the launch of SculpSure in the 2015 period. Our total sales and marketing expenses for the 2015 period increased as a percentage of total revenues as compared to the 2014 period due primarily to the additional sales and marketing costs associated with the launch of SculpSure.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Research and development (dollars in thousands)	$16,723	$16,319	$404	2%
Research and development (as a percentage of total revenues)	7%	8%

Research and development expenses increased $0.4 million, or 2%, to $16.7 million for the 2015 period as compared to $16.3 million for the 2014 period. The increase was primarily due to the inclusion in the 2015 period of three full quarters of Ellman’s research and development expenses. Our total research and development expenses for the 2015 period decreased as a percentage of total revenues as compared to the 2014 period due to improved operating leverage.

Amortization of Intangible Assets Acquired

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Amortization of intangible assets acquired (dollars in thousands)	$2,208	$2,166	$42	2%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $42,000, or 2%, for the 2015 period as compared to the 2014 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
General and administrative (dollars in thousands)	$22,124	$22,197	$(73)	—%
General and administrative (as a percentage of total revenues)	10%	11%

General and administrative expenses decreased $73,000 to $22.1 million for the 2015 period, as compared to $22.2 million for the 2014 period. The decrease is primarily due to $3.2 million less in costs associated with acquisitions, partially offset by increased headcount and legal expenses during the 2015 period as compared to the 2014 period. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Interest Expense, net

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Interest expense, net (dollars in thousands)	$(1,260)	$(1,034)	$(226)	(22)%

The increase in interest expense, net was primarily due to three full quarters of interest charges included in the 2015 period on the license transfer agreement acquired in the 2014 Ellman acquisition.

Other Expense, net

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Other expense, net (dollars in thousands)	$(1,395)	$(548)	$(847)	(155)%

The change in other expense, net was primarily a result of increased net foreign currency remeasurement losses incurred by our foreign subsidiaries in the 2015 period, as compared to the 2014 period, primarily due to the strengthening of the U.S dollar against the euro, Australian dollar, South Korean won and the Chinese yuan.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Provision for income taxes (dollars in thousands)	$3,295	$3,074	$221	7%
Provision as a percentage of income before provision for income taxes	28%	27%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. During the 2015 period, we recorded an income tax provision of $3.3 million, representing an effective tax rate of 28%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan K.K. and a discrete tax benefit of $0.5 million, which was principally due to an increase in 2014 federal and state research credits. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction. During the 2014 period, we recorded an income tax provision of $3.1 million, representing an effective tax rate of 27%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.3 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Cynosure Spain S.L. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

At September 30, 2015, our cash, cash equivalents and short and long-term marketable securities were $153.3 million. Our cash and cash equivalents of $81.4 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $38.4 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by September 1, 2016. Our long-term marketable securities of $33.4 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by September 8, 2017.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the nine months ended September 30, 2015, we purchased $8.1 million of property and equipment. During the nine months ended September 30, 2014, we purchased $14.0 million of property and equipment, which included $9.2 million for the expansion and improvement of our corporate headquarters. During the nine months ended September 30, 2015 and 2014, we transferred $5.0 million and $3.2 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2015 will decrease as compared to the 2014 period as the 2014 period included expenditures associated with the expansion and improvement of our corporate headquarters.

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 15, 2015. During the nine months ended September 30, 2015, we did not repurchase any shares of our common stock under this program. As of September 30, 2015, approximately $4.1 million remains available to repurchase shares under the program. As of September 30, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows

Net cash provided by operating activities was $10.1 million for the nine months ended September 30, 2015, and resulted primarily from the $8.6 million of net income and $20.0 million in depreciation and amortization and stock-based compensation expense for the period. Net changes in working capital items decreased cash from operating activities by $21.8 million primarily related to increases in inventory, prepaid expenses and accounts receivable, partially offset by an increase in deferred revenue. Net cash used in investing activities was $23.3 million for the nine months ended September 30, 2015, which consisted primarily of purchases of marketable securities of $50.4 million and purchases of property and equipment of $8.1 million, partially offset by proceeds from the sales and maturities of marketable securities of $35.2 million. Net cash provided by financing activities during the nine months ended September 30, 2015 was $18.9 million, principally relating to the proceeds from stock option exercises.

Net cash provided by operating activities was $18.0 million for the nine months ended September 30, 2014, and resulted primarily from the $8.3 million of net income and $18.4 million in depreciation and amortization and stock-based compensation expense for the period. Net changes in working capital items decreased cash from operating activities by $11.0 million primarily related to an increase in accounts receivable of $6.0 million and an increase in inventories of $6.3 million. Net cash used in investing activities was $52.3 million for the nine months ended September 30, 2014, which consisted primarily of purchases of marketable securities of $50.7 million, cash paid for the Ellman acquisition of $13.2 million and purchases of property and equipment of $14.0 million, partially offset by proceeds from the sales and maturities of marketable securities of $25.8 million. Net cash used in financing activities during the nine months ended September 30, 2014 was $5.5 million, principally relating to repurchases of common stock offset by the proceeds from stock option exercises.

Contractual Obligations

As of September 30, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies as of September 30, 2015.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries and corporate obligations and commercial paper. The securities, other than money market funds and certain U.S. government agencies and treasuries are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by September 8, 2017. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	September 30, 2015	Future Maturities in 2015	Future Maturities in 2016	Future Maturities in 2017
Investments (at fair value)	$74,349	$7,049	$35,822	$31,478
Weighted average interest rate	0.36%	0.24%	0.34%	0.62%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 48% of our total international revenues during the nine months ended September 30, 2015. Substantially all of the remaining 52% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the payment is outstanding, which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these payments, we may record realized foreign exchange gains and losses. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We acquired substantially all of the assets of Ellman on September 5, 2014. We have integrated the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of the year ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Telephone Consumer Protection Act Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision, and oral argument on the appeal was held in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 the plaintiff filed a request for further appellate review by the Supreme Judicial Court. On May 6, 2014, the Supreme Judicial Court issued a Notice of Denial of Application for Further Appellate Review. No further appeals are possible in Massachusetts. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts, asserting the same claims and seeking similar monetary damages, injunctive relief, costs and attorneys’ fees as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. In August 2013, plaintiff filed its motion with the court, although the deadline had been April 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. In February 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013. On July 23, 2014, the Second Circuit notified the parties that it will not hear oral arguments and will decide the case based on the briefs. On September 16, 2015, the Second Circuit dismissed the plaintiff’s appeal. On September 30, 2015, the plaintiff filed a Petition for Rehearing with Suggestion for Rehearing En Banc. On October 27, 2015, the Second Circuit issued a corrected opinion which did not change its September 16, 2015 dismissal of the plaintiff’s appeal.

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

Although we were profitable in the second and third quarters of 2015 and in 2014 and 2012, we incurred losses in the first quarter of 2015 and in 2013, 2011 and 2010. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Syneron Medical, and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers and Lumenis. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

We also face competition against non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. As a result of competition with these companies, products and procedures, we could experience loss of market share and decreasing revenue, as well as reduced prices and profit margins, any of which would harm our business and operating results.

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 41% of our product revenues from sales outside North America for the nine months ended September 30, 2015. We derived 48%, 48%, and 49% of our product revenues from sales outside North America for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 48% of our revenues outside of North America for the nine months ended September 30, 2015, and 47% of our revenues outside of North America for the year ended December 31, 2014, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. For the nine months ended September 30, 2015 we incurred a loss on foreign currency of

$1.7 million, which is recorded as other expense, net within our consolidated statement of operations. This was primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen, Australian dollar, South Korean won and Chinese yuan. Unfavorable foreign exchange rates also had a negative impact on our European and Asia Pacific subsidiaries’ revenues for the nine months ended September 30, 2015.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle and risks associated with new technology. For example, our PicoSure laser system, which we launched in 2013, was in development for several years. Our SculpSure laser system, which we launched in the second half of 2015, was in development for five years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

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

Our Class A common stock price has fluctuated substantially in recent years. From January 1, 2012 through October 29, 2015, our Class A common stock has traded as high as $42.97 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on a single contract manufacturer in the United States for the subassembly of certain products that we manufacture and sell, and for the manufacturing of certain products that we sell, and to which a significant portion of our revenues are attributable to these products. We depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze systems and PrecisionTx. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En. please see the discussion on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2014. We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:YAG rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:YAG rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We use gaussian mirrors and polarizers to manufacture our RevLite / MedLite C6 product lines, for which we depend exclusively on Channel Islands Opto-Mechanical Engineering and JDS Uniphase Corporation, respectively. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite, Cynergy, SmoothShapes XV and Accolade product families. We use diode laser subassemblies from IPG Photonics to manufacture our Aspire® body sculpting system with SlimLipo handpiece, and we use diode laser bars from Coherent to manufacture our Vectus Laser. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

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

In the United States, Canada, Mexico, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our home-use laser system for the treatment of wrinkles, which launched in the United States in the second quarter of 2014, is sold by Unilever. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 18% of our product revenue for the nine months ended September 30, 2015. Sales of our aesthetic treatment systems by third party distributors represented 21%, 25% and 25% of our product revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Under exclusive distribution agreements with El.En., we purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En. please see the discussion on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2014.

El.En. markets, sells, promotes and licenses other products that compete with our products, both in North America and elsewhere throughout the world and our agreements with El.En.do not prevent El.En from competing with us by selling products that we purchased in the past from El.En., including earlier generation SmartLipo systems. Our business could be materially and adversely affected by increased competition from El.En.

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

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of the voting power of our shares of capital stock entitled to vote. Further, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

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

Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices be listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising, and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations. We may also be subject to various state or other regulations.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality Systems Regulation, or the QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraphs, any of which could cause our business and operating results to suffer.

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

We previously used facsimiles to disseminate information about our clinical workshops to large numbers of customers and potential customers. These facsimiles were transmitted by third parties retained by us, and were sent to recipients whose facsimile numbers were supplied by us, as well as other recipients whose facsimile numbers we purchased from other sources. In May 2005, we stopped sending unsolicited facsimiles to customers and potential customers.

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

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the TCPA in Massachusetts Superior Court in Middlesex County seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleged that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision and oral argument on the appeal was heard in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 plaintiff filed a request for further appellate review by the Supreme Judicial Court. On May 6, 2014, the Supreme Judicial Court issued a Notice of Denial of Application for Further Appellate Review. No further appeals are possible in

Massachusetts. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts, asserting the same claims and seeking similar monetary damages, injunctive relief, costs and attorneys’ fees as in the Massachusetts action, in federal court in the Eastern District of New York. In February 2013 that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. On August 14, 2013, plaintiff filed its motion with the court, although the deadline had been April 26, 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. On February 6, 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013. On July 23, 2014, the Second Circuit notified the parties that it will not hear oral arguments and will decide the case based on the briefs. On September 16, 2015, the Second Circuit dismissed the plaintiff’s appeal. On September 30, 2015, the plaintiff filed a Petition for Rehearing with Suggestion for Rehearing En Banc. On October 27, 2015, the Second Circuit issued a corrected opinion which did not change its September 16, 2015 dismissal of the plaintiff’s appeal.

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

On October 29, 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program will terminate upon the purchase of $35 million in common stock or expiration of the program on November 15, 2015. During the nine months ended September 30, 2015, we did not repurchase any shares of our common stock under this program. As of September 30, 2015, approximately $4.1 million remains available to repurchase shares under the program. As of September 30, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: November 6, 2015	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman and Chief Executive Officer

Date: November 6, 2015	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.