Form 10-K
period 2015-12-31
CYNOSURE INC
filed 2016-02-29
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2015: $870,699,867.

The number of shares outstanding of the registrant’s Class A common stock, as of February 22, 2016 was 22,983,990.

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We develop, manufacture and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. We also market radiofrequency, or RF, energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. We sell our products through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through international distributors in approximately 120 other countries.

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

We have a two-pronged business strategy: launching innovative new products and technologies for high-growth aesthetic applications developed through internal research and development and expanding our product offerings through acquisitions of complementary businesses and significant partnerships. Recent key innovations and acquisitions and significant partnerships have included:

•

SculpSure® Laser System. We launched our SculpSure laser system for non-invasive fat reduction treatments in the second half of 2015. The SculpSure system requires the use of a Patented Applicator for Contouring, or PAC, to activate each applicator handpiece used in a treatment cycle. We offer PACs in “keys” containing 100 applicator uses. The SculpSure system is the first hyperthermic laser treatment system cleared by the U.S. Food and Drug Administration, or FDA, and has been cleared for marketing in the United Stated for the treatment of flanks and the abdomen. We have also received European Medical Device Directive certification from the European Notified Body, which allows us to place the “CE” Mark on the SculpSure system for distribution in the European Union and its member states.

•

Picosecond Technology Platform. In 2013, we launched our PicoSure® system, our picosecond laser technology platform using a 755nm wavelength for the treatment of tattoos and benign pigmented lesions. The PicoSure system was the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. In February 2015, we received FDA clearance to market the PicoSure 532 nm wavelength, which we designed to more effectively treat red, yellow and orange tattoo ink colors, and we offer the wavelength as an upgrade to our current PicoSure customer base.

•	Establishment of Minimally Invasive Product Line. We have offered the SmartLipo® workstation, a minimally invasive aesthetic treatment system since 2006.

•

The SmartLipo system was the first FDA-cleared laser lipolysis system for use in a minimally invasive procedure for the removal of unwanted fat. Since the launch of the SmartLipo system, we have introduced two new workstations: the SmartLipo MPX workstation, which added a second wavelength laser, and the SmartLipo Triplex workstation, which added a third wavelength laser.

Our MPX or MultiPlex™ technology enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and our innovative SmartSense™ and ThermaGuide™ features provide for intelligent delivery of laser energy. In 2013, we launched our PrecisionTx™ system for minimally invasive removal of fat in small areas, such as the neck and jawline as well as for the ablation of axillary sweat glands.

•

In 2012, we received FDA clearance in the United States to sell and market our Cellulaze® system, the world’s first FDA-cleared minimally invasive aesthetic laser device for the treatment of cellulite. In 2014, we received additional international clearances for our Cellulaze system in Argentina, Mexico and Taiwan.

•

Ellman. In September 2014, we diversified our technology base by acquiring substantially all of the assets of Ellman International, Inc., which we refer to as Ellman, a leading provider of advanced RF technology for precision surgical and aesthetic procedures. Ellman also offers a line of aesthetic lasers.

•

Palomar. In 2013, we acquired Palomar Medical Technologies, Inc., which we refer to as Palomar. The Palomar acquisition complemented and broadened our product lineup by adding the Icon® aesthetic system, which provides a comprehensive suite of the most popular treatments from hair removal to wrinkle reduction to scar and stretch mark treatment, the StarLux® laser and pulsed light system for hair removal, skin resurfacing and skin rejuvenation, and the Vectus® diode laser for high volume hair removal.

•

ConBio. In 2011, we also acquired substantially all of the assets of HOYA ConBio’s aesthetic laser business, including the MedLite C6 and RevLite systems for the treatment of wrinkles, acne scars, multi-color tattoos and vascular lesions, and for overall skin rejuvenation.

•	Elemé. In 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Elemé Medical, including the non-invasive SmoothShapes® XV system.

•	Significant Partnerships. We have entered into several distribution arrangements to expand and complement our product portfolio, including the following:

•

MonaLisa Touch®. In November 2014, we entered into an exclusive distribution agreement with El.En. S.p.A., or El.En., to market and distribute in North America the MonaLisa Touch product, a CO2 laser for gynecologic health for postmenopausal women, breast cancer survivors and women who have undergone hysterectomies and who may suffer from changes to their gynecologic health. The device received marketing clearance from the FDA in 2014, and we received a medical device license issued by Health Canada to market MonaLisa Touch for the treatment of symptoms related to Genitourinary Syndrome of Menopause, or GSM, including vaginal dryness, vaginal burning, vaginal itching, pain, dysuria and dyspareunia. In the fourth quarter of 2015, we and El.En. agreed to market and distribute the MonaLisa Touch laser under separate distribution agreements with our respective wholly owned subsidiaries in the United Kingdom, Germany, and Spain.

•

In 2011, we expanded into the onychomycosis market by acquiring worldwide exclusive rights from NuvoLase to distribute the PinPointe™ FootLaser™, which uses laser light to kill the fungus that causes onychomycosis and which lies in and under the nail without damaging the nail or the surrounding skin. In 2014, our distribution rights for the PinPointe FootLaser ceased to be exclusive.

We offer the following flagship products (we use the term “flagship products” to refer to our leading products for a particular application):

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculpting for the minimally invasive removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our Cynergy product line for the treatment of vascular lesions;

•	our MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos, benign pigmented lesions, acne scars, fine lines and wrinkles;

•	our Icon aesthetic system for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our Vectus diode laser for high volume hair removal;

•	our SculpSure hyperthermic laser treatment for LaserBodySculpting for non-invasive fat reduction; and

•	our MonaLisa Touch laser for gynecologic health.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1991. Our principal executive offices are located at 5 Carlisle Road, Westford, Massachusetts 01886, and our telephone number is (978) 256-4200. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly, file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically with the SEC.

Our website address is www.cynosure.com and is included herein as an inactive textual reference only. The information on our website is not a part of this Annual Report. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Industry

Aesthetic Market Opportunity

Medical Insight, an independent industry research and analysis firm, estimated that in 2015 total sales of products in the global aesthetic market exceeded $7 billion. Medical Insight believes that total sales of products in the global aesthetic market will increase 11.8% annually through 2019.

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

Our Solution

We offer tailored customer solutions to address the market for non-invasive and minimally invasive laser and light-based aesthetic treatment applications, as well as RF energy based surgical and aesthetic applications. These solutions include non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. We believe our laser and other light-based and RF systems are reliable, user friendly and easily incorporated into both physician practices and medi-spas. We complement our product offerings with comprehensive and responsive service offerings, including assistance with training, aesthetic practice development consultation and product maintenance.

We believe that the following factors enhance our market position:

•

Broad Technology Base. Our light-based products are based on a broad range of technologies and incorporate different types of lasers, such as Alexandrite, pulse dye, CO2, Erbium: glass, Er:YAG, Nd:YAG and diode, as well as intense pulsed light devices. We believe we are one of a few companies that currently offer aesthetic treatment systems using Alexandrite and pulse dye lasers, which are particularly well suited for some applications and skin types. The following table provides information regarding the principal energy sources used in laser and other light-based aesthetic treatments that we offer and the primary application of each of these energy sources.

Energy Source	Type of Light/Wavelength	Principal Applications

Pulse Dye Laser	Visible light (Orange)(585/595 nm)	Vascular lesions, including shallow and deep lesions

Alexandrite Laser	Near infrared invisible light (755 nm) Long pulse (millisecond) Short pulse (nanosecond) Ultra short pulse (picosecond)	Hair removal, particularly for light skin types Tattoo and benign pigmented lesions removal Tattoo and benign pigmented lesions removal

CO2 Laser	Infrared invisible light (10.6µm)	Skin resurfacing Treatment of wrinkles and textural irregularities Gynecologic health

Diode Laser	Near infrared invisible light (800/805/924/940/975/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite Treatment of fat

Energy Source	Type of Light/Wavelength	Principal Applications

Erbium: glass laser	Near infrared invisible light (1540 nm)	Skin resurfacing Treatment of surgical scars, acne scars and stretch marks

Er:YAG lasers	Near infrared invisible light (2940 nm)	Skin resurfacing Treatment of wrinkles and textural irregularities

Nd:YAG Laser	Near infrared invisible light (1064/1320/1440 nm) Visible light (green)(532 nm)	Hair removal, particularly for medium and dark skin types Vascular lesions, particularly deep lesions Treatment of fat and cellulite Tattoo and benign pigmented lesions removal

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types Vascular lesions, particularly shallow lesions and benign pigmented lesions

Multiple Energy Source Workstations	Multiple	Multiple
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

•

Additional Energy Sourced Systems. Our 2014 Ellman acquisition complemented and broadened our product line with the addition of multiple RF generators and single use electrodes for aesthetic and multi-specialty surgical indications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.

•

Upgrade Paths Within Product Families. We design our products to facilitate upgrading within product families. These upgrade paths provide our customers with the opportunity to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices.

•

Global Presence. We have offered our products in international markets for almost 25 years, with approximately 39% of our product revenue generated from product sales outside of North America in 2015. We target international markets through a direct sales force in Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through international distributors in approximately 120 other countries.

•

Strong Reputation Established Over Nearly 25 Year History. We have been in the business of developing and marketing aesthetic treatment systems for nearly 25 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

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

•

SculpSure® Laser System. In the second half of 2015, we commenced commercialization of our SculpSure laser system for non-invasive fat reduction treatments. The SculpSure system requires the use of a PAC to activate each applicator handpiece used in a treatment cycle. We offer PACs in “keys” containing 100 applicator uses. The SculpSure system is the first hyperthermic laser treatment system cleared by the FDA. In May 2015, we received FDA clearance to market the system for the treatment of flanks, and in July 2015 for the treatment of the abdomen. In September 2015, we received European Medical Device Directive certification from the European Notified Body, which allows us to place the “CE” Mark on the SculpSure system for distribution in the European Union and its member states.

•

In 2013, we launched our PicoSure system for the removal of tattoos and benign pigmented lesions. The PicoSure system, which is based on years of research and development effort and expense, was the first commercially available picosecond Alexandrite aesthetic laser platform using a 755 nm wavelength. We received FDA clearance to market the PicoSure laser for the removal of tattoos and benign pigmented lesions in 2012. We received marketing authorization for our PicoSure system in Canada and Australia in 2013, and in Korea and Taiwan in 2014. Our PicoSure FOCUS Lens Array microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received FDA clearance to market PicoSure with the FOCUS Lens Array for the treatment of acne scars and wrinkles in 2014. In February 2015, we received FDA clearance to market the PicoSure 532 nm wavelength, which we designed to more effectively treat red, yellow and orange tattoo ink colors, which we offer as an upgrade to our current PicoSure customer base. Further, we received clearance in September 2015 from the China Food and Drug Administration to market the PicoSure 755 nm wavelength for tattoo removal.

•

In 2006, we expanded beyond our legacy non-invasive products by offering a minimally invasive aesthetic treatment system, the SmartLipo system. The SmartLipo system was the first FDA-cleared laser lipolysis system for use in a minimally invasive procedure for the removal of unwanted fat. Since the launch of the SmartLipo system in 2006, we have introduced two new workstations: the SmartLipo MPX workstation in 2008 and the SmartLipo Triplex workstation in 2009. We have innovated with the introduction of MultiPlex technology, which enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and also introduced in 2008 SmartSense and ThermaGuide, our proprietary intelligent delivery systems. In 2011, we launched our Cellulaze Workstation, the world’s first aesthetic laser device for the treatment of cellulite, into the European community. In 2012, we received FDA clearance to sell and market the Cellulaze workstation in the United States. In 2013, we launched the PrecisionTx technology for minimally invasive removal of fat in small areas such as the neck and jawline as well as ablation of axillary sweat glands.

•

Expand Product Offerings Through Strategic Acquisitions and Significant Partnerships. We have enhanced our product offerings through acquisition of complementary businesses, products and technologies and intend to continue to do so. Such acquisitions may include small and substantial acquisitions, as well as joint ventures and other collaborative projects.

•

In November 2014, we entered into an exclusive distribution agreement with El.En. to market and distribute in North America the MonaLisa Touch product, a CO2 laser therapy for gynecologic health for postmenopausal women, breast cancer survivors and women who have undergone hysterectomies and who may suffer from changes to their gynecologic health. In addition, we received a medical device license issued by Health Canada to market MonaLisa Touch for the treatment of symptoms related to GSM, including vaginal dryness, vaginal burning, vaginal itching, pain, dysuria and dyspareunia. In the fourth quarter of 2015, we and El.En. agreed to market and distribute the MonaLisa Touch laser under separate distribution agreements with our respective wholly owned subsidiaries in the United Kingdom, Germany, and Spain.

•

In September 2014, we acquired substantially all of the assets of Ellman, a leading provider of advanced RF technology for precision surgical and aesthetic procedures diversifying our laser aesthetic base business. Ellman also offers a line of aesthetic lasers.

•

In 2013, we acquired Palomar, which complemented and broadened our product lineup by adding the Icon Aesthetic System, the StarLux laser and pulsed light system and the Vectus diode laser. The Icon Aesthetic System provides a comprehensive suite of the most popular treatments from hair removal to wrinkle reduction to scar and stretch mark treatment, and the Vectus diode laser is a dedicated solution for high-volume hair removal.

•	In 2011, we expanded our product portfolio by acquiring substantially all of the assets of HOYA ConBio’s aesthetic laser business including the MedLite C6 and RevLite systems.

•	In 2011, we expanded our body shaping treatment platform by acquiring substantially all of the assets of Elemé Medical and introducing SmoothShapes XV.

•

In 2011, we acquired worldwide exclusive rights from NuvoLase to distribute the PinPointe FootLaser for the treatment of onychomycosis, and in 2014, we changed our distribution rights from exclusive to non-exclusive.

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

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 47 field service professionals in North America and 78 field service professionals outside of North America. Field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

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

Products

We offer a broad portfolio of light-based aesthetic treatment systems that address a wide variety of applications.

The following table provides information concerning our flagship products and their applications. We use the flagship designation for our products that are our leading products for a particular application.

	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Benign Pigmented Lesions	Treat Cellulite	Scars	Tattoo Removal	Anti- Aging	Minimally Invasive LaserBody Sculpting for the Removal of Unwanted Fat	Non-Invasive Removal of Unwanted Fat	Gynecologic Health
Flagship Products:
Elite Family	Flagship	X	X	X
SmartLipo Family									Flagship
Cellulaze					Flagship
Cynergy	X	Flagship	X	X
MedLite C6 /RevLite			X	Flagship		X	X
PicoSure				Flagship			Flagship
Icon	X	X	Flagship	X		Flagship		Flagship
Vectus	Flagship
SculpSure										Flagship
MonaLisa Touch											Flagship

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and benign pigmented lesions to rejuvenate the skin’s appearance.

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

Several of our products use consumable parts. The PicoSure FOCUS Lens Array is a consumable micro lens array tip, which delivers the laser energy to the treatment area. The SmartLipo, Cellulaze and PrecisionTx systems use consumable laser fibers to deliver the laser energy directly to the treatment area. The surgical systems acquired from Ellman use consumable surgical electrodes and accessories. The SculpSure system requires the use of a PAC to activate each applicator handpiece used in a treatment cycle. We offer PACs in “keys” containing 100 applicator uses.

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

Applications

Practitioners use our products to perform a variety of non-invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. Practitioners also use our products to perform minimally invasive procedures for the reduction of fat and the treatment of cellulite. The applications of our products are described below.

LaserBodySculpting ™ for the Removal of Unwanted Fat. The SmartLipo system was the first laser lipolysis system to offer a minimally invasive procedure for the removal of unwanted fat. LaserBodySculpting procedures with the SmartLipo system enables physicians to remove localized deposits of fat by inserting a small cannula, or metal tube, containing a laser fiber under the skin in direct contact with the treatment area. The laser energy causes the fat cells to rupture and melt. In addition, the laser energy promotes collagen shrinkage and causes a tissue tightening effect. LaserBodySculpting is a minimally invasive procedure; therefore, it can be performed under local anesthesia with minimal trauma in comparison to alternative liposuction procedures. We also offer our SmartLipo MPX system, which includes a second wavelength and features our patented MultiPlex technology, which enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and also introduced in 2008 SmartSense and ThermaGuide our proprietary intelligent delivery systems. In addition, we sell our SmartLipo Triplex system, which includes a third wavelength. In 2013, we launched the PrecisionTx system for minimally invasive removal of fat in small areas such as the neck and jawline as well as ablation of axillary sweat glands. More recently, we launched in the second half of 2015 our SculpSure laser system, the world’s first FDA-cleared hyperthermic laser treatment for non-invasive lipolysis of the flanks and abdomen. Utilizing patented technology, SculpSure is designed to reduce fat non-invasively by eliminating subcutaneous fat cells. The versatile, hands-free device features a flexible applicator system to treat multiple anatomical areas of the body. SculpSure, which uses a 1060 nm diode laser, can treat an anatomical area in approximately 25 minutes. Patients are able to achieve desired results without downtime or surgery.

Cellulite. Cellulite is a deposit of fat that causes a dimple or other uneven appearance of the skin, typically around the thighs, hips and buttocks, more commonly found in women than men. According to published reports, an estimated 85% of women have some degree of cellulite. In 2011, we introduced our Cellulaze Cellulite Laser Workstation into the European community, and in 2012, we received FDA clearance to sell and market the product in the United States. The Cellulaze system was the world’s first minimally invasive surgical device designed to reduce cellulite by restoring the normal structure of the skin and underlying connective tissue. In the Cellulaze procedure, which is performed under a local anesthetic, the physician inserts a small cannula under the skin. Our SideLight 3D side-firing technology directs controlled, laser thermal energy to the treatment zones. The laser is designed to diminish the lumpy pockets of fat, release the areas of skin depression and increase the elasticity and thickness of the skin. Patients require just one treatment. Like the SmartLipo systems, the Cellulaze system incorporates the ThermaGuide intelligent delivery system which allows the physician to accurately monitor temperature and determine the treatment doses that will provide safe and more effective tissue tightening through tissue coagulation and maintain an even, controlled flow of laser energy.

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

Anti-Aging. We believe the marketplace has moved to a less invasive approach for treating the indications of aging, including the treatment of wrinkles, pigmentation, redness and overall skin rejuvenation. Anti-aging treatments were historically performed by physicians who could only target one condition and one skin layer during each treatment. Previously, patients often faced longer, more painful procedures that penetrated deep into the dermal layers and could potentially damage healthy skin. Our PicoSure, Icon, Elite, MedLite and RevLite systems provide a non-ablative and micro-ablative treatment approach for wrinkles, skin texture, skin discoloration and skin tightening through tissue coagulation.

Treatment of Benign Pigmented Lesions. Given that the pigment associated with pigmented lesions is generally located close to the skin surface, practitioners generally do not pre-cool the target area. To treat pigmented lesions, the practitioners apply laser or intense pulsed light energy to the treatment area to damage or destroy the lesion. The lesion will then form a scab that sloughs off over time to reveal clearer skin beneath. Our PicoSure system delivers picosecond pulses of Alexandrite laser energy to remove benign pigmented lesions using both photothermal and photomechanical action. The PicoSure system may be used with the PicoSure FOCUS Lens Array to microscopically concentrate the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to low background fluence. Our MedLite and RevLite laser systems provide frequency-doubled Q-Switched Nd:YAG laser energy for removal of pigmented lesions. The MedLite provides a true flat-top beam profile for consistent results. The Icon system provides the LuxYs and LuxG pulsed light handpieces for the removal of pigmented lesions and the 1540 fractional laser for the removal of melasma. The broadband light of the LuxYs handpiece is optimally filtered to treat darker pigmented lesions. The Elite system provides 755 nm Alexandrite laser energy for the treatment of pigmented lesions.

Treatment of Vascular Lesions. To treat vascular lesions, the practitioner generally first pre-cools the target area, with the system handpiece or an external cooling system, and then uses the system handpiece to deliver laser or intense pulsed light energy to the treatment area to damage or destroy the blood vessels. One or more treatments may be required depending upon the type of lesion. Our flagship Icon system provides the MaxG™ intense pulsed light handpiece with Dynamic Spectrum Shifting™ and dual-band filters for more uniform heating across the entire diameter of larger vessels. For leg veins, the Icon system provides the Lux 1064+™ laser handpiece. The Elite system also provides 1064 nm laser energy for treatment of vascular lesions, both facial and leg veins.

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

Treatment of Scars. Our PicoSure, Icon, MedLite and RevLite systems use short pulses of micro-fine laser light to reach deeply into the skin’s sub-layers, treating the support structure. The body’s natural healing process sweeps away older, damaged tissue and rebuilds it with fresh, new collagen and elastin to remove or reduce the appearance of the scar.

Axillary Gland Ablation. Historically, topical antiperspirants or oral medications have been recommended as the best treatment available. Our PrecisionTx system provides minimally invasive laser ablation of the axillary glands (glands in the armpit area).

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

Gynecologic Health. GSM is a condition marked by the deterioration of the vaginal walls associated with the loss of estrogen due to aging, hormonal treatments for breast cancer, and other conditions affecting primarily postmenopausal women, breast cancer survivors and women who have undergone hysterectomies. The MonaLisa Touch delivers short CO2 ablative laser pulses to the vaginal wall, decreasing GSM symptoms such as vaginal dryness, soreness and itching as well as painful urination and intercourse. The MonaLisa Touch system is designed to stimulate and promote the regeneration of collagen fibers and the restoration of hydration and elasticity within the vaginal mucosa. The procedure, which can be administered in a doctor’s office, requires no anesthesia and has been performed on thousands of patients worldwide.

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

We conduct our own international sales and service operations through wholly-owned subsidiaries in France, Morocco, Germany, Spain, the United Kingdom, the Netherlands, Australia, China, Japan, Korea and Mexico. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. We have written distribution agreements with most of our third party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

See Note 7 to our consolidated financial statements included in this Annual Report for revenues by geographic region.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 47 field service professionals. Outside of North America, we employ 78 field service professionals.

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

Within North America, we strive to respond to all service calls within 24 hours to minimize disruption of our customers’ businesses. We have designed our products in a modular fashion to enable quick and efficient service and support. Specifically, we build these products with several separate components that can easily be removed and replaced when the product is being serviced. We provide initial warranties on our products to cover parts and service, and we offer extended warranty packages that vary by type of product and level of service desired. Our base warranty typically covers parts and service for one year. We offer extended warranty arrangements through service contracts. We believe that we have a significant opportunity to increase our recurring customer revenues by increasing the percentage of our customers that enter into service contracts for our systems.

Research and Development

Our research and development team consists of 75 employees, including four physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to innovate and develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991. From time to time, we may enter into collaborative research and development agreements to enhance our technology and develop new products.

Manufacturing and Raw Materials

We manufacture several of our products, including our Cynergy, Accolade, Elite MPX and PicoSure product families. We manufacture these products with components and subassemblies purchased from third party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software. We design the products that we manufacture so that they are built in a modular fashion. This approach enables us to manufacture and service our products more efficiently. We purchase many of our components and subassemblies from third party manufacturers on an outsourced basis. We use one third party to assemble and test many of the components and subassemblies for our Cynergy, Elite MPX and PicoSure product families.

For other products, such as the Elite family and SculpSure products, as well as the Icon and Vectus systems, we rely on third parties for manufacturing and testing. In addition, we depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze and PrecisionTx systems.

We use Alexandrite rods in the lasers for our Elite and PicoSure systems. We depend exclusively on Northrop Grumman SYNOPTICS to supply the Alexandrite rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We offer our SmartCool cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. We use diode laser bars from Coherent to manufacture our Vectus Laser, and we use diode laser modules from Dilas to manufacture our SculpSure® laser system. Although alternative suppliers exist for the diode laser bars, they could take months to qualify and implement.

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

We offer our MonaLisa Touch and PinPointe FootLaser systems pursuant to distribution agreements.

Backlog

We generally do not maintain a significant backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

El.En. Commercial Relationship

We have several distribution agreements with El.En. Under one of these agreements, we purchase from El.En. its SmartLipo MPX system and its proprietary SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex, Cellulaze, and PrecisionTx systems, which also incorporate our proprietary software and delivery systems. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX system and our products containing the SLT II laser system. Under another distribution agreement with El.En. and separate distribution agreements with certain of our wholly owned subsidiaries in the United Kingdom, Germany and Spain, we purchase from El.En. its MonaLisa Touch laser system.

The prices at which we purchase these laser systems from El.En. are specified in the agreements; however, they may be changed by El.En. at its discretion upon 30 days’ notice. El.En. is required to provide us with training for the products we distribute under these agreements, as well as marketing and other sales support for such products as we and El.En. may agree. We are required to use commercially reasonable efforts to sell and promote our systems containing these laser systems, and we are responsible for obtaining and maintaining regulatory approvals for such products. The first distribution agreement has an initial term that expires in October 2019, and the second distribution agreement has an initial term that expires in November 2021. Each agreement automatically renews for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. We or El.En. may terminate these agreements at any time based upon material uncured breaches by, or the insolvency of, the other party. In addition, El.En. may terminate each agreement if we do not meet annual minimum purchase obligations specified in the agreement and we may terminate if El.En. rejects a purchase order that is in line with our forecast.

Patents, Proprietary Technology and Trademarks

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology.

As of December 31, 2015, we were the sole owner of over 70 U.S. patents, as well as many U.S. pending applications and foreign patents and pending applications. We are also joint owners with El.En. of certain patents and pending applications. We are also licensed non-exclusively to certain patents owned by third parties and we have granted exclusive and non-exclusive licenses to third parties to certain of our patents, pending applications and know how. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. We expect our issued and exclusively licensed patents to expire at various dates that range from as early as December 2016 to as late as April 2031.

Prior to their expiration in the United States on February 1, 2015 and their foreign counterparts in several foreign jurisdictions on January 31, 2016, our Palomar subsidiary was the exclusive licensee of certain hair removal patents owned by Massachusetts General Hospital or MGH. Palomar has granted royalty bearing, non-exclusive sublicenses to those patents to third parties, including to us in 2006. We paid a royalty to MGH for sales of our hair removal products. Palomar was also the non-exclusive licensee of several other U.S. patents as well as corresponding foreign patents and pending applications owned by MGH, and Palomar was the joint owner with MGH and, in some cases, the exclusive licensee, of other U.S. patents as well as corresponding U.S. pending applications and foreign patents and pending applications. Palomar has also granted non-exclusive rights to other parties to other patents and received non-exclusive licenses to patents owned by other parties.

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

We use registered and common law trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have also registered some of our marks in a number of foreign countries. In addition, El.En. has registered the SmartLipo® and MonaLisa Touch marks in the United States. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

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

Competition

Our industry is subject to intense competition. Our products compete against laser and other energy-based products offered by public companies, such as Cutera, Syneron Medical and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers (acquired in May 2013 by Shanghai Fosun Pharmaceutical) and Lumenis. Some of these competitors have strong financial and human resources and have established reputations, as well as established worldwide distribution channels and sales and marketing capabilities. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-laser and non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

Government Regulation

Our products are medical devices that are subject to extensive regulation by government authorities in the United States and in other countries and jurisdictions, including the European Union, or EU. These governmental authorities regulate the marketing and distribution of medical devices in their respective jurisdictions. The regulations cover the entire life cycle of the product, including the research, development, testing, manufacture, quality control, packaging, storage, labeling, advertising and promotion of the devices. In addition, post-approval monitoring and reporting, as well as import and export of medical devices, are subject to various regulatory requirements. The processes for obtaining regulatory approvals or clearances in the United States and in foreign countries and jurisdictions, including the EU, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Review and Clearance of Medical Devices in the United States

The FDA strictly regulates medical devices in the United States. Under the Federal Food, Drug and Cosmetic Act, or FDCA, a medical device is defined as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Unless an exemption applies, a new medical device may not be marketed in the United States unless it has been cleared by the FDA through filing of a 510(k) premarket notification, or 510(k), or approved by the FDA pursuant to a premarket approval application, or PMA. Both premarket notifications and premarket approval applications, when submitted to the FDA, must be accompanied by a user fee, unless exempt.

The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes depending on the level of control necessary to assure the safety and effectiveness of the device. Class I devices have the lowest level or risk associated with them, and are subject to general controls, including labeling, premarket notification and adherence to the QSR. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to most of the aforementioned requirements as well as to premarket approval. Most Class I devices and some Class II devices are exempt from the 510(k) requirement, although manufacturers of these devices are still subject to registration, listing, labeling and QSR requirements.

In connection with its clearance or approval of device products, the FDA requires that we manufacture our products in accordance with its Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic announced and unannounced inspections. Our failure to maintain compliance with the QSR requirements could result in, among other things, the shutdown of, or restrictions on, our manufacturing operations and the recall or seizure of our products

All of our current products are class II devices. To date, we have used exclusively the 510(k) premarket notification process to obtain regulatory clearance from the FDA for the marketing and sale of our products in the United States.

510(k) Premarket Notification

A 510(k) is a premarket submission made to the FDA to demonstrate that the proposed device to be marketed is at least as safe and effective (i.e., substantially equivalent) to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (1) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (2) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data.

The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. With the enactment of the Food and Drug Administration Safety and Innovation Act, or the FDASIA, a de novo pathway is directly available for certain low to moderate risk devices that do not qualify for the 510(k) pathway due to the absence of a predicate device.

510(k) and Product Modifications

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

Modifications to a 510(k)-cleared medical device may require the submission of another 510(k) or a PMA if the changes could significantly affect safety or effectiveness or constitute a major change in the intended use of the device. Modifications to a 510(k)-cleared device frequently require the submission of a traditional 510(k), but modifications meeting certain conditions may be candidates for FDA review under a Special 510(k). If a device modification requires the submission of a 510(k), but the modification does not affect the intended use of the device or alter the fundamental technology of the device, then summary information that results from the design control process associated with the cleared device can serve as the basis for clearing the application. A Special 510(k) allows a manufacturer to declare conformance to design controls without providing new data. When the modification involves a change in material, the nature of the “new” material will determine whether a traditional or Special 510(k) is necessary.

Premarket Approval Application

The PMA process for approval to market a medical device is more complex, costly and time consuming than the 510(k) clearance procedure. A PMA must be supported by extensive data, including technical, preclinical, clinical, manufacturing, control and labeling information, that demonstrate the safety and effectiveness of the device for its intended use. After a PMA is submitted, the FDA has 45 days to determine whether it is sufficiently complete to permit a substantive review. If the PMA is complete, the FDA will file the PMA. The FDA is subject to performance goal review times for PMAs and may issue a decision letter as a first action on a PMA within 180 days of filing, but if it has questions, it will likely issue a first major deficiency letter within 150 days of filing. It may also refer the PMA to an FDA advisory panel for additional review, and will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR, either of which could extend the 180-day response target. In addition, the FDA may request additional information or request the performance of additional clinical trials before it will reconsider the approval of the PMA or as a condition of approval, in which case the trials must be completed after the PMA is approved.

If the FDA’s evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter authorizing commercial marketing or an approvable letter that usually contains a number of conditions that must be met in order to secure final approval. If the FDA’s evaluations are not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The agency may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired are submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years, and the process can be expensive and uncertain. Moreover, even if the FDA approves a PMA, the agency can impose post-approval conditions that it believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. After approval of a PMA, a new PMA or PMA supplement may be required for a modification to the device, its labeling or its manufacturing process. None of our products are currently approved under a PMA approval.

Clinical Studies and the Investigational Device Exemption

When FDA clearance or approval of a device requires human clinical trials, and if the device presents a “significant risk,” as defined by the FDA, the FDA requires the device sponsor to file an investigational device exemption, or IDE, application with the FDA and obtain and IDE prior to commencing the human clinical trials. The sponsor must support the IDE application with appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. An IDE application is considered approved 30 days after it has been received by the FDA, unless the FDA otherwise informs the sponsor prior to 30 calendar days from the date of receipt, that the IDE is approved with conditions or disapproved. The sponsor also must obtain approval from the Institutional Review Board, or IRB, overseeing the clinical trial. The FDA, and the IRB at each institution at which a clinical trial is being performed may suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

For the purposes of determining whether an IDE is required, FDA has issued regulations that describe significant and nonsignificant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA approval and an approval of an independent institutional review board, or IRB, prior to initiation of a clinical study. Nonsignificant risk devices are devices that do not pose a significant risk to the human subjects. A nonsignificant risk device study requires only IRB approval prior to initiation of a clinical study.

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

Post-marketing restrictions and enforcement

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

The FDA may require us to maintain a system for tracking our products through the chain of distribution to the patient level. The FDA has broad post-market and regulatory enforcement powers. We are also subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. These inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money and effort to maintain compliance.

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

FDA Regulation of Radiation-Emitting Products

The FDA regulates radiation emitting electronic products even when they are not intended to be used for medical purposes. X-rays, microwaves, radio waves, laser, visible light, sound, ultrasound, and ultraviolet light are a few examples of the many types of radiation that may be produced by an electronic product. Diagnostic X-ray systems, laser products, laser light shows, and microwave ovens are a few examples out of the many different electronic products that emit radiation subject to FDA regulation. Many radiation emitting electronic products are also medical devices. In those cases, the products must comply with two independent sets of regulations—radiation safety regulations that apply to radiation emitting electronic products, as well as medical device regulations that apply to all medical devices.

Under the Electronic Product Radiation Control provisions of the FDCA, the FDA has established regulations specifying electronic product performance standards covering several varieties of radiation emitting electronic products. Companies that manufacture or import electronic products subject to an FDA performance standard are required to submit various electronic product reports to the FDA to demonstrate that their products comply with the standard. The most important and basic of the reports is the Electronic Product Initial Report. When a manufacturer or importer submits an Electronic Product Initial Report to the FDA, the FDA reviews the report to ensure compliance with any applicable manufacturing and performance standards. The FDA then issues Accession Numbers to the manufacturer. The FDA and U.S. Customs require declaration of Accession Numbers on import forms when importing electronic products into the U.S. Unless exempted by the radiation safety regulations, a manufacturer or importer must also submit to the FDA follow-up reports for product updates or modifications, as well as an annual report for their radiation emitting electronic products. The radiation safety regulations provide specific certification and labeling requirements for electronic products. Labeling, which includes user manuals, must contain certain information, such as warnings, declarations and clear and concise instructions for use and service. The information must also be formatted in accordance with the regulations. The law and applicable federal regulations also require laser manufacturers to maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.

Other Regulatory Requirements

Other laws that apply to our activities include the Patient Protection and Affordable Care Act (commonly referred to as the “Sunshine Act”). It sets forth reporting and disclosure requirements for “applicable manufacturers” of drugs, biological, medical devices and medical supplies with regard to payments or other transfers of value made to certain physicians and teaching hospitals. The final rules implementing the Sunshine Act are complex, ambiguous, and broad in scope. We are also subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, land use and quality assurance. We believe that compliance with these laws and regulations as currently in effect will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position. In 2013, most of the products and systems that we sell became subject to an excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. This excise tax was suspended for the years 2016 and 2017. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and selection of medical devices for patients. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or

CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Review and Approval of Medical Devices in the European Union

The European Union, or EU, consists of 28 member states and has a coordinated system for the authorization of medical devices. The EU Medical Devices Directive (Council Directive 93/42/EEC, as amended) sets out the basic regulatory framework for medical devices in the European Union. In the EU our medical devices must comply with the Essential Requirements in Annex I to the EU Medical Devices Directive, which we refer to as the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the Certificate of Conformity mark, or CE Mark, to our medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA. To demonstrate compliance with the Essential Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of an EU country to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine products’ technical file and the quality system for the manufacture, design and final inspection of the devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.

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

Even after we receive a CE Certificate of Conformity enabling us to affix the CE Mark on a product and to sell our product in the EEA countries, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of our product from the market in the EU. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, but more commonly three years. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate of Conformity. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related Technical Files before it agrees to issue the new CE Certificate of Conformity.

In addition, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our devices that could affect compliance with the Essential Requirements or the devices’ intended purpose. The Notified Body will then assess the changes and verify whether they affect the products’ conformity with the Essential Requirements or the conditions for the use of the devices. If the assessment is favorable, the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing CE Certificate of Conformity attesting compliance with the Essential Requirements. If it is not, we may not be able to continue to market and sell the product in the EEA.

On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EU. These proposals provide for a revision of the current regulatory framework for medical devices in the EU to strengthen patient safety, transparency and product traceability. The proposals, for instance, include reinforced rules governing clinical evaluation throughout the life of the device, improved traceability of devices in the supply chain, including a phased and risk-based introduction of unique device identification, or UDI, improved market surveillance and vigilance, as well as better co-ordination between national regulators, increased powers for Notified Bodies to undertake unannounced inspections and strengthened supervision of Notified Bodies by member states. The European Commission’s proposals may undergo significant amendments as they are reviewed by the European Council and European Parliament as part of the EU legislative process. If and when adopted, the proposed new legislation may prevent or delay the EU approval or clearance of our products under development or may impact our ability to modify our currently EU approved or cleared products on a timely basis and impose additional costs relating to clinical evaluation, vigilance and product traceability.

Marketing and Sales Considerations in the EU

In the EU, medical devices may be promoted only for the intended purpose for which the devices have been CE Marked. Failure to comply with this requirement could lead to the imposition of penalties by the competent authorities of the EU Member States. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines. Promotional materials must also comply with various laws and codes of conduct developed by medical device industry bodies in the EU governing promotional claims, comparative advertising, advertising of medical devices reimbursed by the national health insurance systems and advertising to the general public.

Product Vigilance and Post-approval Monitoring in the EU

Additionally, all manufacturers placing medical devices into the market in the EU are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the EU, manufacturers must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EU countries, and manufacturers are required to take field safety corrective actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market.

Employees

As of December 31, 2015, we had 857 employees, including 363 employees in sales and marketing functions, 75 employees in research, development and engineering functions, 326 employees in manufacturing and service functions and 93 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

Although we were profitable in the second, third, and fourth quarters of 2015 and in 2014, we incurred losses in the first quarter of 2015 and in 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Syneron Medical, and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers (acquired in May 2013 by Shanghai Fosun Pharmaceutical) and Lumenis. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

We also face competition against non-laser and non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. As a result of competition with these companies, products and procedures, we could experience loss of market share and decreasing revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 39%, 48%, and 48% of our product revenues from sales outside North America for the years ended December 31, 2015, 2014, and 2013, respectively.

Our international sales are subject to a number of risks, including:

•	foreign certification and regulatory requirements;

•	difficulties in staffing and managing our foreign operations;

•	import and export controls; and

•	political and economic instability.

If we are unsuccessful at managing these risks, our results of operations may be adversely affected.

We may incur foreign currency conversion charges as a result of changes in currency exchange rates, which could cause our operating results to suffer.

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 46% and 47% of our revenues outside of North America for the years ended December 31, 2015 and 2014, respectively, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. For the year ended December 31, 2015 we incurred a loss on foreign currency of $1.8 million, which is recorded as other expense, net within our consolidated statement of operations. This was primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen, Australian dollar and Chinese yuan. Unfavorable foreign exchange rates also had a negative impact on our European subsidiaries’ revenues for the year ended December 31, 2015.

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

Our Class A common stock price has fluctuated substantially in recent years, and we expect it will continue to do so. From January 1, 2012 through December 31, 2015, our Class A common stock has traded as high as $45.05 per share and as low as $11.64 per share and from January 1, 2016 through February 22, 2016 as low as $32.90 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	activism by any single large stockholder or combination of stockholders;

•	market conditions in our industry and issuance of new or changed securities analysts’ reports or recommendations;

•	purchases or sales of our stock by our officers and directors;

•	repurchases of shares of our Class A common stock; and

•	general economic, industry and market conditions.

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

We may not be able to successfully continue collecting licensing royalties.

Since 2013, portions of our revenues have consisted of royalties from sub-licensing patents, including patents licensed to us on an exclusive basis by MGH. These patents expired in the United States on February 1, 2015 and their foreign counterparts expired in several foreign jurisdictions on January 31, 2016. Though we receive royalty revenues on other patents, our revenues have decreased as a result of the expiration of the MGH patents because we will no longer receive any royalties from such patents, and such license revenues may not be replaced.

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

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on a single contract manufacturer in the United States for the subassembly of certain products that we manufacture and sell, and for the manufacturing of certain products that we sell, and to which a significant portion of our revenues are attributable to these products. We depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze, and PrecisionTx systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En. please see the discussion on page 19 of this Annual Report.

We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:YAG rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:YAG rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite and Cynergy product families. We use diode laser bars from Coherent to manufacture our Vectus Laser, and we use diode laser modules from Dilas to manufacture our SculpSure® laser system. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

Other than with El.En., we do not have long-term arrangements with any of our suppliers or our contract manufacturer for the supply of these components or systems or with the assembly and test service provider referenced above, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS, Zimmer Elektromedizin, IPG Photonics, Dilas and Coherent are not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

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

In the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 17%, 21% and 25% of our product revenue in 2015, 2014 and 2013, respectively.

We do not control our distributors, and these parties may not be successful in marketing our products. These parties may fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with most of our third party distributors. We cannot be sure that our distributors will agree with our interpretation of the terms of the agreements or that we will receive payments under the agreements. The third party distributors with which we do not have written distributor agreements may also disagree with the terms of our relationship. Our distributors may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third party distributors or other parties that sell our products do not perform adequately, or if we fail to maintain our existing relationships with these parties or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

Risks Related to Our Relationship with El.En. and Our Corporate Structure

El.En. and its subsidiaries market and sell products that compete with our products, and any increased competition from El.En. could have a material adverse effect on our business.

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Under exclusive distribution agreements with El.En., we purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En. please see the discussion on page 19 of this Annual Report.

El.En. markets, sells, promotes and licenses other products that compete with our products, both in North America and elsewhere throughout the world and our agreements with El.En. do not prevent El.En. from competing with us by selling products that we purchased in the past from El.En., including earlier generation SmartLipo systems. Our business could be materially and adversely affected by increased competition from El.En.

Provisions in our corporate charter documents and under Delaware law may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Although we have proposed to our stockholders to eliminate certain of them at our upcoming annual meeting of stockholders, several provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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

Risks Related to Government Regulation and Other Legal Compliance Matters

If we fail to obtain and maintain necessary FDA clearances and approvals for our products and indications or if clearances and approvals for future products and indications are delayed or not issued, our business would be harmed.

Our products are classified as medical devices and are subject to extensive regulation by the FDA and other federal, state and local authorities. These regulations relate to manufacturing, design, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process often takes from three to 12 months. The FDA may require us to withdraw an application if they cannot make a determination that the device is substantially equivalent according to the regulations. In such situations, we may re-submit the 510(k) application with additional data for reconsideration or we may determine not to commercialize the device or the new indication for use. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained.

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

In addition, if the FDA requires us to go through a lengthier, more rigorous examination for products or modifications to products than we expect, or at a particular time in the future had expected, our product introductions or modifications could be delayed or canceled, which could negatively affect our ability to generate sales, or cause sales at such time to decline. For example, the FDA could demand that we obtain a PMA prior to marketing certain of our products in cases in which we did not expect to have to obtain a PMA. If we were to determine that a product we plan to market is subject to an exemption from premarket review, the FDA could disagree with our determination and could require us to submit a 510(k) or PMA in order to continue marketing the product.

Finally, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of products we are developing or impact our ability to modify any of our products for which we receive regulatory clearance or approval in the future on a timely basis. Any change in the laws or regulations that govern the clearance and approval processes relating to the products we are developing could make it more difficult and costly to obtain clearance or approval for such products, or to produce, market and distribute products for which we receive regulatory approval or clearance in the future.

After clearance or approval of our products, we are subject to continuing regulation by the FDA, and if we fail to comply with FDA regulations, or other regulations to which we are subject, our business could suffer.

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

Violations of the FDCA and other laws and regulations to which we are subject may lead to investigations by the FDA, Department of Justice, or DOJ, and state Attorneys General. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use of a product;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal to permit the import or export of our products;

•	repair, replacement, refunds, recalls or seizure or detention of our products;

•	consent decrees;

•	injunctions or the imposition of civil or criminal penalties;

•	damage to relationships with any potential contributors;

•	unfavorable press coverage and damage to our reputation; or

•	litigation involving patients using our products.

Non-compliance with European Union requirements can also result in significant financial penalties.

We may be subject to enforcement action if we engage in improper marketing or promotion of any of our products for which we receive regulatory clearance or approval. Any such enforcement action could result in significant fines, costs and penalties and could result in damage to our reputation.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved use. Use of a device outside its cleared or approved diseases or conditions is known as “off-label” use. Despite our efforts to comply with such laws and regulations, physicians may use our products for which we receive regulatory clearance or approval off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or other product labeling constitute promotion of an unapproved, or off-label, use, it could request that we modify our materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, recall, injunction, seizure, civil fine or criminal penalties.

Other federal, state and foreign regulatory agencies, including the U.S. Federal Trade Commission, have issued guidelines and regulations that govern how we will be required to promote products for which we receive regulatory clearance or approval, including how we may use endorsements and testimonials. If our promotional materials are inconsistent with these guidelines or regulations, we could be subject to enforcement actions, which could result in significant fines, costs and penalties. Our reputation could also be damaged and the adoption of our products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

In the EU, our medical devices may be promoted only for the intended purpose for which the devices have been CE marked. Failure to comply with this requirement could lead to the imposition of penalties by the competent authorities of the EU Member States. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines. The promotional materials related to any of our products that may be CE marked in the future must also comply with various laws and codes of conduct developed by medical device industry bodies in the EU governing promotional claims, comparative advertising, advertising of medical devices reimbursed by the national health insurance systems and advertising to the general public. If we do not comply with these laws and industry codes, we could be subject to penalties which could include significant fines. Our reputation could also be damaged and the adoption of our products after receipt of a CE mark could be impaired.

We have modified some of our products without FDA clearance. Modifications to any FDA-cleared or approved products we may require new regulatory clearances or approvals or require us to recall or cease marketing such products until clearances or approvals are obtained.

We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. Any modification to one of our 510(k)-cleared products that would constitute a major change in its intended use or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional diseases or conditions for, any products for which we receive regulatory clearance or approval in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce enhanced products in a timely manner, which in turn would harm our revenue and operating results.

The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA disagrees with our determination and requires us to seek new 510(k) clearances or PMA approval for modifications to our previously-cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or distribution of the products or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to any of our then-previously-cleared products, by either imposing more strict requirements on when a new 510(k) clearance for a modification to a previously-cleared product must be submitted or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The July 2011 draft guidance document was ultimately withdrawn as the result of the FDASIA. As a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. However, the FDA may seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

If we or our contract manufacturers fail to comply with ongoing FDA and EU or other foreign regulatory authority requirements concerning manufacturing operations and laser performance standards, our products could be subject to additional restrictions and withdrawal from the market, which would harm our business.

We are currently required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. In the EU countries, compliance with harmonized standards is also recommended as this is interpreted as a presumption of conformity with the relevant Essential Requirements. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections.

These FDA regulations and EU standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of any products for which we may obtain regulatory clearance or approval. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Compliance with harmonized standards in the EU is also subject to regular review through the conduct of inspection by Notified Bodies or other certification bodies. If we, or our contract manufacturers, fail to adhere to QSR requirements in the United States or other harmonized standards in the EU, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or CE Certificates of Conformity, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or any of our contract manufacturers to comply with applicable statutes and regulations administered by the FDA, or harmonized standards in the EU, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in various enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, refusal to permit the import or export of our products, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraphs, any of which could cause our business and operating results to suffer.

If any of our products for which we receive regulatory clearance or approval cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, which could harm our business.

Under the FDA medical device reporting, or MDR, regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by us as the manufacturer. If and when we make such decisions in the future, the FDA may not agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA disagrees with any of our determinations regarding the reportability of certain events, the FDA could take enforcement actions against us, which could have an adverse impact on our reputation and financial results.

Additionally, all manufacturers placing medical devices in the market in the EU are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the EU, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EU countries, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and to the end users of the device through Field Safety Notices.

Any such safety issues involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

Any of the products for which we receive regulatory clearance or approval may be subject to product recalls. A recall of such products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our future products, could have a significant adverse impact on our business.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us, or any distributor we may have in the future, could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues.

We are also required to follow detailed recordkeeping requirements for all company-initiated medical device corrections and removals and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. We may initiate voluntary recalls involving our products for which we receive regulatory clearance or approval in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. Recalls of any of our products for which we receive regulatory clearance or approval in the future would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to enforcement actions, liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

We, or our distributors, may be unable to obtain or maintain foreign regulatory qualifications or approvals for our current or future products and indications, which could harm our business.

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

Complying with foreign regulatory requirements can be an expensive and time consuming process, and approval is not certain. The time required to obtain foreign clearances or approvals may be longer than that required for FDA clearance or approval, and requirements for such clearances or approvals may differ significantly from FDA requirements. Foreign regulatory authorities may not clear or approve our products for the same indications cleared or approved by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA clearance or approval in addition to other risks. Although we or our distributors have obtained regulatory approvals in the European Union and other countries outside the United States for many of our products, we or our distributors may be unable to maintain regulatory qualifications, clearances or approvals in these countries or obtain qualifications, clearances or approvals in other countries. If we are not successful in doing so, our business will be harmed. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory clearances, approvals or qualifications. Foreign regulatory agencies, as well as the FDA, periodically inspect manufacturing facilities both in the United States and abroad. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if we fail to receive those qualifications, clearances or approvals, or if we fail to comply with other foreign regulatory requirements, we and our distributors may be unable to market our products or enhancements in international markets effectively, or at all. Additionally, the imposition of new requirements may significantly affect our business and our products. We may not be able to adjust to such new requirements, which may adversely affect our business.

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

In addition, most of the products and systems that we sell became subject in 2013 to an excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. Although this excise tax has been suspended for 2016 and 2017, we believe this excise tax could harm our sales and reduce our profitability.

The Patient Protection and Affordable Care Act includes reporting and disclosure requirements, commonly referred to as the “Sunshine Act”, for “applicable manufacturers” of drugs, biological, medical devices and medical supplies with regard to payments or other transfers of value made to certain physicians and teaching hospitals. The final rules implementing the Sunshine Act are complex, ambiguous, and broad in scope. Sales related to the Ellman surgical product line are subject to the reporting requirements under the Sunshine Act. We believe that sales related to our aesthetic product lines fall under a reporting exception under this law and, accordingly, reporting related to those sales is not required.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

We lease a 150,000 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in May 2027. We also lease a 44,000 square foot facility in Hicksville, New York which houses our manufacturing and warehouse operations for our Ellman product line. The lease on the Hicksville facility expires in June 2020. In addition, we lease an aggregate of approximately 68,000 square feet of space at 17 other locations in Europe and the Asia/Pacific region, which we use for sales and service purposes.

Item 3.	Legal Proceedings

Telephone Consumer Protection Act Litigation

In 2005, a plaintiff, individually and as putative representative of a purported class, filed a complaint against us under the federal Telephone Consumer Protection Act, or TCPA, in Massachusetts Superior Court in Middlesex County, captioned Weitzner v. Cynosure, Inc., No. MICV2005-01778 (Superior Court, Middlesex County), seeking monetary damages, injunctive relief, costs and attorneys’ fees. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements are entitled to damages of up to $500 per facsimile for inadvertent violations and up to $1,500 per facsimile for knowing or willful violations. Based on discovery in this matter, the plaintiff alleges that approximately three million facsimiles were sent on our behalf by a third party to approximately 100,000 individuals. In January 2012, the court denied the class certification motion. In November 2012, the court issued the final judgment and awarded the plaintiff $6,000 in damages and awarded us $3,495 in costs. The plaintiff appealed this decision, and oral argument on the appeal was held in October 2013 before the Commonwealth of Massachusetts Appeals Court. In March 2014, the appeals court affirmed the lower court’s ruling, and in April 2014 the plaintiff filed a request for further appellate review by the Supreme Judicial Court. On May 6, 2014, the

Supreme Judicial Court issued a Notice of Denial of Application for Further Appellate Review. No further appeals are possible in Massachusetts. In addition, in July 2012, the plaintiff filed a new purported class action, based on the same operative facts, asserting the same claims and seeking similar monetary damages, injunctive relief, costs and attorneys’ fees as in the Massachusetts action, in federal court in the Eastern District of New York, captioned Weitzner, et al. v. Cynosure, Inc., No. 1:12-cv-03668-MKB-RLM (U.S District Court, Eastern District of New York). In February 2013, that court granted our motion to dismiss the plaintiff’s claims. In March 2013, the plaintiff drafted a motion seeking reconsideration of the court’s judgment and vacation of the court’s order of dismissal. In April 2013, we drafted a response opposing the plaintiff’s motion. In August 2013, plaintiff filed its motion with the court, although the deadline had been April 2013. We filed a letter with the court objecting to this untimely motion and requesting sanctions. In February 2014, the court denied plaintiff’s motion and denied our request for sanctions. On March 6, 2014, plaintiff filed an appeal of the court’s judgment entered on March 5, 2013. On July 23, 2014, the Second Circuit notified the parties that it will not hear oral arguments and will decide the case based on the briefs. On September 16, 2015, the Second Circuit dismissed the plaintiff’s appeal. On September 30, 2015, the plaintiff filed a Petition for Rehearing with Suggestion for Rehearing En Banc. On October 27, 2015, the Second Circuit issued a corrected opinion which did not change its September 16, 2015 dismissal of the plaintiff’s appeal. On December 2, 2015, the Second Circuit denied such petition and dismissed the plaintiff’s appeal on December 28, 2015.

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

PicoSure Litigation

On June 26, 2015, a plaintiff, LDGP, LLC d/b/a Hartsough Dermatology, individually and on behalf of a putative class, filed a complaint against us in the U.S. District Court for the Northern District of Illinois - Western Division seeking monetary damages, injunctive relief, costs and attorneys’ fees. The plaintiff filed an amended complaint on November 9, 2015, which added three new plaintiffs. The amended complaint alleges that we falsely represented that the PicoSure laser removes and eliminates tattoos and difficult colors, and alleges violations of several state consumer fraud laws, breach of warranty, common law fraud and negligent misrepresentation. It seeks to assert claims on behalf of all entities in the United States who purchased a PicoSure laser, except those located in Louisiana. On December 7, 2015, we filed our answer and motion for partial judgment on the pleadings regarding several counts in the amended complaint. No hearing or ruling date has been scheduled by the court. Completion of discovery regarding class certification is scheduled for May 31, 2016. We believe that the claims are without merit and that we have meritorious defenses.

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

	High	Low
Fiscal Year Ended December 31, 2014
First quarter	$31.48	$25.35
Second quarter	$29.75	$19.00
Third quarter	$23.85	$18.63
Fourth quarter	$29.98	$19.04

Fiscal Year Ended December 31, 2015
First quarter	$31.83	$27.02
Second quarter	$40.52	$29.76
Third quarter	$42.97	$29.00
Fourth quarter	$45.05	$29.60

On February 22, 2016, the closing price per share of our Class A common stock was $39.05, as reported on The Nasdaq Global Market. The number of record holders of our Class A common stock as of February 22, 2016 was 592.

In October 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program terminated on November 15, 2015. During the year ended December 31, 2015, we did not repurchase any shares of our common stock under this program. As of December 31, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

In February 2016, we announced that our board of directors has authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

At December 31, 2015, our total cash, cash equivalents and short and long-term marketable securities balance was $182.8 million. We did not sell any unregistered securities during the period covered by this Annual Report.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2010 (the last trading day for the year ended December 31, 2010) in our Class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies, Manufacturers and Distributors Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return

Among Cynosure, Inc., NASDAQ U.S. Index and

the NASDAQ Medical Dev/Ins/Sup Manufacturers & Distributors Index

Name	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
NASDAQ Medical Dev/Ins/Sup Manufacturers & Distributors Index	$100.00	$114.89	$127.90	$149.88	$176.32	$192.81
NASDAQ U.S. Index	$100.00	$100.53	$118.94	$165.61	$177.41	$178.27
Cynosure, Inc.	$100.00	$114.96	$235.68	$260.41	$268.04	$436.66

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$339,462	$292,369	$226,010	$153,493	$110,602

Cost of revenues	145,928	127,131	95,730	64,567	48,294

Gross profit	193,534	165,238	130,280	88,926	62,308
Operating expenses:
Sales and marketing	111,506	88,564	65,211	48,220	39,142
Research and development	22,343	22,033	17,473	12,972	10,079
Amortization of intangible assets acquired	2,990	2,961	2,114	1,368	854
General and administrative	30,374	30,420	51,309	14,233	14,255

Total operating expenses	167,213	143,978	136,107	76,793	64,330

Income (loss) from operations	26,321	21,260	(5,827)	12,133	(2,022)
Interest (expense) income, net	(1,683)	(1,446)	(23)	60	126
Other (expense) income, net	(1,440)	(1,476)	313	532	(202)

Income (loss) before provision (benefit) for income taxes	23,198	18,338	(5,537)	12,725	(2,098)
Provision (benefit) for income taxes (1)	7,391	(13,000)	(3,890)	1,764	807

Net income (loss)	$15,807	$31,338	$(1,647)	$10,961	$(2,905)

Basic net income (loss) per share	$0.71	$1.44	$(0.09)	$0.83	$(0.23)

Diluted net income (loss) per share	$0.70	$1.41	$(0.09)	$0.79	$(0.23)

Basic weighted average common shares outstanding	22,286	21,824	19,325	13,189	12,585

Diluted weighted average common shares outstanding	22,658	22,195	19,325	13,792	12,585

	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments and related financial instruments	$182,760	$133,375	$129,092	$146,745	$73,668
Working capital	182,090	144,568	152,362	148,615	81,937
Total assets	534,610	456,077	406,189	233,930	151,422
Capital lease obligation, net of current portion	17,372	16,088	14,957	432	494
Retained earnings (accumulated deficit)	55,781	39,974	8,636	10,283	(678)
Total stockholders’ equity	404,402	358,112	328,352	197,507	119,627

(1)	Provision (benefit) for income taxes for the year ended December 31, 2014 includes an income tax benefit of $19.9 million resulting from the release of substantially all of the valuation allowance maintained against Cynosure’s net U.S. deferred tax asset.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We develop, manufacture and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. We also market radiofrequency, or RF, energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.

Our product portfolio is composed of a broad range of energy sources including Alexandrite, diode, Nd: YAG, picosecond, pulse dye, Q-switched lasers, intense pulsed light and RF technology. We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and through international distributors in approximately 120 other countries.

We focus our development and marketing efforts on offering leading, or flagship, products for the following high volume applications:

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculpting for the minimally invasive removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our Cynergy product line for the treatment of vascular lesions;

•	our MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos, benign pigmented lesions, acne scars, fine lines and wrinkles;

•	our Icon Aesthetic System for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our Vectus diode laser for high volume hair removal;

•	our MonaLisa Touch laser for gynecologic health;

•	our SculpSure hyperthermic laser treatment for LaserBodySculpting for non-invasive fat reduction;

•	our Surgitron radiowave platform technology line of RF surgical generators;

•	our Pelleve wrinkle reduction system for skin tightening and non-ablative skin rejuvenation; and

•	our PelleFirm RF body treatment system for skin tightening and reduction in the appearance of cellulite.

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

We have developed SculpSure, a hyperthermic laser treatment for non-invasive lipolysis of the flanks and abdomen. SculpSure is designed to reduce fat non-invasively by disrupting subcutaneous fat cells. In 2015, we received FDA clearance to market SculpSure for non-invasive lipolysis of the flanks and the abdomen. In September 2015, we received European Medical Device Directive certification from the European Notified Body for SculpSure allowing the “CE” Mark to be placed on the device for distribution in the European Union and its member states. We launched SculpSure in September 2015.

In November 2014, we signed an exclusive agreement with El.En. to market and distribute in North America the MonaLisa Touch, a CO2 laser for the treatment of gynecologic health. We launched the product in the United States in the first quarter of 2015. In October 2015, we received a medical device license from Health Canada to market MonaLisa Touch in Canada for the treatment of symptoms related to Genitourinary Syndrome of Menopause.

In 2013, we commenced commercialization of our PicoSure system, our picosecond laser technology platform for the treatment of tattoos and benign pigmented lesions. The PicoSure system is the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite and RevLite products, which deliver pulses in billionths of a second. We received FDA clearance to market the PicoSure laser in November 2012. In October 2013, we launched the PicoSure FOCUS Lens Array which microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received marketing authorization for our PicoSure system in Canada in July 2013, in Australia in November 2013, and in Korea and Taiwan in January 2014. In July 2014, we received FDA clearance to market PicoSure for the treatment of acne scars. In September 2014, we received FDA clearance to market PicoSure with PicoSure FOCUS Lens Array for the treatment of wrinkles. In February 2015, we received FDA clearance to market the 532 nm wavelength for PicoSure designed to more effectively treat red, yellow and orange tattoo ink colors, which we offer as an upgrade to our current PicoSure customer base. In September 2015, we received Chinese Food and Drug Administration approval to market the PicoSure 755nm wavelength for tattoo removal.

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During each of the years ended December 31, 2015 and 2014, we derived approximately 81% of our revenues from sales of our products and 19% of our revenues from parts, accessories, service and royalty revenues. Generally, we recognize revenues from the sales of our products upon shipment to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

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

In 2013, we entered into a comprehensive settlement agreement with Tria Beauty, Inc., or Tria, which ended the patent infringement litigation between Tria and Palomar Medical Technologies Inc., or Palomar. Under the agreement, we were entitled to receive $10.0 million plus future royalty payments. We paid approximately $2.0 million of this revenue to Massachusetts General Hospital, or MGH, under an exclusive license agreement between Palomar and MGH, which was recorded as cost of revenues within our consolidated statements of operations. We recognized $3.0 million, $3.0 million and $4.0 million of this revenue during the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded as royalty revenues within our consolidated statements of operations. We recognized $0.7 million, $0.8 million and $1.0 million in cost of revenues during the years ended December 31, 2015, 2014 and 2013, respectively, related to this revenue.

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the years ended December 31, 2015 and 2014, we derived 38% and 46% of our total revenues, respectively, from sales outside North America. As of December 31, 2015, we had 157 sales employees covering North America and 65 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We utilize a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the years ended December 31, 2015, 2014 and 2013:

	Percentage of Revenues
	Year Ended December 31,
	2015	2014	2013
Region
North America	62%	54%	52%
Europe	12	17	17
Asia/Pacific	21	22	23
Other	5	7	8

Total	100%	100%	100%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars and as a percentage of revenues in 2016.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars and as a percentage of revenues in 2016.

Amortization of Intangible Assets Acquired

Amortization of intangible assets acquired consists of amortization expense related to customer relationships and trade name intangible assets.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executives, accounting and administrative personnel, acquisition related expenses, professional fees and other general corporate expenses. We expect our general and administrative expenses to decrease in absolute dollars and as a percentage of revenues in 2016.

Interest Expense, net

Interest expense, net consists primarily of interest charges on capital lease obligations and a license transfer agreement assumed in the Ellman acquisition. Interest earned on our short and long-term marketable securities consists of state and municipal bonds, and U.S. government agencies and treasuries. We expect interest expense to remain consistent in 2016 as compared to 2015.

Other Expense, net

Other expense, net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Provision (Benefit) for Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss carryforward and credit carryforwards.

During the year ended December 31, 2015, we released the valuation allowance against the net deferred tax assets of Palomar Japan K.K. and Palomar Germany. A full valuation allowance is maintained on the net deferred tax assets of our subsidiary in Mexico. Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. We consider several sources of taxable income in making our valuation allowance assessments including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and forecasted future income. We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results. We account for uncertain tax positions following the provisions of Accounting Standards Codification, or ASC, 740, Accounting for Income Taxes, or ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Results of Operations

Year Ended December 31, 2015 and 2014

The following table contains selected statements of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Change 2014 to 2015
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$276,085	81%	$236,878	81%	$39,207	17%
Parts, accessories, service and royalty revenues	63,377	19	55,491	19	7,886	14

Total revenues	339,462	100	292,369	100	47,093	16
Cost of revenues	145,928	43	127,131	43	18,797	15

Gross profit	193,534	57	165,238	57	28,296	17
Operating expenses:
Sales and marketing	111,506	33	88,564	30	22,942	26
Research and development	22,343	6	22,033	8	310	1
Amortization of intangible assets acquired	2,990	1	2,961	1	29	1
General and administrative	30,374	9	30,420	11	(46)	—

Total operating expenses	167,213	49	143,978	50	23,235	16

Income from operations	26,321	8	21,260	7	5,061	24
Interest expense, net	(1,683)	(1)	(1,446)	—	(237)	(16)
Other expense, net	(1,440)	—	(1,476)	(1)	36	2

Income before provision (benefit) for income taxes	23,198	7	18,338	6	4,860	27
Provision (benefit) for income taxes	7,391	2	(13,000)	(5)	20,391	157

Net income	$15,807	5%	$31,338	11%	$(15,531)	(50)%

Revenues

Total revenues for the year ended December 31, 2015 increased by $47.1 million, or 16%, to $339.5 million, as compared to the year ended December 31, 2014 revenues of $292.4 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2015	2014
Product sales in North America	$168,650	$123,403	$45,247	37%
Product sales outside North America	107,435	113,475	(6,040)	(5)
Parts, accessories, service and royalty sales	63,377	55,491	7,886	14

Total Revenues	$339,462	$292,369	$47,093	16%

The increase in total revenues was attributable to a number of factors:

•

Revenues from the sales of products in North America increased by approximately $45.2 million, or 37%, from the 2014 period, primarily due to a full year of MonaLisa Touch sales, strong sales of PicoSure and Icon, and the launch of SculpSure in the 2015 period.

•

Revenues from the sales of products outside of North America decreased by approximately $6.0 million, or 5%, from the 2014 period, primarily due to unfavorable exchange rates affecting our European subsidiaries and a lower number of units sold by our European and Middle East distributors due to economic instability in these regions.

•

Revenues from the sales of parts, accessories, services and royalties increased by approximately $7.9 million, or 14%, from the 2014 period, primarily due to a full year of accessories revenues attributable to products acquired from Ellman, sales of the PicoSure FOCUS Lens Array and the inclusion of SculpSure accessories sales in the 2015 period.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2015	2014
Cost of revenues (dollars in thousands)	$145,928	$127,131	$18,797	15%
Cost of revenues (as a percentage of total revenues)	43%	43%

Total cost of revenues increased $18.8 million, or 15%, to $145.9 million for the 2015 period, as compared to $127.1 million for the 2014 period. The increase was primarily associated with our 16% increase in total revenues in the 2015 period as compared to the 2014 period. Total cost of revenues as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2015	2014
Sales and marketing (dollars in thousands)	$111,506	$88,564	$22,942	26%
Sales and marketing (as a percentage of total revenues)	33%	30%

Sales and marketing expenses increased $22.9 million, or 26%, to $111.5 million for the 2015 period as compared to $88.6 million for the 2014 period. The increase was primarily due to an increase in payroll and payroll related expenses of $10.3 million as we expanded our direct sales force related to the launch of new products, an increase in commission expense of $5.0 million from increased revenues, marketing costs of $2.3 million in the 2015 period primarily associated with the launch of SculpSure and an increase of $1.2 million from a full year of Ellman’s sales and marketing expenses. Our total sales and marketing expenses for the 2015 period increased as a percentage of total revenues to 33% as compared to the 2014 period, primarily due to the additional sales and marketing costs associated with the launch of SculpSure.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2015	2014
Research and development (dollars in thousands)	$22,343	$22,033	$310	1%
Research and development (as a percentage of total revenues)	6%	8%

Research and development expenses increased $0.3 million, or 1%, to $22.3 million for the 2015 period compared to $22.0 million for the 2014 period. The increase was primarily due to research and development costs associated with SculpSure in the 2015 period, as well as the inclusion in the 2015 period of a full year of Ellman’s research and development expenses. Our total research and development expenses for the 2015 period decreased as a percentage of total revenues as compared to the 2014 period due to improved operating leverage.

Amortization of Intangible Assets Acquired

	Year Ended December 31,		$ Change	% Change
	2015	2014
Amortization of intangible assets acquired (dollars in thousands)	$2,990	$2,961	$29	1%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired increased $29,000, or 1%, for the 2015 period as compared to the 2014 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2015 and 2014 periods.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2015	2014
General and administrative (dollars in thousands)	$30,374	$30,420	$(46)	—%
General and administrative (as a percentage of total revenues)	9%	11%

General and administrative expenses decreased $46,000 for the 2015 period as compared the 2014 period. The decrease is primarily due to $3.6 million less in costs associated with acquisitions, partially offset by increased headcount and administrative expenses during the 2015 period as compared to the 2014 period. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues remained consistent.

Interest Expense, net

	Year Ended December 31,		$ Change	% Change
	2015	2014
Interest expense, net (dollars in thousands)	$(1,683)	$(1,446)	$(237)	(16)%

The increase in interest expense, net was due to an increase in interest expense associated with the capital lease of our U.S. operating facility in Westford, Massachusetts, as well as a full year of interest charges included in the 2015 period on the license transfer agreement acquired in the 2014 Ellman acquisition.

Other Expense, net

	Year Ended December 31,		$ Change	% Change
	2015	2014
Other expense, net (dollars in thousands)	$(1,440)	$(1,476)	$36	2%

Other expense, net decreased $36,000, or 2%, for the 2015 period as compared to the 2014 period. Other expense, net is comprised primarily of foreign currency remeasurement losses incurred by our foreign subsidiaries primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen, Australian dollar and Chinese yuan.

Provision (Benefit) for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2015	2014
Provision (benefit) for income taxes (dollars in thousands)	$7,391	$(13,000)	$20,391	157%
Provision (benefit) as a percentage of income before provision (benefit) for income taxes	32%	(71)%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In 2015, we recorded an income tax provision of $7.4 million representing an effective tax rate of 32%. In 2014, we recorded an income tax benefit of $13.0 million representing an effective tax rate of negative 71%. The year-over-year increase in our tax provision is primarily attributable to the release of substantially all of the valuation allowance maintained against our U.S. net deferred tax asset in 2014, resulting in a tax benefit of $19.0 million. In 2015 we recorded a tax benefit of $0.7 million for the release of a valuation allowance previously maintained against the net deferred tax assets of Palomar Japan K.K. and Palomar Germany. In 2014, we recorded a tax benefit of $0.9 million related to the release of valuation allowances against the net deferred tax assets of Cynosure Japan, Palomar Australia and Palomar Spain. The effective tax rate of 32% differs from the 35% federal statutory rate primarily due to a 3% decrease attributable to the valuation allowance release. See Note 11 to our consolidated financial statements included in the Annual Report for a reconciliation of the federal statutory rate to our effective rate.

Year Ended December 31, 2014 and 2013

The following table contains selected statements of operations data, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2014 and 2013:

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

Sales and marketing expenses increased $23.4 million, or 36%, to $88.6 million in 2014, as compared to $65.2 million in 2013. The increase was primarily due to a full year of sales and marketing expenses attributable to the integration of the Palomar sales and marketing team included in the 2014 period, increases in the number of our sales employees and an increase in commission expense due to increased product revenues. Our total sales and marketing expenses for the 2014 period increased as a percentage of total revenues as compared to the 2013 period due primarily to the additional costs of incorporating the acquired Ellman business as well as initial marketing costs associated with MonaLisa Touch, included in the 2014 period.

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

The benefit for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In 2014, we recorded an income tax benefit of $13.0 million representing an effective tax rate of negative 71%. In 2013, we recorded an income tax benefit of $3.9 million, representing an effective tax rate of 70%. The year-over-year increase in our tax benefit is primarily attributable to a tax benefit of $19.0 million for the release of substantially all of the valuation allowance maintained against our net U.S. deferred tax asset. In addition, we recorded a tax benefit of $0.9 million related to the release of valuation allowances against the net deferred tax assets of Cynosure Japan, Palomar Australia and Palomar Spain. In 2013, we recorded a tax benefit of $5.6 million for the release of a portion of the valuation allowance maintained against our U.S. deferred tax assets due to taxable temporary differences recorded as a result of the Palomar acquisition which were available as a source of income to realize the benefit of certain pre-existing Cynosure deferred tax assets. The increase in the tax benefit associated with the release of valuation allowances year-over-year is partially offset by additional tax expense being recorded on the operating profits of our domestic and foreign subsidiaries year-over-year.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

Our cash, cash equivalents and marketable securities balance increased by $49.4 million as of December 31, 2015 from December 31, 2014. At December 31, 2015, our cash, cash equivalents and short and long-term marketable securities were $182.8 million. Our cash and cash equivalents of $108.6 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $35.4 million consist of investments in various state and municipal governments, and U.S. government agencies and treasuries, all of which mature by December 1, 2016. Our long-term marketable securities of $38.8 million consist of investments in various state and municipal governments, and U.S. government agencies and treasuries, all of which mature by December 18, 2017.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the year ended December 31, 2015, we purchased $10.8 million of property and equipment. During the year ended December 31, 2014, we purchased $15.8 million of property and equipment, which included $9.3 million for the expansion and improvement of our corporate headquarters. During the years ended December 31, 2015 and 2014, we transferred $6.6 million and $4.1 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the next 12 months will increase compared to the 2015 period.

In October 2013, we announced that our board of directors authorized the repurchase of up to $25 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, our board of directors approved an increase of $10 million to the stock repurchase program. The program terminated on November 15, 2015. During the year ended December 31, 2015, we did not repurchase any shares of our common stock under this program. As of December 31, 2015, we have repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

In February 2016, we announced that our board of directors has authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows

Net cash provided by operating activities was $37.7 million for the year ended December 31, 2015, and resulted primarily from net income of $15.8 million and $26.9 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items decreased cash from operating activities by approximately $4.1 million, primarily related to increases in inventory and prepaid expenses, partially offset by increases in deferred revenue, accounts payable and accrued expenses. Net cash used in investing activities was $29.1 million for the year ended December 31, 2015, which consisted primarily of $63.0 million in purchases of marketable securities and $10.8 million in purchases of property and equipment, partially offset by $44.8 million in proceeds from the sales and maturities of marketable securities. Net cash provided by financing activities during the year ended December 31, 2015 was $24.2 million, primarily related to the proceeds from stock option exercises.

Net cash provided by operating activities was $42.1 million for the year ended December 31, 2014, and resulted primarily from net income of $31.3 million and $24.9 million in depreciation and amortization and stock-based compensation expense offset by $15.8 million in changes in deferred income taxes. Net changes in working capital items decreased cash from operating activities by approximately $0.5 million, primarily related to increases in inventory and accounts receivable, partially offset by increases to accounts payable and accrued expenses. Net cash used in investing activities was $53.7 million for the year ended December 31, 2014, which consisted primarily of $56.9 million in purchases of marketable securities, $15.8 million in additions of fixed assets and $13.2 million in cash paid for the Ellman acquisition, partially offset by $32.4 million in proceeds from the sales and maturities of marketable securities. Net cash used in financing activities during the year ended December 31, 2014 was $7.0 million, primarily related to $15.6 million in repurchases of common stock offset by $8.2 million in proceeds from stock option exercises.

Net cash provided by operating activities was $3.4 million for the year ended December 31, 2013, and resulted primarily from $12.8 million in depreciation and amortization and stock-based compensation expense, offset by $5.3 million in changes in deferred income taxes. Net changes in working capital items decreased cash from operating activities by approximately $4.1 million primarily related to increases in inventory and accounts receivable, offset by increases to accrued expenses. Net cash provided by investing activities was $17.2 million for the year ended December 31, 2013, which consisted primarily of $84.1 million in proceeds from the sales and maturities of marketable securities and $25.2 million in proceeds from the sale of fixed assets, offset by the cash paid for the Palomar acquisition, net of cash received, of $65.0 million. Net cash used in financing activities during the year ended December 31, 2013 was $13.0 million, primarily related to $15.4 million in repurchases of common stock offset by $2.7 million in proceeds from stock option exercises.

Contractual Obligations

Our significant outstanding contractual obligations relate to our capital leases from our facilities leases, including the buildings portion of our U.S. operating facility, and equipment financings. Our leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which we recognize the expense on a straight-line basis. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2015.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$31,456	$2,393	$5,475	$5,250	$18,338
Operating leases	10,239	2,170	3,757	2,064	2,248

Total contractual obligations	$41,695	$4,563	$9,232	$7,314	$20,586

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We defer, until earned, payments that we receive in advance of product delivery or performance of services. When we enter into arrangements with multiple elements, which may include sales of products together with extended warranties, we allocate revenue among the elements based on each element’s relative fair value in accordance with the principles of Accounting Standards Update, or ASU, 2009-13, Revenue Recognition Topic—Multiple Element Arrangements. This allocation requires us to make estimates of fair value for each element.

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

In December 2013, we completed a comprehensive settlement agreement with Tria which ended the patent infringement litigation between Tria and Palomar. Under the agreement, we were entitled to receive $10.0 million plus future royalty payments. We paid approximately $2.0 million of this revenue to MGH under an exclusive license agreement between Palomar and MGH, which was recorded as cost of revenues within our consolidated statements of operations. We recognized $3.0 million, $3.0 million and $4.0 million of this revenue during the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded as royalty revenues within our consolidated statements of operations. We recognized $0.7 million, $0.8 million and $1.0 million in cost of revenues during the years ended December 31, 2015, 2014 and 2013, respectively, related to this revenue.

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

Concentration of Credit Risk

The Financial Accounting Standards Board, or FASB, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, short and long-term marketable securities and accounts receivable. We place cash and cash equivalents and short and long-term marketable securities in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Our accounts receivable balance, net of allowance for doubtful accounts, was $42.0 million as of December 31, 2015, compared to $42.5 million as of December 31, 2014. The allowance for doubtful accounts was $3.2 million as of December 31, 2015, compared to $2.9 million as of December 31, 2014. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectability issues and our historical experience with losses. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $79.8 million as of December 31, 2015, compared to $59.3 million as of December 31, 2014. The increase in inventory relates to increased purchases to meet increased revenue requirements with the inclusion of acquired products and the launch of new products.

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products. Our inventory allowance was $5.9 million as of December 31, 2015, compared to $5.2 million as of December 31, 2014.

Intangible Assets

We capitalize and include in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses acquired in a business combination or asset acquisition. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from five to 23 years. We evaluate the realizability of our definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we estimate the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, we use market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

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

We have adopted ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity evaluates its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

We have concluded that Cynosure, Inc. represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill is not impaired as of December 31, 2015.

Product Warranty Costs and Provisions

We typically provide a one-year system and labor warranty on end-user sales of our aesthetic treatment systems. Distributor sales of our aesthetic treatment systems generally include a warranty on systems only. We estimate and provide for future costs for initial product warranties at the time revenue is recognized. We base product warranty costs on related material costs, technical support labor costs and overhead. We provide for the estimated cost of product warranties by considering historical material, labor and overhead expenses and applying the experience rates to the outstanding warranty period for products sold. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates and warranty costs. If actual product failure rates, material usage, service delivery costs or overhead costs differ from our estimates, we would be required to revise our estimated warranty liability.

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

Capital Lease Obligations

On November 18, 2013, we entered into a Fifth Amendment to the lease dated January 31, 2005, or the Lease, related to our headquarters located at 5 Carlisle Road, Westford, Massachusetts, which we refer to as the Lease Amendment. Pursuant to the Lease Amendment, the term of the Lease was extended to May 2027 (with two five-year extension options) and the leased premises were expanded to include additional space at the current location as well as space in the adjacent building, 3 Carlisle Road, Westford, Massachusetts. Under the terms of the Lease Amendment, the base rent under the Lease was abated for a 21-month period beginning in May 2014 and ending in February 2016, and we will have rights to lease additional space at 3 Carlisle Road.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock options. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. Our expected term of options granted during the year ended December 31, 2015 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with ASC 718 and the Equity Topic, ASC 505.

Income Taxes

We provide for income taxes in accordance with ASC 740. ASC 740 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider several sources of taxable income in making our valuation allowance assessments including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and forecasted future income.

We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. We recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of our foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. At December 31, 2015, management has determined that a portion of our undistributed earnings are not indefinitely reinvested and recorded a $0.3 million deferred tax liability. Changes in facts and circumstances that may impact our indefinite reinvestment assertion include a change in the estimated capital needs of our foreign subsidiaries or changes in our corporate liquidity requirements. Such changes in the future could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 was originally scheduled to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB deferred the effective date for ASC 606. The standard will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have concluded, that if this standard had been adopted as of December 31, 2015, substantial doubt about our ability to continue as a going concern does not exist.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 16, 2015. We are currently evaluating the impact of the provisions of ASU 2015-05.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The guidance will be effective for public business entities for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASU 2015-11.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as net noncurrent assets in our consolidated balance sheets as of December 31, 2015 and 2014. We have summarized in the table below (in thousands) the information that has been retrospectively adjusted in the December 31, 2014 balance sheet included within this Annual Report. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

	December 31, 2014 (as reported)	Adjustments	December 31, 2014 (revised)
Deferred tax asset, current	$17,228	$(17,228)	$—
Deferred tax asset, noncurrent	—	16,636	16,636
Other assets, noncurrent	2,047	(1,055)	992

Total adjustment to assets		$(1,647)

Accrued expenses	$42,426	$(301)	$42,125
Other noncurrent liabilities	8,325	(1,346)	6,979

Total adjustment to liabilities		$(1,647)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments.

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations and U.S. government agencies and treasuries. The securities, other than money market funds and certain U.S. government agencies and treasuries, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by December 18, 2017. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31, 2015	Future Maturities in 2016	Future Maturities in 2017
Investments (at fair value)	$74,173	$35,412	$38,761
Weighted average interest rate	0.49%	0.30%	0.66%

Foreign Currency Exchange. A portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 46% of our total international revenues during the year ended December 31, 2015.

Substantially all of the remaining 54% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency conversion charges as a result of changes in currency exchange rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework). A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cynosure Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cynosure, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cynosure, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 29, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2016 Proxy Statement under the captions “PROPOSAL 1 – ELECTION OF TWO CLASS II CLASSIFIED DIRECTORS” and “EXECUTIVE COMPENSATION” and is incorporated in this Annual Report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2016 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this Annual Report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2016 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this Annual Report by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Copies of our code of conduct are available without charge upon written request directed to Corporate Secretary, Cynosure, Inc., 5 Carlisle Road, Westford, Massachusetts 01886. We have posted a current copy of the code on the “Corporate Governance” section of the “Investors” page of our website, www.cynosure.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing requirements concerning any amendments to, or waivers from, any provision of the code.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2016 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2016 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is incorporated in this Annual Report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2016 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2016 Proxy Statement under the captions “RELATED-PERSON TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2016 Proxy Statement under the caption “PROPOSAL 4—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this Annual Report by reference.

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

Date: February 29, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL R. DAVIN Michael R. Davin	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 29, 2016

/s/ TIMOTHY W. BAKER Timothy W. Baker	President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016

/s/ BRIAN M. BAREFOOT Brian M. Barefoot	Director	February 29, 2016

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	February 29, 2016

/s/ WILLIAM O. FLANNERY William Flannery	Director	February 29, 2016

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	February 29, 2016

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	February 29, 2016

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Cynosure, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 29, 2016

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$108,587	$75,131
Short-term marketable securities	35,412	32,055
Accounts receivable, net of allowance of $3,181 and $2,949 in 2015 and 2014, respectively	42,012	42,524
Inventories	79,768	59,318
Prepaid expenses and other current assets	21,356	9,629

Total current assets	287,135	218,657
Property and equipment, net	39,706	34,256
Long-term marketable securities	38,761	26,189
Goodwill	105,807	105,764
Intangibles, net	44,317	53,583
Deferred tax asset	17,882	16,636
Other assets	1,002	992

Total assets	$534,610	$456,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,885	$20,856
Accrued expenses	45,616	42,125
Deferred revenue	24,803	10,971
Capital lease obligations	741	137

Total current liabilities	105,045	74,089
Capital lease obligations, net of current portion	17,372	16,088
Deferred revenue, net of current portion	903	809
Other noncurrent liabilities	6,888	6,979
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2015 and 2014 Issued—no shares as of December 31, 2015 and 2014	—	—
Class A and Class B common stock, $0.001 par value Authorized—70,000 shares as of December 31, 2015 and 2014
Issued—24,327 Class A shares and no Class B shares at December 31, 2015 Issued—23,253 Class A shares and no Class B shares at December 31, 2014	24	23
Additional paid-in capital	387,161	355,082
Retained earnings	55,781	39,974
Accumulated other comprehensive loss	(5,460)	(3,863)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	404,402	358,112

Total liabilities and stockholders’ equity	$534,610	$456,077

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Product revenues	$276,085	$236,878	$188,271
Parts, accessories, service and royalty revenues	63,377	55,491	37,739

Total revenues	339,462	292,369	226,010
Cost of revenues	145,928	127,131	95,730

Gross profit	193,534	165,238	130,280
Operating expenses:
Sales and marketing	111,506	88,564	65,211
Research and development	22,343	22,033	17,473
Amortization of intangible assets acquired	2,990	2,961	2,114
General and administrative	30,374	30,420	51,309

Total operating expenses	167,213	143,978	136,107

Income (loss) from operations	26,321	21,260	(5,827)
Interest expense, net	(1,683)	(1,446)	(23)
Other (expense) income, net	(1,440)	(1,476)	313

Income (loss) before provision (benefit) for income taxes	23,198	18,338	(5,537)
Provision (benefit) for income taxes	7,391	(13,000)	(3,890)

Net income (loss)	$15,807	$31,338	$(1,647)

Basic net income (loss) per share	$0.71	$1.44	$(0.09)

Diluted net income (loss) per share	$0.70	$1.41	$(0.09)

Basic weighted average common shares outstanding	22,286	21,824	19,325

Diluted weighted average common shares outstanding	22,658	22,195	19,325

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$15,807	$31,338	$(1,647)

Other comprehensive (loss) income components:
Cumulative translation adjustment	(1,558)	(2,318)	77
Unrealized (loss) gain on marketable securities, net of taxes	(39)	(46)	23

Total other comprehensive (loss) income	(1,597)	(2,364)	100

Comprehensive income (loss)	$14,210	$28,974	$(1,547)

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value data)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A and B Treasury Stock		Total Stockholders’ Equity
	Shares	$0.001 Par Value				Shares	Cost
Balance at December 31, 2012	16,402	$17	$190,979	$10,283	$(1,599)	(233)	$(2,173)	$197,507

Stock-based compensation expense	—	—	3,694	—	—	—	—	3,694
Exercise of stock options	203	—	2,721	—	—	—	—	2,721
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	563	—	—	—	—	563
Repurchase of common stock	—	—	—	—	—	(653)	(15,377)	(15,377)
Issuance of common stock associated with acquisition of Palomar	6,028	6	141,353	—	—	—	—	141,359
Equity issuance costs associated with acquisition of Palomar	—	—	(568)	—	—	—	—	(568)
Net loss	—	—	—	(1,647)	—	—	—	(1,647)
Cumulative translation adjustment	—	—	—	—	77	—	—	77
Unrealized gain on marketable securities, net of taxes	—	—	—	—	23	—	—	23

Balance at December 31, 2013	22,633	$23	$338,742	$8,636	$(1,499)	(886)	$(17,550)	$328,352

Stock-based compensation expense	—	—	7,114	—	—	—	—	7,114
Exercise of stock options and vesting of restricted stock units	620	—	8,153	—	—	—	—	8,153
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	1,073	—	—	—	—	1,073
Repurchase of common stock	—	—	—	—	—	(742)	(15,554)	(15,554)
Net income	—	—	—	31,338	—	—	—	31,338
Cumulative translation adjustment	—	—	—	—	(2,318)	—	—	(2,318)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(46)	—	—	(46)

Balance at December 31, 2014	23,253	$23	$355,082	$39,974	$(3,863)	(1,628)	$(33,104)	$358,112

Stock-based compensation expense	—	—	7,652	—	—	—	—	7,652
Exercise of stock options and vesting of restricted stock units	1,074	1	20,162	—	—	—	—	20,163
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	4,265	—	—	—	—	4,265
Net income	—	—	—	15,807	—	—	—	15,807
Cumulative translation adjustment	—	—	—	—	(1,558)	—	—	(1,558)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(39)	—	—	(39)

Balance at December 31, 2015	24,327	$24	$387,161	$55,781	$(5,460)	(1,628)	$(33,104)	$404,402

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$15,807	$31,338	$(1,647)
Reconciliation of net income (loss) to net cash from operating activities:
Depreciation and amortization	19,291	17,546	9,103
Impairment loss on assets held for sale	—	—	607
Stock-based compensation	7,646	7,113	3,688
Loss on disposal of fixed assets	60	217	100
Noncash interest expense on capital lease obligations	1,727	1,495	—
Noncash interest expense on license transfer agreement	197	67	—
Deferred income taxes	(885)	(15,786)	(5,284)
Net accretion of marketable securities	2,266	1,675	1,448
Tax benefit from stock option exercises	(4,265)	(1,073)	(565)
Changes in operating assets and liabilities, excluding effect of business combinations:
Accounts receivable	(752)	(4,864)	(9,132)
Inventories	(27,410)	(8,257)	(5,591)
Net book value of demonstration inventory sold	845	963	604
Prepaid expenses and other current assets	(7,927)	1,183	540
Accounts payable	13,136	5,714	(2,352)
Accrued expenses	3,963	3,331	11,145
Deferred revenue	14,145	1,402	816
Other noncurrent liabilities	(119)	42	(102)

Net cash from operating activities	37,725	42,106	3,378
Investing activities:
Purchases of property and equipment	(10,792)	(15,819)	(3,457)
Proceeds from the sale of property and equipment	5	41	25,206
Proceeds from the sales and maturities of marketable securities	44,763	32,400	84,054
Purchases of marketable securities	(63,033)	(56,948)	(23,088)
Cash paid for acquisitions, net of cash received	—	(13,235)	(64,978)
Increase in other assets	(61)	(117)	(519)

Net cash (used in) provided by investing activities	(29,118)	(53,678)	17,218
Financing activities:
Excess tax benefit on options exercised	4,265	1,073	565
Repurchases of common stock	—	(15,554)	(15,377)
Proceeds from stock option exercises	20,163	8,153	2,721
Acquisition-related equity issuance costs	—	—	(568)
Payments on capital lease obligation	(213)	(688)	(320)

Net cash provided by (used in) financing activities	24,215	(7,016)	(12,979)
Effect of exchange rate changes on cash and cash equivalents	634	64	(19)

Net increase (decrease) in cash and cash equivalents	33,456	(18,524)	7,598
Cash and cash equivalents, beginning of year	75,131	93,655	86,057

Cash and cash equivalents, end of year	$108,587	$75,131	$93,655

Supplemental cash flow information:
Cash paid for interest	$19	$19	$25

Cash paid for income taxes	$3,670	$2,899	$1,030

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$6,586	$4,135	$6,190

Assets acquired under capital lease	$357	$239	$14,828

Fair value of shares issued in acquisition	$—	$—	$141,359

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cynosure, Inc. (“Cynosure” or “the Company”) develops, manufactures and markets aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve gynecologic health. Cynosure also markets radiofrequency (“RF”) energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. Cynosure sells its products through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through international distributors in approximately 120 other countries. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Components particularly subject to estimation include the allowance for doubtful accounts, inventory reserves, reserve for sales returns, intangible assets, impairment analysis of goodwill and intangibles, deferred tax assets, liabilities and valuation allowances, fair value of stock options and investments and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly owned subsidiaries: Cynosure Securities Corporation, Palomar Medical Products, LLC, Cynosure Mexico, S de R.L. de C.V., Cynosure Langen GmbH, Cynosure Hamburg GmbH, S.A.R.L. Cynosure France, Cynosure Maroc SARL, Cynosure UK LTD, Cynosure Spain S.L., Cynosure B.V., Cynosure K.K, Suzhou Cynosure Medical Devices Company Ltd., Cynosure Korea Limited and Cynosure Pty Ltd. All intercompany balances and transactions have been eliminated.

Reclassification

In November 2015, Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. As a result, Cynosure has presented all deferred tax assets and liabilities as net noncurrent assets in its consolidated balance sheets as of December 31, 2015 and 2014. There was no impact on Cynosure’s results of operations as a result of the adoption of ASU 2015-17.

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

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, short and long-term marketable securities, accounts receivable and capital leases. The rate implicit within Cynosure’s capital lease obligations approximates market interest rates. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, which are carried at fair value, approximates their carrying value at December 31, 2015 and 2014.

ASC 820, Fair Value Measurement Topic, applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.

Concentration of Credit Risk

Financial instruments that subject Cynosure to credit risk consist primarily of cash and cash equivalents, short and long-term marketable securities and accounts receivable. Cynosure places cash and cash equivalents and short and long-term marketable securities in established financial institutions. Cynosure has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Cynosure’s accounts receivable balance, net of allowance for doubtful accounts, was $42.0 million as of December 31, 2015, compared to $42.5 million as of December 31, 2014. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $3.2 million and $2.9 million, respectively. Cynosure maintains an allowance for doubtful accounts based upon the aging of its receivable balances, known collectability issues and Cynosure’s historical experience with losses. Cynosure works to mitigate bad debt exposure through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Losses from bad debt have historically been within management’s estimates. Cynosure’s revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales that the Company considers to be at risk.

No customer accounted for 10% or greater of revenue during 2015, 2014 or 2013. No customer accounted for 10% or greater of accounts receivable as of December 31, 2015 or 2014. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2015	2014	2013
	(In thousands)
Balance at beginning of year	$2,949	$1,803	$2,043
Additions	2,599	2,373	1,058
Deductions	(2,367)	(1,227)	(1,298)

Balance at end of year	$3,181	$2,949	$1,803

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2015	2014
	(In thousands)
Raw materials	$22,569	$16,875
Work in process	3,317	3,526
Finished goods	53,882	38,917

	$79,768	$59,318

Included in finished goods are lasers used for demonstration purposes. Cynosure’s policy is to include demonstration lasers as inventory for a period of up to one year after being used by the sales force at which time the demonstration lasers are either sold or transferred to fixed assets at the lower of cost or market and depreciated over their estimated remaining useful life of three years. Similar to any other finished goods in inventory, Cynosure accounts for such demonstration inventory in accordance with the policy for excess and obsolescence review of Cynosure’s entire inventory.

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

Intangible Assets

Cynosure capitalizes and includes in intangible assets the costs of developed technology and patents, customer relationships, trade names and business licenses acquired in a business combination or asset acquisition. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. Cynosure amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from five to 23 years. Cynosure evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, Cynosure estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, Cynosure uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, Cynosure will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

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

Cynosure has adopted Accounting Standards Update (“ASU”) 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity evaluates its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Cynosure has one reporting unit for goodwill impairment testing and has performed a qualitative assessment on that reporting unit. As a result of this assessment, the Company determined that goodwill is not impaired as of December 31, 2015 and 2014.

Revenue Recognition and Deferred Revenue

Cynosure generates revenue from the sale of non-invasive and minimally invasive laser and light-based aesthetic treatment applications, as well as RF energy based surgical and aesthetic applications. Cynosure offers service and warranty contracts in connection with these sales.

Cynosure recognizes revenue from sales of aesthetic treatment systems and parts and accessories in accordance with the Revenue Recognition Topic ASC 605-10-S99. Cynosure recognizes revenue from sales of its treatment systems and parts and accessories upon shipment, provided there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. Revenues from the sales of service and warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided. Payments received by Cynosure in advance of product delivery or performance of services are deferred until earned.

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

In December 2013, Cynosure completed a comprehensive settlement agreement with Tria Beauty, Inc. (“Tria”), which ended the patent infringement litigation between Tria and Palomar Medical Technologies, Inc. (“Palomar”). Under the agreement, Cynosure was entitled to receive $10.0 million plus future royalty payments. Cynosure paid approximately $2.0 million of this revenue to Massachusetts General Hospital (“MGH”) under an exclusive license agreement between Palomar and MGH, which was recorded as cost of revenues within its consolidated statements of operations. Cynosure recognized $3.0 million, $3.0 million and $4.0 million of this revenue during the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded as royalty revenues within its consolidated statements of operations. Cynosure recognized $0.7 million, $0.8 million and $1.0 million in cost of revenues during the years ended December 31, 2015, 2014 and 2013, respectively, related to this revenue.

Multiple-element arrangements are evaluated in accordance with the principles of ASU 2009-13, Revenue Recognition Topic—Multiple Element Arrangements. Cynosure allocates revenue among the elements based upon their vendor specific objective evidence of fair value (“VSOE”). If VSOE does not exist, Cynosure may use third party evidence of fair value (“TPE”) to determine the relative selling price of each element. If neither VSOE nor TPE exists, Cynosure may use management’s best estimate of the sales price of each element to determine the relative selling price. Extended warranties, training and service are based on established price lists and separate stand-alone sales of these elements. In a multiple element arrangement, revenue is deferred for extended warranties and recognized ratably over the warranty period, which is generally one year.

In accordance with the provisions of ASC 605-45, Revenue Recognitions Topic—Principal Agent Considerations, Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $1.4 million, $1.0 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Shipping and handling costs included as a component of cost of revenue totaled $1.7 million, $1.1 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Product Warranty Costs

Cynosure typically provides a one-year system and labor warranty on end-user sales of lasers. Distributor sales of lasers generally include a one-year warranty on systems only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition and recorded as cost of revenues within Cynosure’s consolidated statement of operations. The following table sets forth activity in the accrued warranty account, which is a component of accrued expenses in the consolidated balance sheets:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$8,118	$6,651	$3,415
Warranty provision related to new sales	13,754	15,104	9,114
Warranty provision assumed from acquisitions	—	—	1,422
Costs incurred	(13,031)	(13,637)	(7,300)

Balance at end of year	$8,841	$8,118	$6,651

Research and Development

Research and development costs consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of Cynosure’s products and from time to time expenses associated with collaborative research agreements that the Company may enter into. These costs are expensed as incurred.

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $1.0 million, $1.2 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency remeasurement (losses) gains of approximately $(1.8 million), $(1.6 million) and $0.3 million during 2015, 2014 and 2013, respectively, which are included in other (expense) income, net, in the consolidated statements of operations.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the year ended December 31, 2015 were as follows (in thousands):

	Unrealized Loss on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance—December 31, 2014	$(10)	$(3,853)	$(3,863)
Current period other comprehensive loss	(39)	(1,558)	(1,597)

Balance—December 31, 2015	$(49)	$(5,411)	$(5,460)

Stock-Based Compensation

Cynosure follows the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized in the statements of operations based on their fair values at the date of grant. Cynosure expenses the fair value of share-based payments over the service period. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Cynosure reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the share-based payments that are vesting. Cynosure recorded stock-based compensation expense of $7.6 million, $7.1 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, Cynosure had $29,000 and $23,000, respectively, of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of revenues	$344	$292	$174
Sales and marketing	2,059	1,934	1,090
Research and development	1,167	1,007	594
General and administrative	4,076	3,880	1,830

Total stock-based compensation expense	$7,646	$7,113	$3,688

As of December 31, 2015, there was $11.9 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted average period of 1.7 years. Cash received from option exercises was $20.2 million, $8.2 million and $2.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Cynosure granted 455,999, 854,180 and 617,510 stock options during the years ended December 31, 2015, 2014 and 2013, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the years ended December 31, 2015, 2014 and 2013 was $12.42, $10.50 and $10.25, respectively, using the following assumptions:

Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.39% - 1.75%	1.41% - 1.80%	0.33% - 1.49%
Expected dividend yield	—	—	—
Expected term	4.8 years	4.6 years	2 years - 4.8 years
Expected volatility	41% - 43%	43% - 44%	44% - 56%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility for the 2015, 2014 and 2013 periods. Cynosure’s expected term of options granted during the years ended December 31, 2015, 2014 and 2013 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure granted 86,618 and 44,840 RSUs during the years ended December 31, 2015 and 2014, respectively, to employees which vest annually over a three-year period. Cynosure has been increasingly using RSUs as an equity incentive award for employees. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the three-year period.

Cynosure granted 16,685 and 43,500 RSUs during the years ended December 31, 2015 and 2014, respectively, to non-employee directors which vest quarterly over a one-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the one-year period.

Interest Expense, net

Interest expense consists primarily of interest charges on the capital lease of Cynosure’s U.S. operating facility, license transfer agreement acquired from Ellman International, Inc. (“Ellman”) and interest earned on Cynosure’s short and long-term marketable securities consisting of state and municipal bonds, and U.S. government agencies and treasuries. Cynosure expects interest expense to remain consistent in 2016 as compared to 2015.

Income Taxes

Cynosure provides for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). ASC 740 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cynosure considers several sources of taxable income in making its valuation allowance assessments including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and forecasted future income.

Cynosure evaluates at the end of each reporting period whether some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested. Cynosure recognizes deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. Cynosure’s position is based upon several factors including the Company’s evaluation of its and its subsidiaries’ financial requirements, the short term and long term operational and fiscal objectives of the Company, and the tax consequences associated with the repatriation of earnings.

Cynosure accounts for uncertain tax positions following the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net Income (Loss) per Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and RSUs based on the treasury stock method. For the years ended December 31, 2015, 2014 and 2013, there were no outstanding Class B shares, and Cynosure may not issue Class B shares in the future.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$15,807	$31,338	$(1,647)

Basic weighted average common shares outstanding	22,286	21,824	19,325
Weighted average common stock equivalents	372	371	—

Diluted weighted average common shares outstanding	22,658	22,195	19,325

Basic net income (loss) per share	$0.71	$1.44	$(0.09)

Diluted net income (loss) per share	$0.70	$1.41	$(0.09)

For the years ended December 31, 2015 and 2014, approximately 0.7 million shares and 0.5 million shares, respectively, of Cynosure’s Class A common stock issuable pursuant to options and RSUs were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 was originally scheduled to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB deferred the effective date for ASC 606. The standard will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Cynosure is currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Cynosure has concluded, that if this standard had been adopted as of December 31, 2015, substantial doubt about its ability to continue as a going concern does not exist.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 16, 2015. Cynosure is currently evaluating the impact of the provisions of ASU 2015-05.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The guidance will be effective for public business entities for fiscal years beginning after December 15, 2016. Cynosure is currently evaluating the impact of the provisions of ASU 2015-11.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Cynosure has elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, Cynosure has presented all deferred tax assets and liabilities as net noncurrent assets in its consolidated balance sheets as of December 31, 2015 and 2014. Cynosure has summarized in the table below (in thousands) the information that has been retrospectively adjusted in the December 31, 2014 balance sheet included within this Annual Report. There was no impact on Cynosure’s results of operations as a result of the adoption of ASU 2015-17.

	December 31, 2014 (as reported)	Adjustments	December 31, 2014 (revised)
Deferred tax asset, current	$17,228	$(17,228)	$—
Deferred tax asset, noncurrent	—	16,636	16,636
Other assets, noncurrent	2,047	(1,055)	992

Total adjustment to assets		$(1,647)

Accrued expenses	$42,426	$(301)	$42,125
Other noncurrent liabilities	8,325	(1,346)	6,979

Total adjustment to liabilities		$(1,647)

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,785	$—	$—	$5,785
State and municipal bonds	—	59,786	—	59,786
Treasuries and government agencies	—	14,387	—	14,387

Total	$5,785	$74,173	$—	$79,958

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$1,753	$—	$—	$1,753
State and municipal bonds	—	47,744	—	47,744
Treasuries and government agencies	—	8,486	—	8,486
Corporate obligations and commercial paper	—	2,001	—	2,001
Equity securities	13	—	—	13

Total	$1,766	$58,231	$—	$59,997

(1)	Included in cash and cash equivalents at December 31, 2015 and 2014.

4. Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2015 consisted of approximately $74.2 million in investments in debt securities consisting of state and municipal bonds, and treasuries and government agencies. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. As of December 31, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$33,914	$33,923	$—	$(9)
Treasuries and government agencies	1,498	1,500	—	(2)

Total short-term marketable securities	$35,412	$35,423	$—	$(11)

Long-term marketable securities:
State and municipal bonds	$25,872	$25,916	$1	$(45)
Treasuries and government agencies	12,889	12,914	—	(25)

Total long-term marketable securities	$38,761	$38,830	$1	$(70)

Total available-for-sale securities	$74,173	$74,253	$1	$(81)

Total marketable securities	$74,173

As of December 31, 2014, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$26,041	$26,033	$8	$—
Treasuries and government agencies	4,000	4,000	—	—
Corporate obligations and commercial paper	2,001	2,001	—	—
Equity securities	13	18	—	(5)

Total short-term marketable securities	$32,055	$32,052	$8	$(5)

Long-term marketable securities:
State and municipal bonds	$21,703	$21,721	$2	$(20)
Corporate obligations and commercial paper	4,486	4,500	—	(14)

Total long-term marketable securities	$26,189	$26,221	$2	$(34)

Total available-for-sale securities	$58,244	$58,273	$10	$(39)

Total marketable securities	$58,244

As of December 31, 2015, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$59,786	$33,914	$25,872	$—
Treasuries and government agencies	14,387	1,498	12,889	—

Total available-for-sale debt securities	$74,173	$35,412	$38,761	$—

5. Acquisition

Ellman International, Inc.

On September 5, 2014, Cynosure acquired substantially all of the assets of Ellman for $13.2 million in cash. In addition, Cynosure assumed current liabilities associated with normal working capital and certain contractual liabilities. The purchase price was based primarily on the net working capital on the date of purchase plus an amount to retire all of Ellman’s long term debt on the date of sale. Cynosure also assumed a license transfer agreement as part of the purchase valued at $4.2 million. The acquisition complements Cynosure’s aesthetic treatment platform with radiofrequency energy sources and accessory products. The acquisition of substantially all of the assets of Ellman was considered a business acquisition for accounting purposes.

Cynosure has assessed the fair value of the assets acquired and liabilities assumed. Pro forma financial information was filed with the Securities and Exchange Commission within the applicable time period. Cynosure has allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of September 5, 2014. During the third quarter of 2015, Cynosure completed its purchase accounting estimates of the assets acquired and liabilities assumed in connection with the acquisition of the assets of Ellman, and as a result, increased goodwill from $6.6 million at December 31, 2014 to $6.7 million at December 31, 2015, with the offsetting decrease to inventory.

The following table summarizes the estimated fair value as of September 5, 2014 of the net assets acquired (in thousands):

Purchase price:
Cash paid	$13,235

Total	$13,235

Assets (liabilities) acquired:
Accounts receivable	$2,144
Inventory	3,542
Prepaid expenses and other assets	488
Property and equipment	612
Intangible assets	6,800
Goodwill	6,741
Accounts payable	(9)
Accrued expenses	(2,469)
Deferred revenue	(454)
Other noncurrent liability	(4,160)

Total	$13,235

6. Goodwill and Other Intangible Assets

Changes to goodwill during the year ended December 31, 2015 were as follows (in thousands):

Balance—December 31, 2014	$105,764
Ellman acquisition – adjustments during measurement period	143
Translation adjustment	(100)

Balance—December 31, 2015	$105,807

Other intangible assets consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
December 31, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(42)	—	—	(42)
Accumulated amortization	(14,055)	(232)	(7,799)	(2,518)	(122)	(24,726)

Balance, December 31, 2015	$15,185	$152	$11,877	$15,872	$1,231	$44,317

December 31, 2014
Cost	$29,240	$384	$19,718	$18,390	$1,338	$69,070
Translation adjustment	—	34	2	—	2	38
Accumulated amortization	(7,840)	(252)	(5,818)	(1,607)	(8)	(15,525)

Balance, December 31, 2014	$21,400	$166	$13,902	$16,783	$1,332	$53,583

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $9.2 million, $8.6 million and $3.1 million, respectively. Cynosure has approximately $56,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of December 31, 2015, amortization expense on existing definite-lived intangible assets for the next five years and beyond is as follows (table in thousands):

2016	$8,612
2017	6,623
2018	5,107
2019	3,372
2020	2,923
2021 and thereafter	17,624

Total	$44,261

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$202,485	$148,803	$111,179
Europe	40,942	50,513	39,529
Asia/Pacific	70,233	64,651	52,574
Other	25,802	28,402	22,728

	$339,462	$292,369	$226,010

Total assets by geographic area are as follows:

	December 31,
	2015	2014
	(In thousands)
United States	$497,007	$419,167
Europe	22,204	23,161
Asia/Pacific	21,139	18,956
Eliminations	(5,740)	(5,207)

	$534,610	$456,077

Long-lived assets (property and equipment only) by geographic area are as follows:

	December 31,
	2015	2014
	(In thousands)
United States	$35,185	$30,912
Europe	1,641	1,656
Asia/Pacific	2,880	1,688

	$39,706	$34,256

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, assets or long-lived assets for any period presented.

8. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2015 Cost	2014 Cost
	(In thousands)
Equipment	3-5	$11,216	$9,834
Furniture and fixtures	3-5	2,470	3,008
Computer equipment and software	3	4,902	5,095
Leased equipment	3-4	1,324	1,625
Leased buildings	14	13,327	13,327
Leasehold improvements	5	13,106	12,611
Demonstration equipment	3	22,572	20,246
Construction in-progress		4,163	42

		73,080	65,788
Less: Accumulated depreciation and amortization		(33,374)	(31,532)

		$39,706	$34,256

Depreciation expense relating to property and equipment was $10.1 million, $8.9 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the cost of assets recorded under capitalized leases was approximately $14.7 million and $15.0 million, respectively, and the related accumulated amortization was approximately $2.9 million and $2.4 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2015	2014
	(In thousands)
Accrued payroll and payroll taxes	$7,296	$7,329
Accrued employee benefits	2,241	1,688
Accrued warranty costs	8,841	8,118
Accrued commissions	8,251	6,457
Accrued income, value-added and sales taxes	7,562	5,491
Accrued royalties	1,346	3,937
Accrued other	10,079	9,105

	$45,616	$42,125

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at December 31:

	2015	2014
	(In thousands)
Noncurrent deferred rent	$451	$181
Noncurrent tenant improvement allowances	2,432	2,743
License transfer agreement(1)	4,005	4,055

	$6,888	$6,979

(1)	On July 31, 2014, prior to Cynosure’s acquisition of Ellman, Ellman agreed to a binding license settlement with its previous owners. Ellman agreed to pay a future fixed payment commitment of $0.3 million in January 2015 and 2016 and $0.4 million each year from December 31, 2016 to December 31, 2028. Cynosure assumed this commitment, which is referred to as a license transfer agreement, as part of its purchase of substantially all of the assets of Ellman. The license transfer agreement was valued at $4.2 million as of the September 5, 2014 acquisition date using an interest rate of 4.75%. The current portion of $0.1 million is included within accrued expenses and the remainder of $4.0 million is classified as a component of other noncurrent liabilities within Cynosure’s December 31, 2015 consolidated balance sheet.

9. Stockholders’ Equity

Common Stock Authorized

Cynosure has a dual-class capital structure consisting of $0.001 par value Class A common stock and Class B common stock. Cynosure has authorized 61,500,000 shares of $0.001 par value Class A common stock and 8,500,000 shares of $0.001 par value Class B common stock.

As of December 31, 2015, there were 24,326,652 shares of Class A common stock and no shares of Class B common stock issued.

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

Preferred Stock

Cynosure has authorized 5,000,000 shares of $0.001 par value preferred stock. The Company’s board of directors has full authority to issue this stock and to fix the voting powers, preference rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

Treasury Stock

In October 2013, Cynosure announced that its board of directors authorized the repurchase of up to $25 million of its Class A common stock, from time to time, on the open market or in privately negotiated transactions under a stock repurchase program. On April 30, 2014, Cynosure’s board of directors approved an increase of $10 million to the stock repurchase program. The program terminated on November 15, 2015. During the year ended December 31, 2015, Cynosure did not repurchase any shares under this program. As of December 31, 2015, Cynosure has repurchased an aggregate of 1,395,480 shares under this program at an aggregate cost of $30.9 million.

In February 2016, Cynosure announced that its board of directors has authorized the repurchase of up to $35 million of its Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018.

10. Stock-Based Compensation

2004 Stock Option Plan

In October 2004, the Company’s board of directors adopted and the stockholders approved the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provided for the grant of incentive stock options (“ISOs”), as well as nonstatutory options. The board of directors administers the 2004 Plan and had sole discretion to grant options to purchase shares of Cynosure’s common stock.

The board of directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the board of directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. Options granted under the 2004 Plan vested either (i) over a 48-month period at the rate of 25% after the first year and 6.25% each quarter thereafter until fully vested or (ii) over a vesting period determined by the board of directors. As of December 31, 2015, there were no shares available for future grant under the 2004 Plan.

2005 Stock Incentive Plan

In August 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by Cynosure’s stockholders in December 2005. The 2005 Plan provides for the grant of ISOs, as well as nonstatutory options and RSUs. The board of directors administers the 2005 Plan and has sole discretion to grant options to purchase shares of Cynosure’s common stock and RSUs.

The board of directors determines the term of each option and RSU, option price, number of shares for which each option and RSU is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the board of directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options and RSUs is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. At December 31, 2015 the number of shares of Class A common stock reserved for issuance under the 2005 Plan is 5,588,369 shares. Options granted under the 2005 Plan vest either (i) over a 36-month period at the rate of 8.33% each quarter until fully vested or (ii) over a vesting period determined by the board of directors. RSUs granted to employees under the 2005 Plan vest over a 36-month period at the rate of 33% each year until fully vested, and RSUs granted to non-employee directors under the 2005 Plan vest over a 12-month period at the rate of 25% each quarter until fully vested. As of December 31, 2015, there were 914,089 shares available for future grant under the 2005 Plan.

Stock Options

Stock option activity under the 2004 Plan and the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	1,704,455	$4.50 - $36.94	$20.62		$12,417
Unvested	784,033	11.76 - 31.22	27.09		1,296

Outstanding, December 31, 2014	2,488,488	$4.50 - $36.94	$22.66	6.78 years	$13,713
Granted	455,999	30.51 - 41.24	32.47		5,565
Exercised	(1,039,759)	4.50 - 37.33	19.39		16,983
Forfeited	(57,486)	4.50 - 37.33	25.43		1,106

Outstanding, December 31, 2015	1,847,242	$6.78 - $41.24	$26.83	7.33 years	$32,950

Vested	1,157,284	6.78 - 41.24	24.84	6.51 years	22,950
Unvested	689,958	18.94 - 41.24	30.18	8.69 years	10,000

Vested or expected to vest, December 31, 2015	1,812,974	$6.78 - $41.24	$26.77	7.30 years	$32,454

Exercisable, December 31, 2015	1,157,284	$6.78 - $41.24	$24.84	6.51 years	$22,950

Restricted Stock Units

RSU activity under the 2005 Plan is as follows:

	Number of RSUs	Grant Date Fair Value Range	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	—	$—	$—		$—
Unvested	55,383	21.11 - 29.40	26.14		1,518

Outstanding, December 31, 2014	55,383	$21.11 - 29.40	$26.14	9.22 years	$1,518
Granted	103,303	30.51 - 35.37	31.30		4,615
Exercised	(33,828)	21.11 - 35.37	25.55		1,143
Forfeited	(231)	30.51 - 30.51	30.51		10

Outstanding, December 31, 2015	124,627	$30.51 - 35.37	$30.60	8.90 years	$5,567

Vested	—	—	—	—	—
Unvested	124,627	30.51 - 35.37	30.60	8.90 years	5,567

Vested or expected to vest, December 31, 2015	122,713	$29.40 - 35.37	$30.59	8.91 years	$5,482

Exercisable, December 31, 2015	—	$—	$—	—	$—

The following table summarizes the RSU grant and unrecognized compensation expense as of December 31, 2015. RSUs granted to employees vest annually over a three-year period; Cynosure recognizes the related compensation expense on a straight-line basis over the three-year period. RSUs granted to non-employee directors vest quarterly over a one-year period; Cynosure recognizes the related compensation expense on a straight-line basis over the one-year period.

	Number of RSUs Granted	Unrecognized Stock-based Compensation at December 31, 2015 (in thousands)	Weighted Average Period for Recognition of Unrecognized Compensation
As of December 31, 2015	191,643	$3,810	1.9 years

11. Income Taxes

Income (loss) before income tax provision (benefit) consists of the following:

	2015	2014	2013
	(In thousands)
Domestic	$20,667	$15,424	$(8,633)
Foreign	2,531	2,914	3,096

Total	$23,198	$18,338	$(5,537)

The provision (benefit) for income taxes consists of:

	2015	2014	2013
	(In thousands)
Current:
Federal	$6,133	$734	$732
State	1,404	577	214
Foreign	920	1,306	890

Total current	8,457	2,617	1,836
Deferred:
Federal	701	(13,032)	(5,406)
State	(1,234)	(1,398)	(304)
Foreign	(533)	(1,187)	(16)

Total deferred	(1,066)	(15,617)	(5,726)

	$7,391	$(13,000)	$(3,890)

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2015	2014	2013
Income tax provision at federal statutory rate:	35.0%	35.0%	35.0%
(Decrease) increase in tax resulting from -
State taxes, net of federal benefit	0.2	0.8	(3.1)
Nondeductible expenses	4.2	7.2	(11.9)
Tax-exempt interest income	—	(0.2)	0.5
Effect of foreign taxes	(1.4)	(0.6)	2.7
Stock-based compensation	0.1	0.1	(0.1)
Research and development credit	(2.4)	(2.7)	25.8
Change in uncertain tax positions	—	(0.3)	4.8
Change in valuation allowance	(3.0)	(108.8)	162.0
Change in control payments	—	1.6	(128.8)
Unremitted earnings	1.4	—	—
Domestic manufacturing deduction	(2.0)	—	—
Transaction costs	—	—	(13.6)
Other	(0.2)	(3.0)	(3.1)

Effective income tax rate	31.9%	(70.9)%	70.2%

In 2015, Cynosure recorded an income tax provision of $7.4 million, representing an effective tax rate of 31.9%. The effective tax rate, in comparison to the U.S. statutory rate of 35%, is favorably impacted by the jurisdictional mix of worldwide earnings, the domestic manufacturing deduction, federal research credits and the release of a valuation allowance against certain foreign deferred tax assets. The effective tax rate is unfavorably impacted by non-deductible expenses and the deferred tax liability provided on unremitted foreign earnings that are not considered indefinitely reinvested. The Company continues to be profitable in most of their foreign jurisdictions and as a result, the foreign earnings of certain jurisdictions have exceeded their working capital needs. The Company has recorded a $0.3 million tax provision for the portion of foreign earnings that are not considered indefinitely reinvested. In addition, the Company recorded a tax benefit of $0.7 million for the release of a valuation allowance previously maintained against the net deferred tax assets of Palomar Japan K.K. and Palomar Germany.

Significant components of Cynosure’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$9,002	$7,917
Domestic net operating loss & tax credit carry-forwards	12,500	15,873
Foreign net operating loss carry-forwards	1,851	2,011
Stock-based compensation	5,561	6,829
Capital leases	6,694	5,955
Other deferred tax assets	3,105	2,368

Gross deferred tax assets	$38,713	$40,953
Valuation allowance	(251)	(977)

Total deferred tax assets (after valuation allowance)	$38,462	$39,976
Long-term deferred tax liabilities:
Intangible assets	$(12,733)	$(15,358)
Fixed assets	(6,782)	(7,135)
Other deferred tax liabilities	(1,097)	(847)

Total long-term deferred tax liabilities	$(20,612)	$(23,340)

Net deferred tax assets	$17,850	$16,636

Cynosure’s valuation allowance decreased by $0.7 million during 2015, which is primarily attributable to the release of a valuation allowance previously maintained against the net deferred tax assets of Palomar Japan K.K. and Palomar Germany. The Company has considered several sources of taxable income in making its valuation allowance assessment including taxable income in carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted future income. As of December 31, 2015, a full valuation allowance is maintained on the net deferred tax assets of its subsidiary in Mexico.

At December 31, 2015, Cynosure has domestic federal net operating loss carryforwards of approximately $18.7 million, federal tax credit carryforwards of $5.6 million and state tax credit carryforwards of $3.0 million that are available to reduce future taxable income. Utilization of the net operating losses and tax credits acquired as a result of the Palomar acquisition are subject to an annual limitation due to the ownership change limitations set forth under Internal Revenue Code Sections 381, 382 and 383. At December 31, 2015, none of the federal net operating loss carryforwards, $0.7 million of the federal tax credit carryforwards and $0.1 million of the state tax credit carryforwards relate to excess stock based compensation tax benefits for which the benefit will be recorded to additional paid-in capital when recognized. The federal net operating losses begin to expire in 2024. The federal and state tax credits begin to expire in 2018 and 2017, respectively.

At December 31, 2015, Cynosure has foreign net operating losses of approximately $6.2 million in Germany, Mexico, Japan, France, Morocco and Spain that are available to reduce future income. Foreign net operating losses in Germany and France do not expire. Mexican, Moroccan and Japanese net operating losses will begin to expire in 2019. Spanish net operating losses will begin to expire in 2029.

As of December 31, 2015, the Company has provided U.S. income taxes and foreign withholding taxes on approximately $2.7 million of unremitted earnings which are not indefinitely invested. The Company has not provided U.S. income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $15.9 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as Cynosure’s subsidiaries continue to expand their operations, to service existing obligations and to fund future foreign acquisitions. Due to the complexities of the U.S. tax law, including the effect of the U.S. foreign tax credits, it is not practicable to estimate the amount of income taxes payable on the unremitted earnings that are considered indefinitely reinvested.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$810	$1,701	$586
Increases for tax positions taken during current period	—	—	76
Increases for acquired tax positions taken in prior periods	—	—	1,625
Decreases for acquired tax positions within measurement window	—	(815)	—
Decreases for tax positions taken in prior periods	—	(76)	(398)
Decreases for lapse in statutes	—	—	(188)

Balance at end of year	$810	$810	$1,701

At December 31, 2015 and December 31, 2014, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. At December 31, 2013, Cynosure had gross tax-effected unrecognized tax benefits of $1.7 million of which $0.1 million, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2015 and 2014 in the statements of operations and balance sheet was immaterial. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal tax examinations for years prior to 2012. With few exceptions, Cynosure is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2011. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2011.

12. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The 401(k) plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

13. Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under noncancelable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $2.1 million, $3.2 million and $2.4 million, respectively. The 2014 period rent expense includes rent expense on the former Palomar Medical Technologies, Inc. headquarters, which Cynosure occupied through July 2014.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows (in thousands):

	Operating Leases	Capital Leases
2016	$2,170	$2,393
2017	1,987	2,790
2018	1,770	2,685
2019	1,470	2,630
2020	594	2,620
Thereafter	2,248	18,338

Total minimum lease payments	$10,239	$31,456

Less amount representing interest		(13,343)

Present value of obligations under capital leases		$18,113
Current portion of capital lease obligations		741

Capital lease obligations, net of current portion		$17,372

Purchase Commitments

Cynosure has entered into two distribution agreements with a contract manufacturer that expire in October 2019 and November 2021. Each agreement automatically renews for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. The distribution agreements have annual minimum purchase obligations and may be terminated by the contract manufacturer if Cynosure does not meet the annual minimum purchase obligations. The future annual minimum purchase obligations can be reduced if Cynosure exceeds the purchase limits in a given year as stated in the distribution agreement.

Contingencies

Cynosure continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated. In accordance with the FASB’s guidance on accounting for contingencies, Cynosure accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, Cynosure accrues the minimum amount of the range. In cases where Cynosure believes that a reasonably possible loss exists, Cynosure discloses the facts and circumstances of the litigation, including an estimable range, if possible. In management’s opinion, Cynosure is not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on Cynosure’s financial statements. Cynosure believes that contingent losses associated with any current litigation were remote as of December 31, 2015 and at the time of the filing, and as such, Cynosure has not recorded or disclosed any material loss contingencies.

14. Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statements of operations data for the eight quarters ended December 31, 2015. This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(In thousands, except per share data)
Revenues	$74,912	$83,694	$78,414	$102,442
Gross profit	$42,773	$47,356	$44,405	$59,000
Income from operations	$2,053	$7,641	$4,835	$11,792
Net (loss) income	$(8)	$5,358	$3,229	$7,228
Basic net (loss) income per share	$(0.00)	$0.24	$0.14	$0.32
Diluted net (loss) income per share	$(0.00)	$0.24	$0.14	$0.31

	Quarter Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(In thousands, except per share data)
Revenues	$62,004	$72,573	$71,530	$86,262
Gross profit	$35,395	$40,693	$40,298	$48,852
Income from operations	$1,346	$6,398	$5,250	$8,266
Net income(1)	$689	$4,575	$3,074	$23,000
Basic net income per share(1)	$0.03	$0.21	$0.14	$1.06
Diluted net income per share(1)	$0.03	$0.20	$0.14	$1.05

(1)	Net income and basic and diluted net income per share data for the quarter ended December 31, 2014 include an income tax benefit of $19.9 million resulting from the release of substantially all of the valuation allowance maintained against Cynosure’s net U.S. deferred tax asset.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 15, 2013, among the Company, Commander Acquisition, LLC and Palomar Medical Technologies, Inc. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2013)

2.2	Asset Purchase Agreement, dated as of September 5, 2014, among the Company, Ellman International, Inc., Ellman Holdings, Inc., and Ellman Holding Corporation (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 8, 2014)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.1*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.2*	Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2013)

10.3*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.4*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.5*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.6†	Distribution Agreement, effective as of October 26, 2012, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

10.7	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 7, 2012)

10.8	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 7, 2006)

10.9*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.10*	Second Amendment to Employment Agreement, entered into as of July 20, 2011, by and between the Company and Michael R. Davin (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

Exhibit Number	Description

10.11*	Third Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Michael R. Davin (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.12*	First Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.13*	First Amendment to Employment Agreement, entered into as of November 7, 2013, by and between the Company and Douglas J. Delaney (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.14*	Employment Agreement, dated March 17, 2003, between the Company and Joseph P. Caruso (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

10.15	Purchase and Sale Agreement, dated November 25, 2013, Palomar Medical Technologies, LLC and Network Drive Owner, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 2, 2013)

10.16	Fourth Amendment to the Lease, dated December 20, 2012, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.17	Fifth Amendment to Lease, dated November 18, 2013, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 22, 2013)

10.18*	Separation Agreement, effective September 6, 2013, between the Company and Palomar Medical Technologies, LLC and Joseph P. Caruso (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 17, 2014)

10.19*	Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2006)

10.20*	Form of Incentive Stock Option Agreement under 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2006)

10.21*	Form of Restricted Stock Unit Agreement under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.22	Sixth Amendment to Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed May 7, 2015)

10.23*	Non-Equity Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.24*	Form of Performance-Based Stock Unit Award under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

Exhibit Number	Description

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Annual Report on Form 10-K for the year ended December 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.