Form 10-Q
period 2016-03-31
CYNOSURE INC
filed 2016-05-10
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of May 2, 2016:

Class	Number of Shares
Class A Common Stock, $0.001 par value	23,522,695

Cynosure, Inc.

EX-10.4 Seventh Amendment to the Lease, dated April 29, 2016, between the Company and Curo Westford, LLC

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

EX-32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

PART I — Financial Information

Item 1.	Financial Statements

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	(Unaudited) March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$93,464	$108,587
Short-term marketable securities	46,469	35,412
Accounts receivable, net	38,517	42,012
Inventories	85,648	79,768
Prepaid expenses and other current assets	16,084	21,356

Total current assets	280,182	287,135

Property and equipment, net	43,220	39,706
Long-term marketable securities	38,226	38,761
Goodwill	105,845	105,807
Intangibles, net	42,158	44,317
Deferred tax asset	18,261	17,882
Other assets	1,025	1,002

Total assets	$528,917	$534,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,931	$33,885
Accrued expenses	41,574	45,616
Deferred revenue	24,012	24,803
Capital lease obligation	904	741

Total current liabilities	92,421	105,045

Capital lease obligation, net of current portion	17,369	17,372
Deferred revenue, net of current portion	991	903
Other noncurrent liabilities	6,507	6,888
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 70,000 shares
Issued — 24,411 Class A shares and no Class B shares at March 31, 2016
Issued — 24,327 Class A shares and no Class B shares at December 31, 2015	24	24
Additional paid-in capital	390,770	387,161
Retained earnings	58,628	55,781
Accumulated other comprehensive loss	(4,689)	(5,460)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	411,629	404,402

Total liabilities and stockholders’ equity	$528,917	$534,610

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Product revenues	$77,056	$56,502
Parts, accessories, service and royalty revenues	17,608	18,410

Total revenues	94,664	74,912
Cost of revenues	39,244	32,139

Gross profit	55,420	42,773
Operating expenses:
Sales and marketing	35,591	25,696
Research and development	7,113	5,958
Amortization of intangible assets acquired	689	736
General and administrative	7,576	8,330

Total operating expenses	50,969	40,720

Income from operations	4,451	2,053
Interest expense, net	(412)	(402)
Other income (expense), net	660	(1,663)

Income (loss) before provision for income taxes	4,699	(12)
Provision (benefit) for income taxes	1,852	(4)

Net income (loss)	$2,847	$(8)

Basic net income (loss) per share	$0.13	$(0.00)

Diluted net income (loss) per share	$0.12	$(0.00)

Basic weighted average common shares outstanding	22,736	21,664

Diluted weighted average common shares outstanding	23,154	21,664

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$2,847	$(8)

Other comprehensive income (loss) components:
Cumulative translation adjustment	756	(1,379)
Unrealized gain on marketable securities, net of taxes	15	13

Total other comprehensive income (loss)	771	(1,366)

Comprehensive income (loss)	$3,618	$(1,374)

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$2,847	$(8)
Reconciliation of net income (loss) to net cash from operating activities:
Depreciation and amortization	5,011	4,686
Stock-based compensation expense	2,126	1,820
Loss on disposal of fixed assets	14	5
Noncash interest expense on capital lease obligations	469	395
Noncash interest expense on license transfer agreement	47	51
Deferred income taxes	(239)	21
Net accretion of marketable securities	668	514
Tax benefit from the exercise of stock options	(551)	(27)
Changes in operating assets and liabilities:
Accounts receivable	3,899	(3,698)
Inventories	(7,347)	(10,963)
Net book value of demonstration inventory sold	222	94
Prepaid expenses and other current assets	5,974	(1,290)
Accounts payable	(7,996)	6,321
Accrued expenses	(4,331)	(3,056)
Deferred revenue	(778)	779
Other noncurrent liabilities	(381)	(402)

Net cash from operating activities	(346)	(4,758)
Investing activities:
Purchases of property and equipment	(4,316)	(2,814)
Proceeds from the sales and maturities of marketable securities	9,055	13,150
Purchases of marketable securities	(20,221)	(10,081)
Increase (decrease) in other noncurrent assets	2	(19)

Net cash from investing activities	(15,480)	236
Financing activities:
Excess tax benefit on options exercised	551	27
Proceeds from stock option exercises	927	901
Payments on capital lease obligation	(347)	(73)

Net cash from financing activities	1,131	855
Effect of exchange rate changes on cash and cash equivalents	(428)	450

Net decrease in cash and cash equivalents	(15,123)	(3,217)
Cash and cash equivalents, beginning of the period	108,587	75,131

Cash and cash equivalents, end of the period	$93,464	$71,914

Supplemental cash flow information:
Cash paid for interest	$5	$5

Cash paid for income taxes	$1,689	$515

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$2,080	$2,108

Assets acquired under capital lease	$30	$151

Net effect of acquisition-related opening balance sheet adjustments	$—	$140

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $2.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, respectively, Cynosure had $33,000 and $26,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$111	$68
Sales and marketing	592	475
Research and development	343	257
General and administrative	1,080	1,020

Total stock-based compensation expense	$2,126	$1,820

Cash received from option exercises was $0.9 million during each of the three months ended March 31, 2016 and 2015.

Cynosure has been increasingly using restricted stock units as an equity incentive award for employees. Cynosure granted 153,863 and 86,618 restricted stock units to employees during the three months ended March 31, 2016 and 2015, respectively, at the fair market value of its common stock on the date of grant and which vest annually over a three-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the three-year period.

Cynosure implemented a performance-based equity compensation program in 2016. Cynosure granted 58,981 performance-based stock units during the three months ended March 31, 2016 to employees at the fair market value of its common stock on the date of grant and which vest annually over a three-year period based on continued performance of services and the achievement of performance goals. If Cynosure’s consolidated cumulative revenue and EBITDA exceeds defined thresholds for the one, two and three-year periods beginning on January 1, 2016 and ending December 31, 2016, December 31, 2017 and December 31, 2018, respectively, the performance-based stock units will vest on the date which is the earlier of (i) the financial earnings release for the year following the year in which the performance period ended or (ii) a determination by the audit committee of the board of directors that the performance target has been achieved. Cynosure will recognize compensation expense for performance targets when the probability of achieving such targets is considered probable. As Cynosure believes that as of March 31, 2016, it is probable that the 2016 performance target will be achieved, Cynosure is recognizing related compensation expense on a straight-line basis over the period from the date of grant through the expected vest date. If, at any point in time, Cynosure believes that achieving the 2016 performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized related compensation expense accordingly. Cynosure will evaluate the probability of achieving the 2017 and 2018 performance targets in the respective periods.

Cynosure did not grant any stock options during the three months ended March 31, 2016. Cynosure granted options to purchase 319,509 shares of common stock during the three months ended March 31, 2015. Cynosure uses the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the three months ended March 31, 2015 was $11.78, using the following assumptions:

Three Months Ended March 31, 2015
Risk-free interest rate	1.39% -1.53%
Expected dividend yield	—
Expected term	4.8 years
Expected volatility	43%
Estimated forfeiture rate	5%

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

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$22,181	$22,569
Work in process	3,231	3,317
Finished goods	60,236	53,882

	$85,648	$79,768

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,430	$—	$—	$5,430
State and municipal bonds	—	60,882	—	60,882
Treasuries and government agencies	—	23,813	—	23,813

Total	$5,430	$84,695	$—	$90,125

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,785	$—	$—	$5,785
State and municipal bonds	—	59,786	—	59,786
Treasuries and government agencies	—	14,387	—	14,387

Total	$5,785	$74,173	$—	$79,958

(1)	Included in cash and cash equivalents at March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, there were no significant transfers in or out of Level 1 or Level 2. Cynosure did not have any Level 3 financial assets at March 31, 2016 or December 31, 2015.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at March 31, 2016 consist of approximately $84.7 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of March 31, 2016, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$38,681	$38,698	$2	$(19)
Treasuries and government agencies	7,788	7,790	1	(3)

Total short-term marketable securities	$46,469	$46,488	$3	$(22)

Long-term marketable securities:
State and municipal bonds	$22,201	$22,229	$2	$(30)
Treasuries and government agencies	16,025	16,034	2	(11)

Total long-term marketable securities	$38,226	$38,263	$4	$(41)

Total available-for-sale securities	$84,695	$84,751	$7	$(63)

Total marketable securities	$84,695

As of December 31, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$33,914	$33,923	$—	$(9)
Treasuries and government agencies	1,498	1,500	—	(2)

Total short-term marketable securities	$35,412	$35,423	$—	$(11)

Long-term marketable securities:
State and municipal bonds	$25,872	$25,916	$1	$(45)
Treasuries and government agencies	12,889	12,914	—	(25)

Total long-term marketable securities	$38,761	$38,830	$1	$(70)

Total available-for-sale securities	$74,173	$74,253	$1	$(81)

Total marketable securities	$74,173

As of March 31, 2016, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$60,882	$38,681	$22,201	$—
Treasuries and government agencies	23,813	7,788	16,025	—

Total available-for-sale debt securities	$84,695	$46,469	$38,226	$—

Note 6 — Goodwill and Other Intangible Assets

Changes to goodwill during the three months ended March 31, 2016 were as follows (in thousands):

Balance – December 31, 2015	$105,807
Translation adjustment	38

Balance – March 31, 2016	$105,845

Other intangible assets consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
March 31, 2016
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(31)	—	—	(31)
Accumulated amortization	(15,517)	(236)	(8,213)	(2,745)	(185)	(26,896)

Balance, March 31, 2016	$13,723	$148	$11,474	$15,645	$1,168	$42,158

December 31, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(42)	—	—	(42)
Accumulated amortization	(14,055)	(232)	(7,799)	(2,518)	(122)	(24,726)

Balance, December 31, 2015	$15,185	$152	$11,877	$15,872	$1,231	$44,317

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for each of the three months ended March 31, 2016 and 2015 was $2.2 million. Cynosure has approximately $56,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of March 31, 2016, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2016	$6,448
2017	6,625
2018	5,110
2019	3,373
2020	2,923
2021 and thereafter	17,623

Total	$42,102

Note 7 — Warranty Costs

Cynosure typically provides a one-year system and labor warranty on end-user sales of lasers. Distributor sales of lasers generally include a one-year warranty on systems only. Estimated future costs for initial product warranties are provided for at the time of revenue recognition and recorded as cost of revenues within Cynosure’s consolidated statement of operations. The following table provides the detail of the change in Cynosure’s product warranty accrual during the three months ended March 31, 2016, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance – December 31, 2015	$8,841
Warranty provision related to new sales	4,554
Costs incurred	(4,149)

Balance – March 31, 2016	$9,246

Note 8 — Segment Information

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

The following table represents total revenue by geographic area:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
United States	$65,265	$41,451
Europe	8,970	10,657
Asia / Pacific	15,018	16,814
Other	5,411	5,990

Total	$94,664	$74,912

Total assets by geographic area are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
United States	$491,578	$497,007
Europe	21,803	22,204
Asia / Pacific	21,870	21,139
Eliminations	(6,334)	(5,740)

Total	$528,917	$534,610

Long-lived assets (property and equipment only) by geographic area are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
United States	$38,266	$35,185
Europe	1,941	1,641
Asia / Pacific	3,013	2,880

Total	$43,220	$39,706

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

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$2,847	$(8)

Basic weighted average common shares outstanding	22,736	21,664
Weighted average common equivalent shares	418	—

Diluted weighted average common shares outstanding	23,154	21,664

Basic net income (loss) per share	$0.13	$(0.00)

Diluted net income (loss) per share	$0.12	$(0.00)

For the three months ended March 31, 2016, approximately 0.1 million shares of Cynosure’s Class A common stock issuable pursuant to stock options were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

For the three months ended March 31, 2015, the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for that period would be antidilutive based on the net loss for the period. During the three months ended March 31, 2015, outstanding options and restricted stock units to purchase 1.7 million shares were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 10 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2016 were as follows (in thousands):

	Unrealized Loss on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2015	$(49)	$(5,411)	$(5,460)
Current period other comprehensive gain	15	756	771

Balance — March 31, 2016	$(34)	$(4,655)	$(4,689)

Note 11 — Income Taxes

During the three months ended March 31, 2016, Cynosure recorded an income tax provision of $1.9 million, representing an effective tax rate of 39%. The income tax provision for the three months ended March 31, 2016 was primarily attributable to applying Cynosure’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a $0.2 million discrete provision related to the impact of tax law changes enacted during the quarter and certain foreign audit settlements. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses, the domestic manufacturing deduction, and federal research credits.

During the three months ended March 31, 2015, Cynosure recorded an income tax benefit of $4,000, representing an effective tax rate of 35%. The income tax benefit for the three months ended March 31, 2015 was primarily attributable to applying Cynosure’s estimated annual effective tax rate to its year-to-date consolidated loss before provision for income taxes.

At March 31, 2016 and December 31, 2015, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2011. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2011.

Note 12 — Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancellable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for each of the three months ended March 31, 2016 and 2015 was approximately $0.5 million.

Cynosure leases the buildings portion of its U.S. operating facility and certain vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows as of March 31, 2016 (in thousands):

	Operating Leases	Capital Leases
Remainder of 2016	$1,644	$2,097
2017	1,962	2,803
2018	1,747	2,697
2019	1,452	2,633
2020	594	2,620
Thereafter	2,248	18,338

Total minimum lease payments	$9,647	$31,188

Less amount representing interest		(12,915)

Present value of obligations under capital leases		$18,273
Current portion of capital lease obligations		904

Capital lease obligations, net of current portion		$17,369

In April 2016, Cynosure executed an amendment on its U.S. operating facility lease. Subject to the achievement of certain criteria by the landlord, this amendment could extend the lease period for an additional year and could require additional base rent.

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of March 31, 2016.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Capital lease obligations, including interest	$31,188	$2,797	$5,458	$5,246	$17,687
Operating leases	9,647	2,135	3,581	1,763	2,168

Total contractual obligations	$40,835	$4,932	$9,039	$7,009	$19,855

Contingencies

Cynosure continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated. In accordance with the Financial Accounting Standards Board’s (FASB) guidance on accounting for contingencies, Cynosure accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, Cynosure accrues the minimum amount of the range. In cases where Cynosure believes that a reasonably possible loss exists, Cynosure discloses the facts and circumstances of the litigation, including an estimable range, if possible. In management’s opinion, Cynosure is not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on Cynosure’s financial statements. Cynosure believes that contingent losses associated with any current litigation were remote as of March 31, 2016 and at the time of the filing of this Quarterly Report on Form 10-Q, and as such, Cynosure has not recorded or disclosed any material loss contingencies.

Note 13 — Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 was originally scheduled to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the Financial Accounting Standards Board deferred the effective date for ASC 606. The standard will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Cynosure is currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Cynosure has concluded that if this standard had been adopted as of March 31, 2016, substantial doubt about its ability to continue as a going concern does not exist.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Cynosure elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as net noncurrent assets in its consolidated balance sheets as of March 31, 2016 and December 31, 2015.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. Cynosure is currently evaluating the impact of this new standard on its consolidated financial statements.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We have developed SculpSure, a hyperthermic laser treatment for non-invasive lipolysis of the flanks and abdomen. SculpSure is designed to reduce fat non-invasively by disrupting subcutaneous fat cells. In 2015, we received U.S. Food and Drug Administration, or FDA, clearance to market SculpSure for non-invasive lipolysis of the flanks and the abdomen. In September 2015, we received European Medical Device Directive certification from the European Notified Body for SculpSure allowing the “CE” Mark to be placed on the device for distribution in the European Union and its member states. We launched SculpSure in September 2015.

In November 2014, we signed an exclusive agreement with El.En. S.p.A., or El.En., to market and distribute in North America the MonaLisa Touch, a CO2 laser for the treatment of gynecologic health. We launched the product in the United States in the first quarter of 2015. In October 2015, we received a medical device license from Health Canada to market MonaLisa Touch in Canada for the treatment of symptoms related to Genitourinary Syndrome of Menopause. In the fourth quarter of 2015, we and El.En. agreed to market and distribute the MonaLisa Touch laser under separate distribution agreements with our respective wholly owned subsidiaries in the United Kingdom, Germany, and Spain.

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

Revenues

We generate revenues primarily from sales of our products and parts and accessories and from services, including product warranty revenues, and royalty payments received from our licensees. During the three months ended March 31, 2016, we derived approximately 81% of our revenues from sales of our products and 19% of our revenues from parts, accessories, service and royalty revenues. During the three months ended March 31, 2015, we derived approximately 75% of our revenues from sales of our products and 25% of our revenues from parts, accessories, service and royalty revenues. Generally, we recognize revenues from the sales of our products upon delivery to our customers, revenues from service contracts and extended product warranties ratably over the coverage period and revenues from service in the period in which the service occurs.

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

In 2013, we completed a comprehensive settlement agreement with Tria Beauty, Inc., or Tria, which ended the patent infringement litigation between Tria and Palomar Medical Technologies, Inc., or Palomar. Under the agreement, we were entitled to receive $10.0 million plus future royalty payments. We paid approximately $2.0 million of this revenue to Massachusetts General Hospital, or MGH, under an exclusive license agreement between Palomar and MGH, which was recorded as cost of revenues within our consolidated statement of operations. We recognized the final $3.0 million of this revenue in the first quarter of 2015, which was recorded as royalty revenues within our consolidated statement of operations.

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the three months ended March 31, 2016 and 2015, we derived 29% and 43% of our total revenues, respectively, from sales outside North America. As of March 31, 2016, we had 162 sales employees covering North America and 62 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We use a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the three months ended March 31, 2016 and 2015:

	Percentage of Revenues
	Three Months Ended March 31,
Region	2016	2015
North America	71%	57%
Europe	9	14
Asia/Pacific	16	22
Other	4	7

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended March 31, 2016 and 2015, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2016		2015
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$77,056	81%	$56,502	75%	$20,554	36%
Parts, accessories, service and royalty revenues	17,608	19	18,410	25	(802)	(4)

Total revenues	94,664	100	74,912	100	19,752	26
Cost of revenues	39,244	41	32,139	43	7,105	22

Gross profit	55,420	59	42,773	57	12,647	30
Operating expenses
Sales and marketing	35,591	37	25,696	34	9,895	39
Research and development	7,113	8	5,958	8	1,155	19
Amortization of intangible assets acquired	689	1	736	1	(47)	(6)
General and administrative	7,576	8	8,330	11	(754)	(9)

Total operating expenses	50,969	54	40,720	54	10,249	25

Income from operations	4,451	5	2,053	3	2,398	117
Interest expense, net	(412)	(1)	(402)	(1)	(10)	(2)
Other income (expense), net	660	1	(1,663)	(2)	2,323	140

Income (loss) before provision (benefit) for income taxes	4,699	5	(12)	—	4,711	39,258
Provision (benefit) for income taxes	1,852	2	(4)	—	1,856	46,400

Net income (loss)	$2,847	3%	$(8)	—%	$2,855	35,688%

Revenues

Total revenues for the three months ended March 31, 2016 increased by $19.8 million, or 26%, to $94.7 million, as compared to $74.9 million for the three months ended March 31, 2015 (in thousands, except for percentages):

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Product sales in North America	$55,178	$31,278	$23,900	76%
Product sales outside North America	21,878	25,224	(3,346)	(13)
Global parts, accessories, service and royalty sales	17,608	18,410	(802)	(4)

Total revenues	$94,664	$74,912	$19,752	26%

The change in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased by approximately $23.9 million, or 76%, from the 2015 period, primarily due to the full launch of SculpSure in the United States during the 2016 period as well as strong sales of MonaLisa Touch, PicoSure and Icon.

•	Revenues from the sale of products outside of North America decreased by approximately $3.3 million, or 13%, from the 2015 period, primarily due to unfavorable exchange rates impacting our European subsidiaries and a lower number of units sold by our international distributors due to economic instability in Europe and the Middle East. This was partially offset by increased sales from our Asia Pacific subsidiaries.

•	Revenues from the sale of parts, accessories, services and royalties decreased by approximately $0.8 million, or 4%, from the 2015 period, primarily due to the final $3.0 million settlement payment received from Tria in the 2015 period, partially offset by the inclusion of SculpSure Patented Applicators for Contouring, PicoSure FOCUS Lens Array and Ellman accessories in the 2016 period.

Cost of Revenues

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Cost of revenues (dollars in thousands)	$39,244	$32,139	$7,105	22%
Cost of revenues (as a percentage of total revenues)	41%	43%

Total cost of revenues increased $7.1 million, or 22%, to $39.2 million for the 2016 period, as compared to $32.1 million for the 2015 period. The increase was primarily associated with our 26% increase in total revenues in the 2016 period as compared to the 2015 period. Total cost of revenues as a percentage of total revenues decreased for the 2016 period as compared to the 2015 period due to a higher percentage of laser revenue from our North American distribution, where average selling prices tend to be higher.

Sales and Marketing

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Sales and marketing (dollars in thousands)	$35,591	$25,696	$9,895	39%
Sales and marketing (as a percentage of total revenues)	37%	34%

Sales and marketing expenses increased $9.9 million, or 39%, to $35.6 million for the 2016 period, as compared to $25.7 million for the 2015 period. The increase was primarily due to an increase in payroll and payroll related expenses of $3.7 million as we expanded our direct sales force in connection with the launch of new products, an increase in commission expense of $2.6 million from increased revenues and an increase of $2.3 million due to increased workshops, trade shows and other promotional efforts. Our total sales and marketing expenses for the 2016 period increased as a percentage of total revenues to 37% as compared to the 2015 period, primarily due to the additional sales and marketing costs associated with the launch of SculpSure.

Research and Development

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Research and development (dollars in thousands)	$7,113	$5,958	$1,155	19%
Research and development (as a percentage of total revenues)	8%	8%

Research and development expenses increased $1.2 million, or 19%, to $7.1 million for the 2016 period, as compared to $6.0 million for the 2015 period. The increase was primarily due to increases in professional services and research and development project expenses in the 2016 period as compared to the 2015 period. Our total research and development expenses as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

Amortization of Intangible Assets Acquired

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Amortization of intangible assets acquired (dollars in thousands)	$689	$736	$(47)	(6)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired decreased $47,000, or 6%, for the 2016 period as compared to the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

General and Administrative

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
General and administrative (dollars in thousands)	$7,576	$8,330	$(754)	(9)%
General and administrative (as a percentage of total revenues)	8%	11%

General and administrative expenses decreased $0.8 million, or 9%, to $7.6 million for the 2016 period, as compared to $8.3 million for the 2015 period. The decrease is primarily due to a $0.8 million decrease in costs associated with acquisitions during the 2016 period, as compared to the 2015 period. Excluding acquisition costs, our total general and administrative expenses as a percentage of total revenues decreased in the 2016 period as compared to the 2015 period due to improved operating leverage.

Interest Expense, net

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Interest expense, net (dollars in thousands)	$(412)	$(402)	$(10)	(2)%

The increase in interest expense, net was primarily due to an increase in interest expense associated with the capital lease of our U.S. operating facility in Westford, Massachusetts.

Other Income (Expense), net

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Other income (expense), net (dollars in thousands)	$660	$(1,663)	$2,323	140%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the 2016 period, as compared to net foreign currency remeasurement losses in the 2015 period.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Provision (benefit) for income taxes (dollars in thousands)	$1,852	$(4)	$1,856	46,400%
Effective tax rate	39%	35%

The provision (benefit) for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. In the three months ended March 31, 2016, we recorded an income tax provision of $1.9 million representing an effective tax rate of 39%. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to the discrete tax provision of $0.2 million recorded during the quarter related to the impact of tax law changes enacted during the quarter and certain foreign audit settlements. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate are the jurisdictional mix of worldwide earnings, non-deductible expenses, the domestic manufacturing deduction, and federal research credits. In the three months ended March 31, 2015, we recorded an income tax benefit of $4,000, representing an effective tax rate of 35%. The income tax benefit for the 2015 period was primarily attributable to applying our estimated annual effective tax rate to our year-to-date worldwide loss.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

At March 31, 2016, our cash, cash equivalents and short and long-term marketable securities were $178.2 million. Our cash and cash equivalents of $93.5 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $46.5 million consist of investments in various state and municipal governments, and U.S. government agencies and treasuries, all of which mature by March 15, 2017. Our long-term marketable securities of $38.2 million consist of investments in various state and municipal governments, and U.S. government agencies and treasuries, all of which mature by March 1, 2018.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the three months ended March 31, 2016 and 2015, we purchased $4.3 million and $2.8 million, respectively, of property and equipment. During each of the three months ended March 31, 2016 and 2015, we transferred $2.1 million of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2016 will increase compared to the 2015 period.

In February 2016, we announced that our board of directors had authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the three months ended March 31, 2016, we did not repurchase any shares of our common stock under this program.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2016. This resulted primarily from net changes in working capital items decreasing cash from operating activities by approximately $10.7 million driven by an increase in inventory as well as decreases in accounts payable and accrued expenses due to the timing of year end accruals. Net cash used in operating activities was partially offset by $2.8 million in net income for the period and approximately $7.1 million in depreciation, amortization and stock-based compensation expense. Net cash used in investing activities was $15.5 million for the three months ended March 31, 2016, which consisted primarily of purchases of marketable securities of $20.2 million as well as purchases of property and equipment of $4.3 million offset by net proceeds from the sale and maturities of marketable securities of $9.1 million. Net cash from financing activities during the three months ended March 31, 2016 was $1.1 million, primarily relating to proceeds from stock option exercises.

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

Contractual Obligations

As of March 31, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies as of March 31, 2016.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, and U.S. government agencies and treasuries. The securities, other than money market funds and certain U.S. government agencies and treasuries, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by March 1, 2018. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not use derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	March 31, 2016	Future Maturities in 2016	Future Maturities in 2017	Future Maturities in 2018
Investments (at fair value)	$84,695	$30,570	$44,234	$9,891
Weighted average interest rate	0.53%	0.34%	0.64%	0.62%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 38% of our total international revenues during the three months ended March 31, 2016. Substantially all of the remaining 62% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of the year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following important factors, among others, could cause our business, financial condition, results of operations and cash flows to be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 13. We have not made any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Business and Industry

We have incurred net losses in prior periods.

Although we were profitable in the first quarter of 2016 and for the full years of 2015 and 2014, we incurred losses in the first quarter of 2015 and in 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products could decline, which would adversely affect our operating results.

The aesthetic laser and light-based treatment system industry in which we operate is particularly vulnerable to economic trends. Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that uses our products may be influenced by the cost.

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 28% of our product revenues from sales outside North America for the three months ended March 31, 2016. We derived 39%, 48%, and 48% of our product revenues from sales outside North America for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 38% of our revenues outside of North America for the months ended March 31, 2016 and 46% of our revenues outside of North America for the year ended December 31, 2015 were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. We incurred a loss on foreign currency of $1.8 million in 2015, which was recorded as other expense, net within our consolidated statement of operations. This was primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen, Australian dollar and Chinese yuan.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle and risks associated with new technology. For example, our SculpSure laser system, which we launched in the second half of 2015, was in development for five years. Our PicoSure laser system, which we launched in 2013, was in development for several years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

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

We may, from time to time, evaluate potential strategic acquisitions of other complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify suitable future acquisition candidates, consummate acquisitions on favorable terms or complete otherwise favorable acquisitions because of antitrust or other regulatory concerns. We cannot assure you that the acquisitions we have completed, including our September 2014 acquisition of substantially all of the assets of Ellman International, Inc., or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. The integration of these businesses may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

Our stock price has fluctuated substantially, and we expect it will continue to do so.

Our Class A common stock price has fluctuated substantially in recent years, and we expect it will continue to do so. From January 1, 2012 through May 2, 2016, our Class A common stock has traded as high as $51.59 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

Our common stock could be further diluted by the conversion of outstanding options, restricted stock units and performance-based stock units.

In the past, we have issued and still have outstanding convertible securities in the form of options, restricted stock units and performance-based stock units. We may continue to issue options, restricted stock units, performance-based stock units and other equity rights as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to us. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders and could adversely affect the market price of our common stock.

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

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on a single contract manufacturer in the United States for the subassembly of certain products that we manufacture and sell, and for the manufacturing of certain products that we sell, and to which a significant portion of our revenues are attributable to these products. We depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze, and PrecisionTx systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En. please see the discussion on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2015. We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:YAG rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:YAG rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite and Cynergy product families. We use diode laser bars from Coherent to manufacture our Vectus Laser, and we use diode laser modules from Dilas to manufacture our SculpSure laser system. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

Other than with El.En., we do not have long-term arrangements with any of our suppliers or our contract manufacturer for the supply of these components or systems or with the assembly and test service provider referenced above, but instead purchase from them on a purchase order basis. Northrop Grumman SYNOPTICS, Zimmer Elektromedizin, Dilas and Coherent are not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

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

In the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 10% of our product revenue for the three months ended March 31, 2016. Sales of our aesthetic treatment systems by third party distributors represented 17%, 21% and 25% of our product revenue for 2015, 2014 and 2013, respectively.

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

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Under exclusive distribution agreements with El.En., we purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En. please see the discussion on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our products are classified as medical devices and are subject to extensive regulation by the FDA and other federal, state and local authorities. These regulations relate to manufacturing, design, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process often takes from three to 12 months. The FDA may require us to withdraw an application if they cannot make a determination that the device is substantially equivalent according to the regulations. In such situations, we may re-submit the 510(k) application with additional data for reconsideration or we may determine not to commercialize the device or the new indication for use. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application, or PMA, is submitted to the FDA until an approval is obtained.

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

Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices be listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.

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

We have modified some of our products without FDA clearance. Modifications to any FDA-cleared or approved products may require new regulatory clearances or approvals or require us to recall or cease marketing such products until clearances or approvals are obtained.

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

Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to any of our then-previously-cleared products, by either imposing more strict requirements on when a new 510(k) clearance for a modification to a previously-cleared product must be submitted or applying more onerous review criteria to such submissions. In July and December 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The July 2011 draft guidance document was ultimately withdrawn as the result of the Food and Drug Administration Safety and Innovation Act. As a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. However, the FDA may seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

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

Additionally, all manufacturers placing medical devices in the market in the EU are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the EU, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EU countries, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration if the characteristics or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and to the end users of the device through Field Safety Notices.

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

In February 2016, we announced that our board of directors had authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the three months ended March 31, 2016, we did not repurchase any shares of our common stock under this program.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.2	Non-Equity Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.3	Form of Performance-Based Stock Unit Award under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.4	Seventh Amendment to the Lease, dated April 29, 2016, between the Company and Curo Westford, LLC

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: May 10, 2016	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman and Chief Executive Officer

Date: May 10, 2016	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.2	Non-Equity Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.3	Form of Performance-Based Stock Unit Award under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.4	Seventh Amendment to the Lease, dated April 29, 2016, between the Company and Curo Westford, LLC

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.