Form 10-Q
period 2016-06-30
CYNOSURE INC
filed 2016-08-05
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class A common stock as of July 28, 2016:

Class A Common Stock, $0.001 par value	23,731,628

Cynosure, Inc.

EX-10.2 Extension of Dates to Seventh Amendment of the Lease, dated June 30, 2016, between the Company and Curo Westford, LLC

EX-10.3† Exclusive Distribution Agreement, dated November 14, 2014, between the Company and El.En. S.p.A.

EX-10.4 Restated and Amended External Manufacturing Agreement, dated April 25, 2016, between the Company and Columbia Electrical Contractors, Inc.

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

EX-32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

PART I — Financial Information

Item 1.	Financial Statements

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	(Unaudited) June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$126,276	$108,587
Short-term marketable securities	44,136	35,412
Accounts receivable, net	40,591	42,012
Inventories	83,567	79,768
Prepaid expenses and other current assets	22,883	21,356

Total current assets	317,453	287,135
Property and equipment, net	45,285	39,706
Long-term marketable securities	39,882	38,761
Goodwill	105,833	105,807
Intangibles, net	40,009	44,317
Deferred tax asset	15,778	17,882
Other assets	1,084	1,002

Total assets	$565,324	$534,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,658	$33,885
Accrued expenses	42,939	45,616
Deferred revenue	26,473	24,803
Capital lease obligation	960	741

Total current liabilities	100,030	105,045

Capital lease obligation, net of current portion	17,145	17,372
Deferred revenue, net of current portion	1,343	903
Other noncurrent liabilities	6,504	6,888
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 61,500 Class A shares and no Class B shares at June 30, 2016
Authorized — 61,500 Class A shares and 8,500 Class B shares at December 31, 2015
Issued — 25,099 Class A shares and no Class B shares at June 30, 2016
Issued — 24,327 Class A shares and no Class B shares at December 31, 2015	25	24
Additional paid-in capital	413,422	387,161
Retained earnings	64,968	55,781
Accumulated other comprehensive loss	(5,009)	(5,460)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	440,302	404,402

Total liabilities and stockholders’ equity	$565,324	$534,610

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenues	$90,557	$69,429	$167,613	$125,931
Parts, accessories, service and royalty revenues	19,786	14,265	37,394	32,675

Total revenues	110,343	83,694	205,007	158,606
Cost of revenues	45,286	36,338	84,530	68,477

Gross profit	65,057	47,356	120,477	90,129
Operating expenses:
Sales and marketing	38,574	26,426	74,165	52,122
Research and development	6,965	5,251	14,078	11,209
Amortization of intangible assets acquired	684	736	1,373	1,472
General and administrative	8,334	7,302	15,910	15,632

Total operating expenses	54,557	39,715	105,526	80,435

Income from operations	10,500	7,641	14,951	9,694
Interest expense, net	(392)	(430)	(804)	(832)
Other (expense) income, net	(277)	484	383	(1,179)

Income before provision for income taxes	9,831	7,695	14,530	7,683
Provision for income taxes	3,491	2,337	5,343	2,333

Net income	$6,340	$5,358	$9,187	$5,350

Basic net income per share	$0.27	$0.24	$0.40	$0.24

Diluted net income per share	$0.27	$0.24	$0.39	$0.24

Basic weighted average common shares outstanding	23,310	22,246	23,023	21,957

Diluted weighted average common shares outstanding	23,721	22,615	23,437	22,369

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6,340	$5,358	$9,187	$5,350

Other comprehensive (loss) income components:
Cumulative translation adjustment	(369)	290	387	(1,089)
Unrealized gain (loss) on marketable securities, net of taxes	49	(7)	64	6

Total other comprehensive (loss) income	(320)	283	451	(1,083)

Comprehensive income	$6,020	$5,641	$9,638	$4,267

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$9,187	$5,350
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	10,298	9,424
Stock-based compensation expense	4,656	3,734
Loss on disposal of fixed assets	63	16
Noncash interest expense on capital lease obligations	938	827
Noncash interest expense on license transfer agreement	93	100
Deferred income taxes	2,239	2,250
Net accretion of marketable securities	1,301	1,034
Tax benefit from stock option exercises	(1,759)	(248)
Changes in operating assets and liabilities:
Accounts receivable	1,467	(5,798)
Inventories	(7,680)	(17,051)
Net book value of demonstration inventory sold	275	252
Prepaid expenses and other current assets	250	(4,089)
Accounts payable	(4,233)	5,873
Accrued expenses	(2,811)	(3,603)
Deferred revenue	2,057	1,269
Other noncurrent liabilities	(384)	(234)

Net cash from operating activities	15,957	(894)
Investing activities:
Purchases of property and equipment	(7,646)	(4,049)
Proceeds from the sales and maturities of marketable securities	26,771	22,420
Purchases of marketable securities	(37,817)	(17,346)
Decrease in other noncurrent assets	(59)	(21)

Net cash from investing activities	(18,751)	1,004
Financing activities:
Excess tax benefit on options exercised	1,759	248
Proceeds from stock option exercises	19,843	17,330
Payments on capital lease obligation	(1,039)	(117)

Net cash from financing activities	20,563	17,461
Effect of exchange rate changes on cash and cash equivalents	(80)	371

Net increase in cash and cash equivalents	17,689	17,942
Cash and cash equivalents, beginning of the period	108,587	75,131

Cash and cash equivalents, end of the period	$126,276	$93,073

Supplemental cash flow information
Cash paid for interest	$9	$9

Cash paid for income taxes	$4,672	$2,444

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$4,040	$3,296

Assets acquired under capital lease	$87	$151

Net effect of acquisition-related opening balance sheet adjustments	$—	$143

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $2.5 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively. Cynosure recorded stock-based compensation expense of $4.7 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, respectively, Cynosure had $32,000 and $25,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$122	$80	$233	$148
Sales and marketing	689	495	1,281	970
Research and development	371	292	714	549
General and administrative	1,348	1,047	2,428	2,067

Total stock-based compensation expense	$2,530	$1,914	$4,656	$3,734

Cash received from option exercises was $19.8 million and $17.3 million during the six months ended June 30, 2016 and 2015, respectively.

Cynosure has been increasingly using restricted stock units as an equity incentive award for employees. Cynosure granted 157,613 and 86,618 restricted stock units to employees during the six months ended June 30, 2016 and 2015, respectively, at the fair market value of its common stock on the date of grant and which vest annually over a three-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the three-year period.

Cynosure granted 25,425 and 16,685 restricted stock units to non-employee directors during the six months ended June 30, 2016 and 2015, respectively, at a fair market value of its common stock on the date of grant and which vest quarterly over a one-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the one-year period.

Cynosure implemented a performance-based equity compensation program in 2016. Cynosure granted 58,981 performance-based stock units during the six months ended June 30, 2016 to employees at the fair market value of its common stock on the date of grant and which vest annually over a three-year period based on continued performance of services and the achievement of performance goals. If Cynosure’s consolidated cumulative revenue and EBITDA exceeds defined thresholds for the one, two and three-year periods beginning on January 1, 2016 and ending December 31, 2016, December 31, 2017 and December 31, 2018, respectively, the performance-based stock units will vest on the date which is the earlier of (i) the financial earnings release for the year following the year in which the performance period ended or (ii) a determination by the audit committee of the board of directors that the performance target has been achieved. Cynosure recognizes compensation expense for performance targets when the probability of achieving such targets is considered probable and is recognizing related compensation expense on a straight-line basis over the period from the date of grant through the expected vest dates. Cynosure reevaluates at each reporting period whether the performance targets are probable of achievement and if at any point in time, Cynosure believes that achieving a performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized compensation expense prospectively.

Cynosure did not grant any stock options during the six months ended June 30, 2016. Cynosure granted options to purchase 346,029 shares of common stock during the six months ended June 30, 2015. Cynosure uses the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2015 was $11.90, using the following assumptions:

Six Months Ended June 30, 2015
Risk-free interest rate	1.39% - 1.55%
Expected dividend yield	—
Expected term	4.8 years
Expected volatility	42% - 43%
Estimated forfeiture rate	5%

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

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$21,583	$22,569
Work in process	3,245	3,317
Finished goods	58,739	53,882

	$83,567	$79,768

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,180	$—	$—	$6,180
State and municipal bonds	—	60,109	—	60,109
Treasuries and government agencies	—	23,909	—	23,909

Total	$6,180	$84,018	$—	$90,198

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,785	$—	$—	$5,785
State and municipal bonds	—	59,786	—	59,786
Treasuries and government agencies	—	14,387	—	14,387

Total	$5,785	$74,173	$—	$79,958

(1)	Included in cash and cash equivalents at June 30, 2016 and December 31, 2015.

During the six months ended June 30, 2016, there were no significant transfers in or out of Level 1 or Level 2. Cynosure did not have any Level 3 financial assets or liabilities at June 30, 2016 or December 31, 2015.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at June 30, 2016 consist of approximately $84.0 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of June 30, 2016, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$38,360	$38,360	$8	$(8)
Treasuries and government agencies	5,776	5,775	1	—

Total short-term marketable securities	$44,136	$44,135	$9	$(8)

Long-term marketable securities:
State and municipal bonds	$21,749	$21,733	$19	$(3)
Treasuries and government agencies	18,133	18,129	5	(1)

Total long-term marketable securities	$39,882	$39,862	$24	$(4)

Total available-for-sale securities	$84,018	$83,997	$33	$(12)

Total marketable securities	$84,018

As of December 31, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$33,914	$33,923	$—	$(9)
Treasuries and government agencies	1,498	1,500	—	(2)

Total short-term marketable securities	$35,412	$35,423	$—	$(11)

Long-term marketable securities:
State and municipal bonds	$25,872	$25,916	$1	$(45)
Treasuries and government agencies	12,889	12,914	—	(25)

Total long-term marketable securities	$38,761	$38,830	$1	$(70)

Total available-for-sale securities	$74,173	$74,253	$1	$(81)

Total marketable securities	$74,173

As of June 30, 2016, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$60,109	$38,360	$21,749	$—
Treasuries and government agencies	23,909	5,776	18,133	—

Total available-for-sale debt securities	$84,018	$44,136	$39,882	$—

Note 6 — Goodwill and Other Intangible Assets

Changes to goodwill during the six months ended June 30, 2016 were as follows (in thousands):

Balance – December 31, 2015	$105,807
Translation adjustment	26

Balance – June 30, 2016	$105,833

Other intangible assets consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
June 30, 2016
Cost	$28,541	$384	$16,459	$18,370	$1,353	$65,107
Translation adjustment	—	—	(33)	—	—	(33)
Accumulated amortization	(16,269)	(239)	(5,356)	(2,952)	(249)	(25,065)

Balance, June 30, 2016	$12,272	$145	$11,070	$15,418	$1,104	$40,009

December 31, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(42)	—	—	(42)
Accumulated amortization	(14,055)	(232)	(7,799)	(2,518)	(122)	(24,726)

Balance, December 31, 2015	$15,185	$152	$11,877	$15,872	$1,231	$44,317

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for the three months ended June 30, 2016 and 2015 was $2.1 million and $2.3 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $4.3 million and $4.5 million, respectively. Cynosure has approximately $56,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of June 30, 2016, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2016	$4,302
2017	6,624
2018	5,108
2019	3,373
2020	2,923
2021 and thereafter	17,623

Total	$39,953

Note 7 — Warranty Costs

Cynosure typically provides a one-year system and labor warranty on end-user sales of systems. Distributor sales of systems generally include a one-year warranty on systems only. These one-year warranty obligations are limited, in their exclusive options, to repair or replace parts and materials which prove to be defective, and do not contain any service performance obligations. Estimated future costs for initial product warranties are provided for at the time of revenue recognition and recorded as cost of revenues within Cynosure’s consolidated statement of operations. The following table provides the detail of the change in Cynosure’s product warranty accrual during the six months ended June 30, 2016, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance – December 31, 2015	$8,841
Warranty provision related to new sales	9,012
Costs incurred	(8,040)

Balance – June 30, 2016	$9,813

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

The following table represents total revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
United States	$71,541	$48,196	$136,805	$89,647
Europe	10,925	10,445	19,895	21,102
Asia / Pacific	21,936	18,143	36,955	34,958
Other	5,941	6,910	11,352	12,899

Total	$110,343	$83,694	$205,007	$158,606

Total assets by geographic area are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
United States	$526,420	$497,007
Europe	21,680	22,204
Asia / Pacific	23,578	21,139
Eliminations	(6,354)	(5,740)

Total	$565,324	$534,610

Long-lived assets (property and equipment only) by geographic area are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
United States	$40,019	$35,185
Europe	1,855	1,641
Asia / Pacific	3,411	2,880

Total	$45,285	$39,706

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

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6,340	$5,358	$9,187	$5,350

Basic weighted average common shares outstanding	23,310	22,246	23,023	21,957
Weighted average common equivalent shares	411	369	414	412

Diluted weighted average common shares outstanding	23,721	22,615	23,437	22,369

Basic net income per share	$0.27	$0.24	$0.40	$0.24

Diluted net income per share	$0.27	$0.24	$0.39	$0.24

For the three and six months ended June 30, 2016, approximately 20,000 and 0.1 million shares of Cynosure’s Class A common stock issuable pursuant to stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

For the three and six months ended June 30, 2015, approximately 0.9 million and 1.0 million shares of Cynosure’s Class A common stock issuable pursuant to stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

Note 10 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the six months ended June 30, 2016 were as follows (in thousands):

	Unrealized Gain on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2015	$(49)	$(5,411)	$(5,460)
Current period other comprehensive gain	64	387	451

Balance — June 30, 2016	$15	$(5,024)	$(5,009)

Note 11 — Income Taxes

During the three and six months ended June 30, 2016, Cynosure recorded an income tax provision of $3.5 million and $5.3 million, respectively, representing an effective tax rate of 36% and 37%, respectively. The income tax provision for the three and six months ended June 30, 2016 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a $0.2 million discrete tax provision related to the impact of tax law changes enacted during the first quarter of 2016 and certain foreign audit settlements. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate include the jurisdictional mix of worldwide earnings, non-deductible expenses, the domestic manufacturing deduction, and federal research credits.

During each of the three and six months ended June 30, 2015, Cynosure recorded an income tax provision of $2.3 million, representing an effective tax rate of 30%. The income tax provision for the three and six months ended June 30, 2015 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a $0.5 million discrete tax benefit for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to the discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate include the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

At June 30, 2016 and December 31, 2015, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

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

Note 12 — Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancellable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three and six months ended June 30, 2016 was approximately $0.6 million and $1.1 million, respectively. Rent expense for the three and six months ended June 30, 2015 was approximately $0.5 and $1.0 million, respectively.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows as of June 30, 2016 (in thousands):

	Operating Leases	Capital Leases
Remainder of 2016	$1,159	$1,419
2017	2,009	2,817
2018	1,762	2,711
2019	1,460	2,647
2020	594	2,634
Thereafter	2,248	18,343

Total minimum lease payments	$9,232	$30,571

Less amount representing interest		(12,466)

Present value of obligations under capital leases		$18,105
Current portion of capital lease obligations		960

Capital lease obligations, net of current portion		$17,145

In April and June 2016, Cynosure executed amendments to its U.S. operating facility lease. These amendments will, among other things, extend the lease period for an additional year, provide additional rental space and require additional base rent of $5.7 million over the remaining life of the lease. Cynosure anticipates the lease amendments will become effective during the fourth quarter of 2016.

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of June 30, 2016.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Capital lease obligations, including interest	$30,571	$2,828	$5,443	$5,289	$17,011
Operating leases	9,232	2,164	3,497	1,487	2,084

Total contractual obligations	$39,803	$4,992	$8,940	$6,776	$19,095

Contingencies

Cynosure continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated. In accordance with the Financial Accounting Standards Board’s (FASB) guidance on accounting for contingencies, Cynosure accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, Cynosure accrues the minimum amount of the range. In cases where Cynosure believes that a reasonably possible loss exists, Cynosure discloses the facts and circumstances of the litigation, including an estimable range, if possible. In management’s opinion, Cynosure is not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on Cynosure’s financial statements. Cynosure believes that contingent losses associated with any current litigation were remote as of June 30, 2016 and at the time of the filing of this Quarterly Report on Form 10-Q, and as such, Cynosure has not recorded or disclosed any material loss contingencies.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Cynosure has concluded that if this standard had been adopted as of June 30, 2016, substantial doubt about its ability to continue as a going concern does not exist.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Cynosure elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as net noncurrent assets in its consolidated balance sheets as of June 30, 2016 and December 31, 2015.

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

Company Overview

We develop, manufacture, and market aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve women’s health. We also market radiofrequency, or RF, energy-sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.

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

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser, light-based technologies and other energies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength as we continue to add new products to our aesthetic treatment systems portfolio.

Revenues

We generate revenues primarily from sales of our non-invasive and minimally invasive laser and light-based aesthetic treatment systems, as well as RF energy based surgical and aesthetic systems, which we refer to collectively as our product sales. We also generate revenues from sales of parts and accessories, from services, including product warranty revenues, and from royalty payments received from our licensees. Our business model generally does not involve separate contracts entered into at or near the same time; nor does our business model involve incremental future discounts offered to the same customer. We do not offer a right of cancellation, termination, refund or return. During the six months ended June 30, 2016, we derived approximately 82% of our revenues from sales of our products and 18% of our revenues from parts, accessories, service and royalty revenues. During the six months ended June 30, 2015, we derived approximately 79% of our revenues from sales of our products and 21% of our revenues from parts, accessories, service and royalty revenues.

We recognize revenue from sales of our products, parts and accessories in accordance with the Accounting Standards Codification, or ASC, Revenue Recognition Topic 605-10-S99. We recognize revenue from sales of our products, parts and accessories when title and risk of ownership has been transferred, which is upon shipment, provided there are no uncertainties regarding customer acceptance, and there is:

•	persuasive evidence of an arrangement;

•	the fee is fixed or determinable; and

•	collectability of the related receivable is reasonably assured.

Revenues from the sale of services and extended warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided.

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

Multiple-element arrangements are evaluated in accordance with ASC 605-25, Multiple-Element Arrangements. We determined that our multiple-element arrangements are generally comprised of the following elements that are recognized as separate units of accounting: products, accessories, extended warranties and installation and training services. Installation and training services are not essential to the functionality of the aesthetic treatment system. We allocate revenue among the elements based upon their vendor specific objective evidence of fair value, or VSOE. If VSOE does not exist, we may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use management’s best estimate of selling price, or BESP, of each element to determine the relative selling price. Presently there are no elements for which we are utilizing TPE or BESP.

VSOE is based on the relative sales price based on separate stand-alone sales of our elements. Revenues associated with products and accessories are recognized when shipped. Accessories are predominantly shipped with the aesthetic treatment system. Revenues associated with extended warranties are deferred and recognized ratably over the extended warranty period, which is generally one year. The relative sales prices of extended warranties are based on the actual pricing of service contracts purchased on a standalone basis at a later time, normally at the end of the standard warranty period. We do not separately price the extended warranty; rather, we offer a bundled price for the aesthetic treatment system and extended warranty, and we allocate revenue among the elements based on their VSOE of fair value.

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the six months ended June 30, 2016 and 2015, we derived 31% and 41% of our revenues, respectively, from sales outside North America. As of June 30, 2016, we had 164 sales employees covering North America and 62 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We use a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the six months ended June 30, 2016 and 2015:

	Percentage of Revenues
	Six Months Ended June 30,
Region	2016	2015
North America	69%	59%
Europe	10	13
Asia/Pacific	18	22
Other	3	6

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended June 30, 2016 and 2015, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				$ Change	% Change
	2016		2015
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$90,557	82%	$69,429	83%	$21,128	30%
Parts, accessories, service and royalty revenues	19,786	18	14,265	17	5,521	39

Total revenues	110,343	100	83,694	100	26,649	32
Cost of revenues	45,286	41	36,338	43	8,948	25

Gross profit	65,057	59	47,356	57	17,701	37
Operating expenses
Sales and marketing	38,574	35	26,426	32	12,148	46
Research and development	6,965	6	5,251	6	1,714	33
Amortization of intangible assets acquired	684	1	736	1	(52)	(7)
General and administrative	8,334	7	7,302	9	1,032	14

Total operating expenses	54,557	49	39,715	48	14,842	37

Income from operations	10,500	10	7,641	9	2,859	37
Interest expense, net	(392)	(1)	(430)	(1)	38	9
Other (expense) income, net	(277)	—	484	1	(761)	(157)

Income before provision for income taxes	9,831	9	7,695	9	2,136	28
Provision for income taxes	3,491	3	2,337	3	1,154	49

Net income	$6,340	6%	$5,358	6%	$982	18%

Revenues

Total revenues for the three months ended June 30, 2016 increased by $26.6 million, or 32%, to $110.3 million, as compared to revenues of $83.7 million for the three months ended June 30, 2015 (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Product sales in North America	$59,482	$40,727	$18,755	46%
Product sales outside North America	31,075	28,702	2,373	8
Global parts, accessories, service and royalty sales	19,786	14,265	5,521	39

Total revenues	$110,343	$83,694	$26,649	32%

The change in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased $18.8 million, or 46%, from the 2015 period, attributable primarily to sales of SculpSure, to which we have focused increased sales and marketing resources since its September 2015 launch, and, to a significantly lesser extent, increased unit sales of certain other existing products. These sales increases were partially offset by a decline in the number of units sold in certain other products, as a result of normal quarterly shifts in product mix, timing of order qualification and fulfillment, and certain products nearing the ends of their volume life cycle. For the period, revenues from North American product sales of SculpSure meaningfully exceed the amount of the aggregate $18.8 million quarterly increase in revenues from the sale of products in North America. SculpSure was not available for sale in the 2015 period. Average selling prices for our products remained consistent with the 2015 period.

•	Revenues from the sale of products outside of North America increased $2.4 million, or 8%, from the 2015 period. Product sales from our Asia Pacific subsidiaries increased 46% from the 2015 period following the regulatory approvals, and the resulting commencement of sales, of PicoSure in China and SculpSure in Australia in September 2015 and December 2015, respectively. Product sales from our European subsidiaries increased 6% from the 2015 period primarily as a result of an increase in the number of units sold. These were offset by a 17% decrease in our third party distributor product sales from the 2015 period primarily as a result of fewer units sold due to economic weakness throughout our third party distributor territories.

•	Revenues from the sale of parts, accessories, services and royalties increased $5.5 million, or 39%, from the 2015 period primarily due to increases in our accessories sales in the 2016 period as compared to the 2015 period, including SculpSure Patented Applicators for Contouring, which were not available for sale in the 2015 period, and PicoSure FOCUS Lens Arrays. Revenues from our services business, including repairs and contracts, increased over the 2015 period due to our expanded install base. These increases were partially offset by the expiration of Massachusetts General Hospital, or MGH, royalty agreements in the 2016 period.

Cost of Revenues

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Cost of revenues (dollars in thousands)	$45,286	$36,338	$8,948	25%
Cost of revenues (as a percentage of total revenues)	41%	43%

Total cost of revenues increased $8.9 million, or 25%, to $45.3 million for the 2016 period, as compared to $36.3 million for the 2015 period. The increase was primarily associated with our 32% increase in total revenues in the 2016 period compared to the 2015 period. Total cost of revenues as a percentage of total revenues decreased for the 2016 period as compared to the 2015 period due to a higher percentage of product revenue from our distribution in North America, where average selling prices tend to be higher, and increases in accessories sales.

Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Sales and marketing (dollars in thousands)	$38,574	$26,426	$12,148	46%
Sales and marketing (as a percentage of total revenues)	35%	32%

Sales and marketing expenses increased $12.1 million, or 46%, to $38.6 million for the 2016 period, as compared to $26.4 million for the 2015 period. This increase was due to an increase of $4.6 million from increased workshops, trade shows, and other marketing efforts and an increase in payroll and payroll related expenses of $4.2 million as we expanded our SculpSure sales and marketing efforts. Commission expense also increased $3.3 million, as a result of increased product sales. Our total sales and marketing expenses for the 2016 period increased as a percentage of total revenues as compared to the 2015 period, primarily due to the sales and marketing costs associated with SculpSure, which was not available in the 2015 period.

Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Research and development (dollars in thousands)	$6,965	$5,251	$1,714	33%
Research and development (as a percentage of total revenues)	6%	6%

Research and development expenses increased $1.7 million, or 33%, to $7.0 million for the 2016 period, as compared to $5.3 million for the 2015 period. The increase was due to increases in personnel costs of $1.0 million and professional services costs of $0.7 million related to research and development projects to expand our product offerings for new aesthetic indications and treatment areas. Our total research and development expenses as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

Amortization of Intangible Assets Acquired

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Amortization of intangible assets acquired (dollars in thousands)	$684	$736	$(52)	(7)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired decreased $0.1 million, or 7%, for the 2016 period as compared to the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
General and administrative (dollars in thousands)	$8,334	$7,302	$1,032	14%
General and administrative (as a percentage of total revenues)	7%	9%

General and administrative expenses increased $1.0 million, or 14%, to $8.3 million for the 2016 period, as compared to $7.3 million for the 2015 period. The increase is due to increases in payroll and administrative costs of $0.7 million, as well as an increase of $0.3 million in stock-based compensation expense including the performance-based stock unit awards during the 2016 period. Our total general and administrative expenses as a percentage of total revenues decreased in the 2016 period as compared to the 2015 period due to improved operating leverage of our costs and increased revenues.

Interest Expense, net

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Interest expense, net (dollars in thousands)	$(392)	$(430)	$38	9%

The decrease in interest expense, net was primarily due to an increase in interest income from investments resulting from increased cash invested in interest-bearing securities during the 2016 period as compared to the 2015 period.

Other (Expense) Income, net

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Other (expense) income, net (dollars in thousands)	$(277)	$484	$(761)	(157)%

The change in other (expense) income, net was primarily as a result of net foreign currency remeasurement losses in the 2016 period, as compared to net foreign currency remeasurement gains in the 2015 period.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
Provision for income taxes (dollars in thousands)	$3,491	$2,337	$1,154	49%
Provision as a percentage of income before provision for income taxes	36%	30%

The provision for income taxes resulted from a combination of the activities of our U.S. entities and foreign subsidiaries. In the three months ended June 30, 2016, we recorded an income tax provision of $3.5 million, representing an effective tax rate of 36%. The difference between the U.S. federal statutory tax rate and this effective tax rate was primarily attributable to the jurisdictional mix of worldwide earnings, non-deductible expenses, the domestic manufacturing deduction and federal research credits. In the three months ended June 30, 2015, we recorded an income tax provision of $2.3 million, representing an effective tax rate of 30%. The difference between the U.S. federal statutory tax rate and this effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate include the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The following table contains selected statement of operations data, which serves as the basis of the discussion of our results of operations for the six months ended June 30, 2016 and 2015, respectively (in thousands, except for percentages):

	Six Months Ended June 30,
	2016		2015
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$167,613	82%	$125,931	79%	$41,682	33%
Parts, accessories, service and royalty revenues	37,394	18	32,675	21	4,719	14

Total revenues	205,007	100	158,606	100	46,401	29
Cost of revenues	84,530	41	68,477	43	16,053	23

Gross profit	120,477	59	90,129	57	30,348	34
Operating expenses
Sales and marketing	74,165	36	52,122	33	22,043	42
Research and development	14,078	7	11,209	7	2,869	26
Amortization of intangible assets acquired	1,373	1	1,472	1	(99)	(7)
General and administrative	15,910	8	15,632	10	278	2

Total operating expenses	105,526	52	80,435	51	25,091	31

Income from operations	14,951	7	9,694	6	5,257	54
Interest expense, net	(804)	—	(832)	—	28	3
Other income (expense), net	383	—	(1,179)	(1)	1,562	132

Income before provision for income taxes	14,530	7	7,683	5	6,847	89
Provision for income taxes	5,343	3	2,333	2	3,010	129

Net income	$9,187	4%	$5,350	3%	$3,837	72%

Revenues

Total revenues for the six months ended June 30, 2016 increased by $46.4 million, or 29%, to $205.0 million, as compared to revenues of $158.6 million for the six months ended June 30, 2015 (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Product sales in North America	$114,660	$72,005	$42,655	59%
Product sales outside North America	52,953	53,926	(973)	(2)
Global parts, accessories, service and royalty sales	37,394	32,675	4,719	14

Total revenues	$205,007	$158,606	$46,401	29%

The change in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased $42.7 million, or 59%, from the 2015 period, attributable primarily to sales of SculpSure, to which we have focused increased sales and marketing resources since its September 2015 launch, and, to a significantly lesser extent, increased unit sales of certain other existing products. These sales increases were partially offset by a decline in the number of units sold in certain other products, as a result of normal shifts in product mix, timing of order qualification and fulfillment, and certain products nearing the ends of their volume life cycle. For the period, revenues from North American product sales of SculpSure meaningfully exceed the amount of the aggregate $42.7 million increase in revenues from the sale of products in North America. SculpSure was not available in the 2015 period. Average selling prices for our products remained consistent with the 2015 period.

•	Revenues from the sale of products outside of North America decreased $1.0 million, or 2%, from the 2015 period. Third party distributor product sales decreased 21% from the 2015 period primarily as a result of fewer units sold due to economic weakness throughout our third party distributor territories. Product sales from our European subsidiaries decreased 8% from the 2015 period due to economic weakness. These were offset by a 29% increase in product sales from our Asia Pacific subsidiaries from the 2015 period following the regulatory approvals, and the resulting commencement of sales, of PicoSure in China and SculpSure in Australia in September 2015 and December 2015, respectively.

•	Revenues from the sale of parts, accessories, services and royalties increased $4.7 million, or 14%, from the 2015 period primarily due to increases in our accessories sales in the 2016 period as compared to the 2015 period, including SculpSure Patented Applicators for Contouring, which were not available for sale in the 2015 period. Revenues from our services business, including repairs and contracts, increased over the 2015 period due to our expanded install base. These increases were partially offset by the final $3.0 million settlement payment received from Tria Beauty, Inc. in the 2015 period and the expiration of MGH royalty agreements in the 2016 period.

Cost of Revenues

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Cost of revenues (dollars in thousands)	$84,530	$68,477	$16,053	23%
Cost of revenues (as a percentage of total revenues)	41%	43%

Total cost of revenues increased $16.1 million, or 23%, to $84.5 million for the 2016 period, as compared to $68.5 million for the 2015 period. The increase was primarily associated with our 29% increase in total revenues in the 2016 period compared to the 2015 period. Total cost of revenues as a percentage of total revenues decreased for the 2016 period as compared to the 2015 period due to a higher percentage of product revenue from our distribution in North America, where average selling prices tend to be higher, and increases in accessories sales.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Sales and marketing (dollars in thousands)	$74,165	$52,122	$22,043	42%
Sales and marketing (as a percentage of total revenues)	36%	33%

Sales and marketing expenses increased $22.0 million, or 42%, to $74.2 million for the 2016 period, as compared to $52.1 million for the 2015 period. The increase was due to an increase of $8.2 million from increased workshops, trade shows, and other marketing efforts and an increase in payroll and payroll related expenses of $8.0 million as we expanded our SculpSure sales and marketing efforts. Commission expense also increased $5.8 million as a result of increased product sales. Our total sales and marketing expenses for the 2016 period increased as a percentage of total revenues as compared to the 2015 period, primarily due to the sales and marketing costs associated with SculpSure, which was not available in the 2015 period.

Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Research and development (dollars in thousands)	$14,078	$11,209	$2,869	26%
Research and development (as a percentage of total revenues)	7%	7%

Research and development expenses increased $2.9 million, or 26%, to $14.1 million for the 2016 period, as compared to $11.2 million for the 2015 period. The increase was due to increases in personnel costs of $1.5 million and professional services costs of $1.4 million related to research and development projects to expand our product offerings for new aesthetic indications and treatment areas. Our total research and development expenses as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

Amortization of Intangible Assets Acquired

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Amortization of intangible assets acquired (dollars in thousands)	$1,373	$1,472	$(99)	(7)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired decreased $0.1 million, or 7%, for the 2016 period as compared to the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
General and administrative (dollars in thousands)	$15,910	$15,632	$278	2%
General and administrative (as a percentage of total revenues)	8%	10%

General and administrative expenses increased $0.3 million, or 2%, to $15.9 million for the 2016 period, as compared to $15.6 million for the 2015 period. The increase is due to an increase of $0.3 million in stock-based compensation expense including the performance-based stock unit awards during the 2016 period. Our total general and administrative expenses as a percentage of total revenues decreased in the 2016 period as compared to the 2015 period due to improved operating leverage of our costs and increased revenues.

Interest Expense, net

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Interest expense, net (dollars in thousands)	$(804)	$(832)	$28	3%

The decrease in interest expense, net was primarily due to an increase in interest income from investments resulting from increased cash invested in interest-bearing securities during the 2016 period as compared to the 2015 period.

Other Income (Expense), net

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Other income (expense), net (dollars in thousands)	$383	$(1,179)	$1,562	132%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the 2016 period, as compared to net foreign currency remeasurement losses in the 2015 period.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
Provision for income taxes (dollars in thousands)	$5,343	$2,333	$3,010	129%
Provision as a percentage of income before provision for income taxes	37%	30%

The provision for income taxes resulted from a combination of the activities of our U.S. entities and foreign subsidiaries. In the six months ended June 30, 2016, we recorded an income tax provision of $5.3 million, representing an effective tax rate of 37%. The difference between the U.S. federal statutory tax rate and the effective tax rate impacted by a discrete tax provision of $0.2 million recorded in the first quarter of 2016 related to the impact of tax law changes enacted during that quarter and certain foreign audit settlements. Other factors resulting in differences between the U.S. federal statutory tax rate and this effective tax rate include the jurisdictional mix of worldwide earnings, non-deductible expenses, the domestic manufacturing deduction and federal research credits. In the six months ended June 30, 2015, we recorded an income tax provision of $2.3 million, representing an effective tax rate of 30%. The difference between the U.S. federal statutory tax rate and this effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan KK. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate include the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

At June 30, 2016, our cash, cash equivalents and short and long-term marketable securities were $210.3 million. Our cash and cash equivalents of $126.3 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $44.1 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by June 15, 2017. Our long-term marketable securities of $39.9 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by June 29, 2018.

At June 30, 2016, $12.5 million of cash and cash equivalents was held by our foreign subsidiaries, which we expect will be used primarily to fund working capital requirements, service existing obligations and invest in efforts to secure future business. We have provided U.S. deferred income taxes on approximately $2.7 million of unremitted earnings at our foreign subsidiaries, which are not deemed to be indefinitely reinvested, as they are not necessary to fund existing business needs of our subsidiaries.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the six months ended June 30, 2016 and 2015, we purchased $7.6 and $4.0 million, respectively, of property and equipment. During the six months ended June 30, 2016 and 2015, we transferred $4.0 million and $3.3 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the remainder of 2016 will increase compared to the 2015 period.

In February 2016, we announced that our board of directors had authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the six months ended June 30, 2016, we did not repurchase any shares of our common stock under this program.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows

Net cash provided by operating activities was $16.0 million for the six months ended June 30, 2016. This resulted primarily from $9.2 million in net income for the period and approximately $15.0 million in depreciation, amortization and stock-based compensation. Net changes in working capital items decreased cash from operating activities by approximately $11.1 million, primarily related to increases in inventory as well as decreases in accounts payable and accrued expenses, partially offset by an increase in deferred revenue and a decrease in accounts receivable. Net cash used in investing activities was $18.8 million for the six months ended June 30, 2016, which consisted primarily of purchases of marketable securities of $37.8 million as well as purchases of property and equipment of $7.6 million offset by the net proceeds from the sale and maturities of marketable securities of $26.8 million. Net cash provided by financing activities during the six months ended June 30, 2016 was $20.6 million, primarily related to proceeds from stock option exercises.

Net cash used in operating activities was $0.9 million for the six months ended June 30, 2015. This resulted primarily from net changes in working capital items decreasing cash from operating activities by approximately $23.6 million driven by increases in inventory, accounts receivable and prepaid expenses and decreases in accrued expenses. This was partially offset by approximately $5.4 million in net income for the period and $13.2 million in depreciation, amortization and stock-based compensation expense for the period. Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2015, which consisted primarily of net proceeds from the sales and maturities of marketable securities of $22.4 million partially offset by purchases of marketable securities of $17.3 million and purchases of property and equipment of $4.0 million. Net cash provided by financing activities during the six months ended June 30, 2015 was $17.5 million, primarily related to proceeds from stock option exercises.

Contractual Obligations

As of June 30, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies as of June 30, 2016.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by June 29, 2018. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not use derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	June 30, 2016	Future Maturities in 2016	Future Maturities in 2017	Future Maturities in 2018
Investments (at fair value)	$84,018	$19,243	$41,368	$23,407
Weighted average interest rate	0.61%	0.42%	0.59%	0.78%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 38% of our total international revenues during the six months ended June 30, 2016. Substantially all of the remaining 62% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of the year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SmartLipo Litigation

On May 2, 2016, Susan Lovell Ficken and certain other named plaintiffs, individually and on behalf of a putative class, filed a complaint against us in Missouri state court seeking monetary and punitive damages, injunctive relief, costs and attorneys’ fees. The matter was removed to the U.S. District Court for the Western District of Missouri - Central Division on June 3, 2016. The amended complaint, filed on June 27, 2016, alleges that the SmartLipo laser was unlawfully marketed by us and third parties, giving rise to alleged violations of the Missouri Merchandising Practice Act. It seeks to assert claims on behalf of all individuals who purchased a SmartLipo procedure in Missouri. On July 11, 2016, we filed a motion to dismiss the entire action as we believe the claims are without merit and that we have meritorious defenses.

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

We have revised our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2015. We have denoted with an asterisk (*) those risk factors that have been materially revised. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 13.

Risks Related to Our Business and Industry

We have incurred net losses in prior periods.

Although we were profitable in the first and second quarters of 2016 and for the full 2015 and 2014 years, we incurred losses in the first quarter of 2015 and in 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Syneron Medical, and ZELTIQ Aesthetics, as well as several smaller specialized private companies, such as Alma Lasers (acquired in 2013 by Shanghai Fosun Pharmaceutical) and Lumenis. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 32% of our product revenues from sales outside North America for the six months ended June 30, 2016. We derived 39%, 48%, and 48% of our product revenues from sales outside North America for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 38% of our revenues outside of North America for the six months ended June 30, 2016 and 46% of our revenues outside of North America for the year ended December 31, 2015 were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. We incurred a loss on foreign currency of $1.8 million in 2015, which was recorded as other expense, net within our consolidated statement of operations. This was primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen, Australian dollar and Chinese yuan.

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

*We may be unable to attract and retain management and other personnel we need to succeed.

        Our success depends on the services of our senior management and other key research and development, manufacturing, sales and marketing employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. We consider retaining Michael R. Davin, our chief executive officer, key to our efforts to develop, sell and market our products and remain competitive. We have entered into an employment agreement with Mr. Davin; however, the employment agreement is terminable by him on short notice and may not ensure his continued service with our company. In May 2016, Timothy W. Baker, our president, chief operating officer and chief financial officer, notified us that he plans to retire to pursue philanthropic interests. We have initiated a search for a chief financial officer, and Mr. Baker plans to remain with us through the succession to help achieve a smooth transition. Mr. Davin was appointed president. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees, including a new chief financial officer, and we cannot be certain that we will be able to do so.

We may seek to acquire companies or technologies, which could disrupt our ongoing business, divert the attention of our management and employees and adversely affect our results of operations.

We may, from time to time, evaluate potential strategic acquisitions of other complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify suitable future acquisition candidates, consummate acquisitions on favorable terms or complete otherwise favorable acquisitions because of antitrust or other regulatory concerns. We cannot assure you that the acquisitions we have completed, including our 2014 acquisition of substantially all of the assets of Ellman International, Inc., or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. The integration of these businesses may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

Our stock price has fluctuated substantially, and we expect it will continue to do so.

Our Class A common stock price has fluctuated substantially in recent years, and we expect it will continue to do so. From January 1, 2012 through July 28, 2016, our Class A common stock has traded as high as $55.94 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on a single contract manufacturer, Columbia Electrical Contractors, Inc., in the United States for the subassembly of certain products that we manufacture and sell, and for the manufacturing of certain products that we sell, and to which a significant portion of our revenues are attributable to these products. We depend on El.En. S.p.A., or El.En., for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze, and PrecisionTx systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En., please see the discussion on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2015. We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:YAG rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:YAG rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third party supplier assembles and tests many of the components and subassemblies for our Elite and Cynergy product families. We use diode laser bars from Coherent to manufacture our Vectus laser, and we use diode laser modules from Dilas to manufacture our SculpSure laser system. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

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

In the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 11% of our product revenue for the six months ended June 30, 2016. Sales of our aesthetic treatment systems by third party distributors represented 17%, 21% and 25% of our product revenue for 2015, 2014 and 2013, respectively.

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

*Provisions in our corporate charter documents and under Delaware law may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Several provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	the classification of the members of our board of directors until our 2019 annual meeting of stockholders, at which point the full board of directors will be declassified and each director will be elected on an annual basis;

•	limitations on the removal of our directors until our 2019 annual meeting of stockholders, after which our directors may be removed with or without cause by the affirmative vote of the holders of a majority of our shares of capital stock entitled to vote;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

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

Our products may infringe, or it may be claimed that they infringe, patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both, as we did in a 2006 patent license agreement with Palomar Medical Technologies, Inc. Such licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Our products are classified as medical devices and are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other federal, state and local authorities. These regulations relate to manufacturing, design, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process often takes from three to 12 months. The FDA may require us to withdraw an application if they cannot make a determination that the device is substantially equivalent according to the regulations. In such situations, we may re-submit the 510(k) application with additional data for reconsideration or we may determine not to commercialize the device or the new indication for use. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application, or PMA, is submitted to the FDA until an approval is obtained.

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

Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to any of our then-previously-cleared products, by either imposing more strict requirements on when a new 510(k) clearance for a modification to a previously-cleared product must be submitted or applying more onerous review criteria to such submissions. In 2011, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The 2011 draft guidance was ultimately withdrawn as the result of the Food and Drug Administration Safety and Innovation Act. As a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. However, the FDA may seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

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

We are also required to follow detailed recordkeeping requirements for all company-initiated medical device corrections and removals and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. We may initiate voluntary recalls involving our products for which we receive regulatory clearance or approval in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. Recalls of any of our products for which we receive regulatory clearance or approval in the future would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to enforcement actions or liability claims, and may be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. For example, the FDA proposed changing its standards for determining when a medical device modification must receive premarket clearance or approval. Although Congress objected to these revised standards, it is possible that the FDA will seek to implement these or similar changes in the future.

In addition, most of the products and systems that we sell became subject in 2013 to an excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. Although this excise tax has been suspended for 2016 and 2017, we believe this excise tax could harm our future sales and profitability.

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

In February 2016, we announced that our board of directors had authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the six months ended June 30, 2016, we did not repurchase any shares of our common stock under this program.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

10.1	Seventh Amendment to the Lease, dated April 29, 2016, between the Company and Curo Westford, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016)

10.2	Extension of Dates to Seventh Amendment of the Lease, dated June 30, 2016, between the Company and Curo Westford, LLC

10.3†	Exclusive Distribution Agreement, dated November 14, 2014, between the Company and El.En. S.p.A.

10.4	Restated and Amended External Manufacturing Agreement, dated April 25, 2016, between the Company and Columbia Electrical Contractors, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: August 5, 2016	By:	/S/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President and Chief Executive Officer

Date: August 5, 2016	By:	/S/ TIMOTHY W. BAKER
Timothy W. Baker
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

10.1	Seventh Amendment to the Lease, dated April 29, 2016, between the Company and Curo Westford, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016)

10.2	Extension of Dates to Seventh Amendment of the Lease, dated June 30, 2016, between the Company and Curo Westford, LLC

10.3†	Exclusive Distribution Agreement, dated November 14, 2014, between the Company and El.En. S.p.A.

10.4	Restated and Amended External Manufacturing Agreement, dated April 25, 2016, between the Company and Columbia Electrical Contractors, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.