Form 10-Q
period 2016-09-30
CYNOSURE INC
filed 2016-11-07
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A common stock as of October 31, 2016:

Class	Number of Shares
Class A Common Stock, $0.001 par value	23,858,441

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

EX-32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101 The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

PART I — Financial Information

Item 1.	Financial Statements

Cynosure, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)

	(Unaudited) September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$130,997	$108,587
Short-term marketable securities	41,100	35,412
Accounts receivable, net	40,827	42,012
Inventories	83,926	79,768
Prepaid expenses and other current assets	29,741	21,356

Total current assets	326,591	287,135

Property and equipment, net	45,858	39,706
Long-term marketable securities	42,167	38,761
Goodwill	105,865	105,807
Intangibles, net	37,859	44,317
Deferred tax asset	14,664	17,882
Other assets	1,057	1,002

Total assets	$574,061	$534,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,406	$33,885
Accrued expenses	49,778	45,616
Deferred revenue	21,278	24,803
Capital lease obligation	958	741

Total current liabilities	98,420	105,045

Capital lease obligation, net of current portion	16,974	17,372
Deferred revenue, net of current portion	1,099	903
Other noncurrent liability	6,354	6,888
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Class A and Class B common stock, $0.001 par value
Authorized — 61,500 Class A shares and no Class B shares at September 30, 2016
Authorized — 61,500 Class A shares and 8,500 Class B shares at December 31, 2015
Issued — 25,223 Class A shares and no Class B shares at September 30, 2016
Issued — 24,327 Class A shares and no Class B shares at December 31, 2015	25	24
Additional paid-in capital	420,225	387,161
Retained earnings	69,131	55,781
Accumulated other comprehensive loss	(5,063)	(5,460)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	451,214	404,402

Total liabilities and stockholders’ equity	$574,061	$534,610

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenues	$87,613	$64,644	$255,226	$190,575
Parts, accessories, service and royalty revenues	18,773	13,770	56,167	46,445

Total revenues	106,386	78,414	311,393	237,020
Cost of revenues	43,576	34,009	128,106	102,486

Gross profit	62,810	44,405	183,287	134,534
Operating expenses:
Sales and marketing	38,090	26,828	112,255	78,950
Research and development	7,210	5,514	21,288	16,723
Amortization of intangible assets acquired	684	736	2,057	2,208
General and administrative	8,664	6,492	24,574	22,124

Total operating expenses	54,648	39,570	160,174	120,005

Income from operations	8,162	4,835	23,113	14,529
Interest expense, net	(377)	(428)	(1,181)	(1,260)
Other income (expense), net	245	(216)	628	(1,395)

Income before provision for income taxes	8,030	4,191	22,560	11,874
Provision for income taxes	3,867	962	9,210	3,295

Net income	$4,163	$3,229	$13,350	$8,579

Basic net income per share	$0.18	$0.14	$0.58	$0.39

Diluted net income per share	$0.17	$0.14	$0.57	$0.38

Basic weighted average common shares outstanding	23,536	22,580	23,195	22,167

Diluted weighted average common shares outstanding	23,945	22,880	23,607	22,539

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,163	$3,229	$13,350	$8,579

Other comprehensive (loss) income components:
Cumulative translation adjustment	17	(516)	404	(1,605)
Unrealized (loss) gain on marketable securities	(71)	37	(7)	43

Total other comprehensive (loss) income	(54)	(479)	397	(1,562)

Comprehensive income	$4,109	$2,750	$13,747	$7,017

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$13,350	$8,579
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	15,536	14,343
Stock-based compensation expense	7,008	5,683
Loss on disposal of fixed assets	252	15
Noncash interest expense on capital lease obligations	1,402	1,271
Noncash interest expense on license transfer agreement	140	148
Deferred income taxes	3,083	1,590
Net accretion of marketable securities	1,910	1,609
Tax benefit from stock option exercises	(3,258)	(1,309)
Changes in operating assets and liabilities:
Accounts receivable	1,368	(3,391)
Inventories	(8,905)	(20,018)
Net book value of demonstration inventory sold	525	298
Prepaid expenses and other current assets	(5,040)	(3,889)
Accounts payable	(7,495)	1,339
Accrued expenses	3,897	(1,345)
Deferred revenue	(3,394)	5,380
Other noncurrent liabilities	(502)	(179)

Net cash from operating activities	19,877	10,124
Investing activities:
Purchases of property and equipment	(10,553)	(8,101)
Proceeds from the sales and maturities of marketable securities	45,981	35,247
Purchases of marketable securities	(56,993)	(50,403)
Increase in other noncurrent assets	(20)	(29)

Net cash from investing activities	(21,585)	(23,286)
Financing activities:
Excess tax benefit on options exercised	3,258	1,309
Proceeds from stock option exercises	22,797	17,745
Payments on capital lease obligation	(1,753)	(179)

Net cash from financing activities	24,302	18,875
Effect of exchange rate changes on cash and cash equivalents	(184)	561

Net increase in cash and cash equivalents	22,410	6,274
Cash and cash equivalents, beginning of the period	108,587	75,131

Cash and cash equivalents, end of the period	$130,997	$81,405

Supplemental cash flow information
Cash paid for interest	$14	$13

Cash paid for income taxes	$7,149	$2,915

Supplemental noncash investing and financing activities
Transfer of demonstration equipment from inventory to fixed assets	$5,084	$4,970

Assets acquired under capital lease	$161	$273

Net effect of acquisition-related opening balance sheet adjustments	$—	$143

The accompanying notes are an integral part of these consolidated financial statements.

Cynosure, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Cynosure, Inc. (Cynosure) for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Note 2 — Stock-Based Compensation

Cynosure recorded stock-based compensation expense of $2.4 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively. Cynosure recorded stock-based compensation expense of $7.0 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, respectively, Cynosure had $31,000 and $29,000 of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$118	$96	$351	$244
Sales and marketing	663	541	1,944	1,511
Research and development	356	308	1,070	857
General and administrative	1,215	1,004	3,643	3,071

Total stock-based compensation expense	$2,352	$1,949	$7,008	$5,683

Cash received from option exercises was $22.8 million and $17.7 million during the nine months ended September 30, 2016 and 2015, respectively.

Cynosure has been increasingly using restricted stock units as an equity incentive award for employees. Cynosure granted 158,613 and 86,618 restricted stock units to employees during the nine months ended September 30, 2016 and 2015, respectively, at the fair market value of its common stock on the date of grant and which vest annually over a three-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the three-year period.

Cynosure granted 25,425 and 16,685 restricted stock units to non-employee directors during the nine months ended September 30, 2016 and 2015, respectively, at a fair market value of its common stock on the date of grant and which vest quarterly over a one-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the one-year period.

Cynosure implemented a performance-based equity compensation program in 2016. Cynosure granted 58,981 performance-based stock units during the nine months ended September 30, 2016 to employees at the fair market value of its common stock on the date of grant and which vest annually over a three-year period based on continued performance of services and the achievement of performance goals. If Cynosure’s consolidated cumulative revenue and EBITDA exceeds defined thresholds for the one, two and three-year periods beginning on January 1, 2016 and ending December 31, 2016, December 31, 2017 and December 31, 2018, respectively, the performance-based stock units will vest on the date which is the earlier of (i) the financial earnings release for the year following the year in which the performance period ended or (ii) a determination by the audit committee of the board of directors that the performance target has been achieved. Cynosure recognizes compensation expense for performance targets when the probability of achieving such targets is considered probable and is recognizing related compensation expense on a straight-line basis over the period from the date of grant through the expected vest dates. Cynosure reevaluates at each reporting period whether the performance targets are probable of achievement and, if at any point in time, Cynosure believes that achieving a performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized compensation expense prospectively.

Cynosure did not grant any stock options during the nine months ended September 30, 2016. Cynosure granted options to purchase 452,499 shares of common stock during the nine months ended September 30, 2015. Cynosure uses the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2015 was $12.40, using the following assumptions:

Nine Months Ended September 30, 2015
Risk-free interest rate	1.39% - 1.72%
Expected dividend yield	—
Expected term	4.8 years
Expected volatility	42% - 43%
Estimated forfeiture rate	5%

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

Note 3 — Inventories

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$19,559	$22,569
Work in process	2,360	3,317
Finished goods	62,007	53,882

	$83,926	$79,768

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,690	$—	$—	$5,690
Treasuries and government agencies (2)	—	30,231	—	30,231
State and municipal bonds	—	54,536	—	54,536

Total	$5,690	$84,767	$—	$90,457

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,785	$—	$—	$5,785
State and municipal bonds	—	59,786	—	59,786
Treasuries and government agencies	—	14,387	—	14,387

Total	$5,785	$74,173	$—	$79,958

(1)	Included in cash and cash equivalents at September 30, 2016 and December 31, 2015, as applicable.
(2)	$1.5 million included in cash and cash equivalents at September 30, 2016.

During the nine months ended September 30, 2016, there were no significant transfers in or out of Level 1 or Level 2. Cynosure did not have any Level 3 financial assets at September 30, 2016 or December 31, 2015.

Note 5 — Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at September 30, 2016 consist of approximately $84.8 million of investments in debt securities consisting of state and municipal bonds, treasuries and government agencies. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of September 30, 2016, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Cash equivalents:
Treasuries and government agencies	$1,500	$1,500	$—	$—

Total cash equivalents	$1,500	$1,500	$—	$—

Short-term marketable securities:
State and municipal bonds	$32,044	$32,072	$—	$(28)
Treasuries and government agencies	9,056	9,056	1	(1)

Total short-term marketable securities	$41,100	$41,128	$1	$(29)

Long-term marketable securities:
State and municipal bonds	$22,492	$22,546	$—	$(54)
Treasuries and government agencies	19,675	19,680	2	(7)

Total long-term marketable securities	$42,167	$42,226	$2	$(61)

Total available-for-sale securities	$84,767	$84,854	$3	$(90)

Total marketable securities	$83,267

As of December 31, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$33,914	$33,923	$—	$(9)
Treasuries and government agencies	1,498	1,500	—	(2)

Total short-term marketable securities	$35,412	$35,423	$—	$(11)

Long-term marketable securities:
State and municipal bonds	$25,872	$25,916	$1	$(45)
Treasuries and government agencies	12,889	12,914	—	(25)

Total long-term marketable securities	$38,761	$38,830	$1	$(70)

Total available-for-sale securities	$74,173	$74,253	$1	$(81)

Total marketable securities	$74,173

As of September 30, 2016, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

	Total	Maturities
		Less Than One Year	One to Five Years	More than Five Years
State and municipal bonds	$54,536	$32,044	$22,492	$—
Treasuries and government agencies	30,231	10,556	19,675	—

Total available-for-sale debt securities	$84,767	$42,600	$42,167	$—

Note 6 — Goodwill and Other Intangible Assets

Changes to goodwill during the nine months ended September 30, 2016 were as follows (in thousands):

Balance — December 31, 2015	$105,807
Translation adjustment	58

Balance — September 30, 2016	$105,865

Other intangible assets consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
September 30, 2016
Cost	$28,541	$384	$16,459	$18,370	$1,353	$65,107
Translation adjustment	—	—	(32)	—	—	$(32)
Accumulated amortization	(17,719)	(242)	(5,763)	$(3,179)	$(313)	$(27,216)

Balance, September 30, 2016	$10,822	$142	$10,664	$15,191	$1,040	$37,859

December 31, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(42)	—	—	(42)
Accumulated amortization	(14,055)	(232)	(7,799)	(2,518)	(122)	(24,726)

Balance, December 31, 2015	$15,185	$152	$11,877	$15,872	$1,231	$44,317

Amortization expense related to developed technology and patents is classified as a component of cost of revenues. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets acquired. Amortization expense related to business licenses and other is classified as a component of general and administrative expenses.

Amortization expense for the three months ended September 30, 2016 and 2015 was $2.2 million and $2.3 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $6.5 million and $6.9 million, respectively. Cynosure has approximately $56,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of September 30, 2016, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Remainder of 2016	$2,152
2017	6,624
2018	5,108
2019	3,373
2020	2,923
2021 and thereafter	17,623

Total	$37,803

Note 7 — Warranty Costs

Cynosure typically provides a one-year system and labor warranty on end-user sales of systems. Distributor sales of systems generally include a one-year warranty on systems only. These one-year warranty obligations are limited, in their exclusive options, to repair or replace parts and materials which prove to be defective, and do not contain any service performance obligations. Estimated future costs for initial product warranties are provided for at the time of revenue recognition and recorded as cost of revenues within Cynosure’s consolidated statement of operations. The following table provides the detail of the change in Cynosure’s product warranty accrual during the nine months ended September 30, 2016, which is a component of accrued expenses in the consolidated balance sheets (in thousands):

Balance — December 31, 2015	$8,841
Warranty provision related to new sales	13,878
Costs incurred	(12,332)

Balance — September 30, 2016	$10,387

Note 8 — Segment Information

In accordance with Accounting Standards Codification (ASC) 280, Segment Reporting Topic, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Cynosure’s chief operating decision maker, as defined under ASC 280, is a combination of the Chief Executive Officer and the Chief Financial Officer. Cynosure views its operations and manages its business as one segment, aesthetic treatment products and services.

The following table represents total revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
United States	$67,434	$47,341	$204,239	$136,988
Europe	8,785	8,470	28,679	29,572
Asia / Pacific	22,613	16,217	59,568	51,175
Other	7,554	6,386	18,907	19,285

Total	$106,386	$78,414	$311,393	$237,020

Total assets by geographic area are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
United States	$533,402	$497,007
Europe	21,643	22,204
Asia / Pacific	25,530	21,139
Eliminations	(6,514)	(5,740)

Total	$574,061	$534,610

Long-lived assets (property and equipment only) by geographic area are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
United States	$40,378	$35,185
Europe	1,812	1,641
Asia / Pacific	3,668	2,880

Total	$45,858	$39,706

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

A reconciliation of basic and diluted shares is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,163	$3,229	$13,350	$8,579

Basic weighted average common shares outstanding	23,536	22,580	23,195	22,167
Weighted average common equivalent shares	409	300	412	372

Diluted weighted average common shares outstanding	23,945	22,880	23,607	22,539

Basic net income per share	$0.18	$0.14	$0.58	$0.39

Diluted net income per share	$0.17	$0.14	$0.57	$0.38

For the three and nine months ended September 30, 2016, approximately 3,000 and 93,000 shares of Cynosure’s Class A common stock issuable pursuant to stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

For the three and nine months ended September 30, 2015, approximately 0.5 million and 1.1 million shares of Cynosure’s Class A common stock issuable pursuant to stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

Note 10 — Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2016 were as follows (in thousands):

	Unrealized Loss on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance — December 31, 2015	$(49)	$(5,411)	$(5,460)
Current period other comprehensive gain	(7)	404	397

Balance — September 30, 2016	$(56)	$(5,007)	$(5,063)

Note 11 — Income Taxes

During the three and nine months ended September 30, 2016, Cynosure recorded an income tax provision of $3.9 million and $9.2 million, respectively, representing an effective tax rate of 48% and 41%, respectively. The income tax provision for the three and nine months ended September 30, 2016 was primarily attributable to applying Cynosure’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes. For the nine months ended September 30, 2016, the tax provision includes a $0.5 million discrete tax provision related to the impact of tax law changes enacted during the period, certain foreign audit settlements, and a provision to return differences. Other factors resulting in differences between the U.S. federal statutory tax rate and the effective tax rate include the jurisdictional mix of worldwide earnings, non-deductible expenses, the domestic manufacturing deduction, and federal research credits.

During the three and nine months ended September 30, 2015, Cynosure recorded an income tax provision of $1.0 million and $3.3 million, respectively, representing an effective tax rate of 23% and 28%, respectively. The income tax provision for the three and nine months ended September 30, 2015 was primarily attributable to applying Cynosure’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes. The estimated annual effective tax rate was favorably impacted by the jurisdictional mix of worldwide earnings and the domestic manufacturing deduction, and unfavorably impacted by non-deductible expenses. The difference between the U.S. federal statutory tax rate and the effective tax rate was primarily attributable to a discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan K.K. that was recorded in the second quarter of 2015, as well as a discrete tax benefit of $0.5 million that was principally due to an increase in 2014 federal and state research credits that was recorded in the third quarter of 2015.

At September 30, 2016 and December 31, 2015, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013. With few exceptions, Cynosure is no longer subject to U.S. state tax examinations for years before 2012. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by tax authorities for years before 2011.

Note 12 — Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain foreign facilities under non-cancellable operating lease agreements expiring through May 2027. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the three and nine months ended September 30, 2016 was approximately $0.6 million and $1.6 million, respectively. Rent expense for the three and nine months ended September 30, 2015 was approximately $0.5 million and $1.5 million, respectively.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2027. Commitments under Cynosure’s lease arrangements are as follows as of September 30, 2016 (in thousands):

	Operating Leases	Capital Leases
Remainder of 2016	$593	$716
2017	2,070	2,837
2018	1,760	2,732
2019	1,453	2,662
2020	594	2,643
Thereafter	2,248	18,348

Total minimum lease payments	$8,718	$29,938

Less amount representing interest		(12,006)

Present value of obligations under capital leases		$17,932
Current portion of capital lease obligations		958

Capital lease obligations, net of current portion		$16,974

In April and June 2016, Cynosure executed amendments to its U.S. operating facility lease, and these amendments became effective in October 2016. These amendments, among other things, extend the lease period for an additional year, provide additional rental space and require additional base rent of $5.7 million over the remaining life of the lease.

Contractual Obligations

Cynosure’s significant outstanding contractual obligations relate to its capital leases from its facilities leases, including the buildings portion of its U.S. operating facility, and equipment financings. Cynosure’s leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Cynosure has summarized in the table below its fixed contractual cash obligations as of September 30, 2016.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Capital lease obligations, including interest	$29,938	$2,845	$5,437	$5,363	$16,293
Operating leases	8,718	2,144	3,368	1,209	1,997

Total contractual obligations	$38,656	$4,989	$8,805	$6,572	$18,290

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

On July 27, 2016, ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure in the U.S. District Court for the District of Massachusetts. The plaintiff alleges that Cynosure violated the federal Telephone Consumer Protection Act (TCPA) by sending fax advertisements that did not comply with statutory and Federal Communications Commission (FCC) requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future, and by sending unsolicited fax advertisements. The complaint seeks damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. The TCPA provides for statutory damages of $500 per violation and gives courts the discretion to increase that amount up to $1,500 for knowing and willful violations. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9, and on October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages under Chapter 93A on an individual basis. To date, the plaintiff has not moved to amend the complaint to assert a claim under Chapter 93A. Cynosure and the plaintiff have agreed to explore a possible class settlement of the litigation in a mediation to be held in late 2016, and on October 12, 2016, the court stayed the case until January 11, 2017 to allow the parties to mediate without litigation. Based on preliminary estimates, Cynosure believes the aggregate number of faxes sent in the four years prior to the lawsuit to be approximately 835,000.

Cynosure has not recorded a liability in respect of this matter, and at this time it cannot estimate the possible loss or range of losses that it may incur in respect of this matter. Cynosure is unable to make such an estimate because, among other reasons, the proceedings are at an early stage and other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own facts and circumstances. In addition, Cynosure believes that the outcome of litigation currently pending before the U.S. Court of Appeals for the D.C. Circuit (Bais Yaakov of Spring Valley, et al. v. FCC) may have a significant impact on the outcome of this matter. In that case, the outcome of which Cynosure cannot predict, other companies are challenging the validity of an FCC regulation that requires certain opt out information to be included in fax promotions sent to recipients who had given permission to receive them. Cynosure has also applied to the FCC for a retroactive waiver from that requirement, which if approved, would exempt Cynosure from that requirement through April 30, 2015. The FCC’s ability to issue such waivers is also before the U.S. Court of Appeals for the D.C. Circuit in the Bais Yaakov matter, and in any event there can be no assurance that Cynosure’s application will be granted.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Cynosure has concluded that if this standard had been adopted as of September 30, 2016, substantial doubt about its ability to continue as a going concern does not exist.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Cynosure elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as net noncurrent assets in its consolidated balance sheets as of September 30, 2016 and December 31, 2015.

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

Revenues

We generate revenues primarily from sales of our non-invasive and minimally invasive laser and light-based aesthetic treatment systems, as well as RF energy based surgical and aesthetic systems, which we refer to collectively as our product sales. We also generate revenues from sales of parts and accessories, from services, including product warranty revenues, and from royalty payments received from our licensees. Our business model generally does not involve separate contracts entered into at or near the same time; nor does our business model involve incremental future discounts offered to the same customer. We do not offer a right of cancellation, termination, refund or return. During the nine months ended September 30, 2016, we derived approximately 82% of our revenues from sales of our products and 18% of our revenues from parts, accessories, service and royalty revenues. During the nine months ended September 30, 2015, we derived approximately 80% of our revenues from sales of our products and 20% of our revenues from parts, accessories, service and royalty revenues.

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

VSOE is based on the relative sales price based on separate stand-alone sales of our elements. Revenues associated with products and accessories are recognized when shipped. Accessories are predominantly shipped with the aesthetic treatment system when sold with the product. Revenues associated with extended warranties are deferred and recognized ratably over the extended warranty period, which is generally one year. The relative sales prices of extended warranties are based on the actual pricing of service contracts purchased on a standalone basis at a later time, normally at the end of the standard warranty period. We do not separately price the extended warranty; rather, we offer a bundled price for the aesthetic treatment system and extended warranty, and we allocate revenue among the elements based on their VSOE of fair value.

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the nine months ended September 30, 2016 and 2015, we derived 32% and 40% of our revenues, respectively, from sales outside North America. As of September 30, 2016, we had 157 sales employees covering North America and 57 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We use a global distribution network covering approximately 120 countries.

The following table provides revenue data by geographical region for the nine months ended September 30, 2016 and 2015:

	Percentage of Revenues
	Nine Months Ended September 30,
Region	2016	2015
North America	68%	60%
Europe	9	12
Asia/Pacific	19	22
Other	4	6

Total	100%	100%

See Note 8 to our consolidated financial statements included in this Quarterly Report for revenues and asset data by geographic region.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended September 30, 2016 and 2015, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				$ Change	% Change
	2016		2015
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$87,613	82%	$64,644	82%	$22,969	36%
Parts, accessories, service and royalty revenues	18,773	18	13,770	18	5,003	36

Total revenues	106,386	100	78,414	100	27,972	36
Cost of revenues	43,576	41	34,009	43	9,567	28

Gross profit	62,810	59	44,405	57	18,405	41
Operating expenses
Sales and marketing	38,090	36	26,828	34	11,262	42
Research and development	7,210	6	5,514	7	1,696	31
Amortization of intangible assets acquired	684	1	736	1	(52)	(7)
General and administrative	8,664	8	6,492	9	2,172	33

Total operating expenses	54,648	51	39,570	51	15,078	38

Income from operations	8,162	8	4,835	6	3,327	69
Interest expense, net	(377)	—	(428)	(1)	51	12
Other income (expense), net	245	—	(216)	—	461	213

Income before provision for income taxes	8,030	8	4,191	5	3,839	92
Provision for income taxes	3,867	4	962	1	2,905	302

Net income	$4,163	4%	$3,229	4%	$934	29%

Revenues

Total revenues for the three months ended September 30, 2016 increased by $28.0 million, or 36%, to 106.4 million, as compared to revenues of $78.4 million for the three months ended September 30, 2015 (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
Product sales in North America	$58,197	$40,805	$17,392	43%
Product sales outside North America	29,416	23,839	5,577	23
Global parts, accessories, service and royalty sales	18,773	13,770	5,003	36

Total revenues	$106,386	$78,414	$27,972	36%

The change in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased $17.4 million, or 43%, from the 2015 period, attributable primarily to sales of SculpSure, to which we have focused increased sales and marketing resources since its September 2015 launch, and, to a significantly lesser extent, increased unit sales of certain other existing products. These sales increases were partially offset by a decline in the number of units sold in certain other products, as a result of normal quarterly shifts in product mix, timing of order qualification and fulfillment, and certain products nearing the end of their product life cycle. For the period, revenues from North American product sales of SculpSure meaningfully exceed the amount of the aggregate $17.4 million quarterly increase in revenues from the sale of products in North America. Average selling prices for our products remained consistent with the 2015 period.

•	Revenues from the sale of products outside of North America increased $5.6 million, or 23%, from the 2015 period. Product sales from our Asia Pacific subsidiaries increased 69% from the 2015 period following the regulatory approvals, and the resulting commencement of sales, of PicoSure in China and SculpSure in Australia in September 2015 and December 2015, respectively. Product sales from our European subsidiaries increased 6% from the 2015 period primarily as a result of an increase in the number of units sold. These were offset by a 4% decrease in our third party distributor product sales from the 2015 period primarily as a result of fewer units sold due to economic weakness in certain third party distributor territories.

•	Revenues from the sale of parts, accessories, services and royalties increased $5.0 million, or 36%, from the 2015 period primarily due to increases in our accessories sales of SculpSure Patented Applicators for Contouring, or PACs, which were launched in September 2015, and PicoSure FOCUS Lens Arrays. Revenues from our services business, including repairs and contracts, increased over the 2015 period in part due to our expanded install base. These increases were partially offset by the expiration of Massachusetts General Hospital, or MGH, royalty agreements in 2016.

Cost of Revenues

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
Cost of revenues (dollars in thousands)	$43,576	$34,009	$9,567	28%
Cost of revenues (as a percentage of total revenues)	41%	43%

Total cost of revenues increased $9.6 million, or 28%, to $43.6 million for the 2016 period, as compared to $34.0 million for the 2015 period. The increase was primarily associated with our 36% increase in total revenues in the 2016 period compared to the 2015 period. Total cost of revenues as a percentage of total revenues decreased for the 2016 period as compared to the 2015 period due to a higher percentage of product revenue from our distribution in North America, where average selling prices tend to be higher, and increases in service and accessories sales.

Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
Sales and marketing (dollars in thousands)	$38,090	$26,828	$11,262	42%
Sales and marketing (as a percentage of total revenues)	36%	34%

Sales and marketing expenses increased $11.3 million, or 42%, to $38.1 million for the 2016 period, as compared to $26.8 million for the 2015 period. This increase was due to an increase of $4.9 million in payroll and payroll related expenses as we expanded our sales and marketing efforts and an increase of $3.6 million from expenses related to workshops, trade shows, and other marketing efforts. Commission expense also increased $2.8 million, as a result of increased product sales. Our total sales and marketing expenses for the 2016 period increased as a percentage of total revenues as compared to the 2015 period, primarily due to the sales and marketing costs associated with SculpSure, which was launched in September 2015.

Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
Research and development (dollars in thousands)	$7,210	$5,514	$1,696	31%
Research and development (as a percentage of total revenues)	6%	7%

Research and development expenses increased $1.7 million, or 31%, to $7.2 million for the 2016 period, as compared to $5.5 million for the 2015 period. The increase was due to increases in personnel costs of $1.2 million and professional services costs of $0.5 million related to research and development projects to expand our product offerings for new aesthetic indications and treatment areas. Our total research and development expenses as a percentage of total revenues decreased in the 2016 period as compared to the 2015 period due to improved operating leverage of our costs and increased revenues.

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

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
General and administrative (dollars in thousands)	$8,664	$6,492	$2,172	33%
General and administrative (as a percentage of total revenues)	8%	9%

General and administrative expenses increased $2.2 million, or 33%, to $8.7 million for the 2016 period, as compared to $6.5 million for the 2015 period. The increase is due to increases in payroll, legal and administrative expenses of $2.0 million, as well as an increase of $0.2 million in stock-based compensation expense including the performance-based stock unit awards during the 2016 period. Our total general and administrative expenses as a percentage of total revenues decreased in the 2016 period as compared to the 2015 period due to improved operating leverage of our costs and increased revenues.

Interest Expense, net

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
Interest expense, net (dollars in thousands)	$(377)	$(428)	$51	12%

The decrease in interest expense, net was primarily due to an increase in interest income from investments resulting from increased cash invested in interest-bearing securities during the 2016 period as compared to the 2015 period.

Other Income (Expense), net

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
Other income (expense), net (dollars in thousands)	$245	$(216)	$461	213%

The change in other income (expense), net was primarily as a result of net foreign currency remeasurement gains in the 2016 period, as compared to net foreign currency remeasurement losses in the 2015 period.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
Provision for income taxes (dollars in thousands)	$3,867	$962	$2,905	302%
Provision as a percentage of income before provision for income taxes	48%	23%

The provision for income taxes resulted from a combination of the activities of our U.S. entities and foreign subsidiaries. During the 2016 period, we recorded an income tax provision of $3.9 million, representing an effective tax rate of 48%. The difference between the U.S. federal statutory tax rate and the effective tax rate during the 2016 period was primarily attributable to a discrete tax provision of $0.3 million relating to the impact of our federal return filed during the 2016 period and the impact of non-deductible expenses, the jurisdictional mix of worldwide earnings, the federal research credit and the domestic manufacturing deduction on our effective tax rule and tax provision. During the 2015 period, we recorded an income tax provision of $1.0 million, representing an effective tax rate of 23%. The difference between the U.S. federal statutory tax rate and the effective tax rate during the 2015 period was primarily attributable to a discrete tax benefit of $0.5 million recorded in the 2015 period, which was principally due to an increase in 2014 federal and state research credits. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate during the 2015 period were the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the nine months ended September 30, 2016 and 2015, respectively (in thousands, except for percentages):

	Nine Months Ended September 30,				$ Change	% Change
	2016		2015
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Product revenues	$255,226	82%	$190,575	80%	$64,651	34%
Parts, accessories, service and royalty revenues	56,167	18	46,445	20	9,722	21

Total revenues	311,393	100	237,020	100	74,373	31
Cost of revenues	128,106	41	102,486	43	25,620	25

Gross profit	183,287	59	134,534	57	48,753	36
Operating expenses

	Nine Months Ended September 30,				$ Change	% Change
	2016		2015
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Sales and marketing	112,255	36	78,950	33	33,305	42
Research and development	21,288	7	16,723	7	4,565	27
Amortization of intangible assets acquired	2,057	1	2,208	1	(151)	(7)
General and administrative	24,574	8	22,124	10	2,450	11

Total operating expenses	160,174	52	120,005	51	40,169	33

Income from operations	23,113	7	14,529	6	8,584	59
Interest expense, net	(1,181)	—	(1,260)	—	79	6
Other income (expense), net	628	—	(1,395)	(1)	2,023	145

Income before provision for income taxes	22,560	7	11,874	5	10,686	90
Provision for income taxes	9,210	3	3,295	1	5,915	180

Net income	$13,350	4%	$8,579	4%	$4,771	56%

Revenues

Total revenues for the nine months ended September 30, 2016 increased by $74.4 million, or 31%, to $311.4 million, as compared to revenues of $237.0 million for the nine months ended September 30, 2015 (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Product sales in North America	$172,857	$112,810	$60,047	53%
Product sales outside North America	82,369	77,765	4,604	6
Global parts, accessories, service and royalty sales	56,167	46,445	9,722	21

Total revenues	$311,393	$237,020	$74,373	31%

The change in total revenues was attributable to a number of factors:

•	Revenues from the sale of products in North America increased $60.0 million, or 53%, from the 2015 period, attributable primarily to sales of SculpSure, to which we have focused increased sales and marketing resources since its September 2015 launch, and, to a significantly lesser extent, increased unit sales of certain other existing products. These sales increases were partially offset by a decline in the number of units sold in certain other products, as a result of normal shifts in product mix, timing of order qualification and fulfillment, and certain products nearing the end of their product life cycle. For the period, revenues from North American product sales of SculpSure meaningfully exceed the amount of the aggregate $60.0 million increase in revenues from the sale of products in North America. Average selling prices for our products remained consistent with the 2015 period.

•	Revenues from the sale of products outside of North America increased $4.6 million, or 6%, from the 2015 period. Product sales from our Asia Pacific subsidiaries increased 42% from the 2015 period following the regulatory approvals, and the resulting commencement of sales, of PicoSure in China and SculpSure in Australia in September 2015 and December 2015, respectively. This was offset by a 16% decrease in third party distributor product sales from the 2015 period due to economic weakness in certain third party distributor territories and a 4% decrease in product sales from our European subsidiaries as a result of fewer units sold.

•	Revenues from the sale of parts, accessories, services and royalties increased $9.7 million, or 21%, from the 2015 period primarily due to increases in our sales of PACs, which were launched in September 2015, and PicoSure FOCUS Lens Arrays. Revenues from our services business, including repairs and contracts, increased over the 2015 period in part due to our expanded install base. These increases were partially offset by the final $3.0 million settlement payment received from Tria Beauty, Inc. in the 2015 period and the expiration of MGH royalty agreements in the 2016 period.

Cost of Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Cost of revenues (dollars in thousands)	$128,106	$102,486	$25,620	25%
Cost of revenues (as a percentage of total revenues)	41%	43%

Total cost of revenues increased $25.6 million, or 25%, to $128.1 million for the 2016 period, as compared to $102.5 million for the 2015 period. The increase was primarily associated with our 31% increase in total revenues in the 2016 period compared to the 2015 period. Total cost of revenues as a percentage of total revenues decreased for the 2016 period as compared to the 2015 period due to a higher percentage of product revenue from our distribution in North America, where average selling prices tend to be higher, and increases in services and accessories sales.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Sales and marketing (dollars in thousands)	$112,255	$78,950	$33,305	42%
Sales and marketing (as a percentage of total revenues)	36%	33%

Sales and marketing expenses increased $33.3 million, or 42%, to $112.3 million for the 2016 period, as compared to $79.0 million for the 2015 period. The increase was due to an increase in payroll and payroll related expenses of $12.9 million as we expanded our sales and marketing efforts, as well as an increase of $11.8 million from expenses related to workshops, trade shows, and other marketing efforts. Commission expense also increased $8.6 million, as a result of increased product sales. Our total sales and marketing expenses for the 2016 period increased as a percentage of total revenues as compared to the 2015 period, primarily due to the sales and marketing costs associated with SculpSure, which was launched in September 2015.

Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Research and development (dollars in thousands)	$21,288	$16,723	$4,565	27%
Research and development (as a percentage of total revenues)	7%	7%

Research and development expenses increased $4.6 million, or 27%, to $21.3 million for the 2016 period, as compared to $16.7 million for the 2015 period. The increase was due to increases in personnel costs of $3.1 million and professional services costs of $1.5 million related to research and development projects to expand our product offerings for new aesthetic indications and treatment areas. Our total research and development expenses as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

Amortization of Intangible Assets Acquired

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Amortization of intangible assets acquired (dollars in thousands)	$2,057	$2,208	$(151)	(7)%
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired decreased $0.2 million, or 7%, for the 2016 period as compared to the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
General and administrative (dollars in thousands)	$24,574	$22,124	$2,450	11%
General and administrative (as a percentage of total revenues)	8%	10%

General and administrative expenses increased $2.5 million, or 11%, to $24.6 million for the 2016 period, as compared to $22.1 million for the 2015 period. The increase was due to increases in payroll, legal and administrative expenses of $1.9 million, as well as an increase of $0.6 million in stock-based compensation expense including the performance-based stock unit awards during the 2016 period. Our total general and administrative expenses as a percentage of total revenues decreased in the 2016 period as compared to the 2015 period due to improved operating leverage of our costs and increased revenues.

Interest Expense, net

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Interest expense, net (dollars in thousands)	$(1,181)	$(1,260)	$79	6%

The decrease in interest expense, net was primarily due to an increase in interest income from investments resulting from increased cash invested in interest-bearing securities during the 2016 period as compared to the 2015 period.

Other Income (Expense), net

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Other income (expense), net (dollars in thousands)	$628	$(1,395)	$2,023	145%

The change in other income (expense), net was primarily a result of net foreign currency remeasurement gains in the 2016 period, as compared to net foreign currency remeasurement losses in the 2015 period.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
Provision for income taxes (dollars in thousands)	$9,210	$3,295	$5,915	180%
Provision as a percentage of income before provision for income taxes	41%	28%

The provision for income taxes resulted from a combination of the activities of our U.S. entities and foreign subsidiaries. During the 2016 period, we recorded an income tax provision of $9.2 million, representing an effective tax rate of 41%. The difference between the U.S. federal statutory tax rate and the effective tax rate during the 2016 period was attributable to a $0.5 million discrete tax provision related to the impact of tax law changes enacted during the period, certain foreign audit settlements, and a provision to return differences. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate during the 2016 period were the jurisdictional mix of worldwide earnings, non-deductible expenses, the domestic manufacturing deduction and the federal research credit. During the 2015 period, we recorded an income tax provision of $3.3 million, representing an effective tax rate of 28%. The difference between the U.S. federal statutory tax rate and the effective tax rate during the 2015 period was primarily attributable to a discrete tax benefit of $0.5 million for the release of the valuation allowance previously maintained against the net deferred tax assets of Palomar Japan K.K. and a discrete tax benefit of $0.5 million, which was principally due to an increase in 2014 federal and state research credits. Other factors resulting in the difference between the U.S. federal statutory tax rate and the effective tax rate during the 2015 period were the jurisdictional mix of worldwide earnings, non-deductible expenses and the domestic manufacturing deduction.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

At September 30, 2016, our cash, cash equivalents and short and long-term marketable securities were $214.3 million. Our cash and cash equivalents of $131.0 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $41.1 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by September 15, 2017. Our long-term marketable securities of $42.2 million consist of investments in various state and municipal governments, U.S. government agencies and treasuries, all of which mature by September 13, 2018.

At September 30, 2016, $12.5 million of cash and cash equivalents was held by our foreign subsidiaries, which we expect will be used primarily to fund working capital requirements, service existing obligations and invest in efforts to secure future business. We have provided U.S. deferred income taxes on approximately $2.7 million of unremitted earnings at our foreign subsidiaries at December 31, 2015, which are not deemed to be indefinitely reinvested, as they are not necessary to fund existing business needs of our subsidiaries. There has not been a material change in the amount of unremitted earnings on which deferred taxes have been provided as of September 30, 2016.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the nine months ended September 30, 2016 and 2015, we purchased $10.6 and $8.1 million, respectively, of property and equipment. During the nine months ended September 30, 2016 and 2015, we transferred $5.1 million and $5.0 million, respectively, of demonstration equipment to fixed assets. In February 2016, we announced that our board of directors had authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the nine months ended September 30, 2016, we did not repurchase any shares of our common stock under this program.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows

Net cash provided by operating activities was $19.9 million for the nine months ended September 30, 2016, and resulted primarily from $13.4 million in net income and approximately $22.5 million in depreciation and amortization and stock-based compensation expense for the period. Net changes in working capital items decreased cash from operating activities by approximately $19.5 million, primarily related to increases in inventory and prepaid expenses and a decrease in accounts payable, partially offset by an increase in accrued expenses. Net cash used in investing activities was $21.6 million for the nine months ended September 30, 2016, which consisted primarily of purchases of marketable securities of $57.0 million and purchases of property and equipment of $10.6 million, partially offset by proceeds from the sales and maturities of marketable securities of $46.0 million. Net cash provided by financing activities during the nine months ended September 30, 2016 was $24.3 million, primarily related to proceeds from stock option exercises.

Net cash provided by operating activities was $10.1 million for the nine months ended September 30, 2015, and resulted primarily from the $8.6 million of net income and $20.0 million in depreciation and amortization and stock-based compensation expense for the period. Net changes in working capital items decreased cash from operating activities by $21.8 million, primarily related to increases in inventory, prepaid expenses and accounts receivable, partially offset by an increase in deferred revenue. Net cash used in investing activities was $23.3 million for the nine months ended September 30, 2015, which consisted primarily of purchases of marketable securities of $50.4 million and purchases of property and equipment of $8.1 million, partially offset by proceeds from the sales and maturities of marketable securities of $35.2 million. Net cash provided by financing activities during the nine months ended September 30, 2015 was $18.9 million, principally relating to the proceeds from stock option exercises.

Contractual Obligations

As of September 30, 2016, other than the amendments to our U.S. operating facility lease discussed in Note 12 to our consolidated financial statements included in this Quarterly Report, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to our critical accounting policies as of September 30, 2016.

Recent Accounting Pronouncements

See Note 13 to our consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements that are of significance or potential significance to us.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations, U.S. government agencies and treasuries. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by September 13, 2018. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not use derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	September 30, 2016	Future Maturities in 2016	Future Maturities in 2017	Future Maturities in 2018
Investments (at fair value)	$84,767	$6,366	$44,770	$33,631
Weighted average interest rate	0.64%	0.46%	0.57%	0.78%

Foreign Currency Exchange. A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 38% of our total international revenues during the nine months ended September 30, 2016. Substantially all of the remaining 62% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency translation charges as a result of changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of the year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

PicoSure Litigation

On June 26, 2015, a plaintiff, LDGP, LLC d/b/a Hartsough Dermatology, individually and on behalf of a putative class, filed a complaint against us in the U.S. District Court for the Northern District of Illinois — Western Division seeking monetary damages, injunctive relief, costs and attorneys’ fees. The plaintiff filed an amended complaint on November 9, 2015, which added three new plaintiffs. The amended complaint alleges that we falsely represented that the PicoSure laser removes and eliminates tattoos and difficult colors, and alleges violations of several state consumer fraud laws, breach of warranty, common law fraud and negligent misrepresentation. It seeks to assert claims on behalf of all entities in the United States who purchased a PicoSure laser, except those located in Louisiana. On December 7, 2015, we filed our answer and motion for partial judgment on the pleadings regarding several counts in the amended complaint. On August 15, 2016, the court granted our motion in connection with the negligent misrepresentation count, and denied it with respect to the breach of contact claim. We believe that the claims are without merit and that we have meritorious defenses.

SmartLipo Litigation

On May 2, 2016, Susan Lovell Ficken and certain other named plaintiffs, individually and on behalf of a putative class, filed a complaint against us in Missouri state court seeking monetary and punitive damages, injunctive relief, costs and attorneys’ fees. The matter was removed to the U.S. District Court for the Western District of Missouri — Central Division on June 3, 2016. The amended complaint, filed on June 27, 2016, alleges that the SmartLipo laser was unlawfully marketed by us and third parties, giving rise to alleged violations of the Missouri Merchandising Practices Act. It seeks to assert claims on behalf of all individuals who purchased a SmartLipo procedure in Missouri. On July 11, 2016, we filed a motion to dismiss the entire action. In response, on September 2, 2016, plaintiffs filed a second amended complaint with the same material allegations but that added a named plaintiff in an attempt to defeat our statute of limitations defense. We filed a motion to dismiss the second amended complaint on September 16, 2016. That motion has been fully briefed, and we are awaiting the Court’s ruling. In the interim, we are engaged in discovery. In accordance with the requirements imposed upon us by Western District of Missouri’s mandatory mediation and assessment program, we are required to participate in mediation by February 28, 2017. We believe the claims are without merit, and that we have meritorious defenses.

TCPA Litigation

On July 27, 2016, ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against us in the U.S. District Court for the District of Massachusetts. The plaintiff alleges that we violated the federal Telephone Consumer Protection Act, or TCPA, by sending fax advertisements that did not comply with statutory and Federal Communications Commission, or FCC, requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future, and by sending unsolicited fax advertisements. The complaint seeks damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. The TCPA provides for statutory damages of $500 per violation and gives courts the discretion to increase that amount up to $1,500 for knowing and willful violations. On September 30, 2016, we answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9, and on October 7, 2016, we responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages under Chapter 93A on an individual basis. To date, the plaintiff has not moved to amend the complaint to assert a claim under Chapter 93A. We and the plaintiff have agreed to explore a possible class settlement of the litigation in a mediation to be held in late 2016, and on October 12, 2016, the court stayed the case until January 11, 2017 to allow the parties to mediate without litigation. Based on preliminary estimates, we believe the aggregate number of faxes sent in the four years prior to the lawsuit to be approximately 835,000.

We have not recorded a liability in respect of this matter, and at this time we cannot estimate the possible loss or range of losses that we may incur in respect of this matter. We are unable to make such an estimate because, among other reasons, the proceedings are at an early stage and other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own facts and circumstances. In addition, we believe that the outcome of litigation currently pending before the U.S. Court of Appeals for the D.C. Circuit (Bais Yaakov of Spring Valley, et al. v. FCC) may have a significant impact on the outcome of this matter. In that case, the outcome of which we cannot predict, other companies are challenging the validity of an FCC regulation that requires certain opt out information to be included in fax promotions sent to recipients who had given permission to receive them. We have also applied to the FCC for a retroactive waiver from that requirement, which if approved, would exempt us from that requirement through April 30, 2015. The FCC’s ability to issue such waivers is also before the U.S. Court of Appeals for the D.C. Circuit in the Bais Yaakov matter, and in any event there can be no assurance that our application will be granted.

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

Although we were profitable in the first three quarters of 2016 and for the full 2015 and 2014 years, we incurred losses in the first quarter of 2015 and in 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below our expectations or the expectations of market analysts or investors. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may adversely affect our financial results:

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

We sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 32% of our product revenues from sales outside North America for the nine months ended September 30, 2016. We derived 39%, 48%, and 48% of our product revenues from sales outside North America for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in approximately 120 foreign countries, approximately 38% of our revenues outside of North America for the nine months ended September 30, 2016 and 46% of our revenues outside of North America for the year ended December 31, 2015 were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. We incurred a loss on foreign currency of $1.8 million in 2015, which was recorded as other expense, net within our consolidated statement of operations. This was primarily due to the strengthening of the U.S. dollar against the euro, British pound, Japanese yen, Australian dollar and Chinese yuan.

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

We may, from time to time, evaluate potential strategic acquisitions of other complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify suitable future acquisition candidates, consummate acquisitions on favorable terms or complete otherwise favorable acquisitions because of antitrust or other regulatory concerns. We cannot be certain that the acquisitions we have completed, including our 2014 acquisition of substantially all of the assets of Ellman International, Inc., or any future acquisitions that we may make, will enhance our products or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. The integration of these businesses may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

Our stock price has fluctuated substantially, and we expect it will continue to do so.

Our Class A common stock price has fluctuated substantially in recent years, and we expect it will continue to do so. From January 1, 2012 through November 1, 2016, our Class A common stock has traded as high as $55.94 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	activism by any single large stockholder or combination of stockholders;

•	securities or other litigation;

•	market conditions in our industry and issuance of new or changed securities analysts’ reports or recommendations;

•	purchases or sales of our stock by our officers and directors;

•	repurchases of shares of our Class A common stock; and

•	general economic, industry and market conditions.

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

We rely on information technology networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, and invoicing and collection of payments for our products. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third parties, are susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems are damaged, disrupted or shutdown and we are unable to effectively resolve the issues in a timely manner, our reputation, business and operating results may suffer.

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

In the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third party distributors represented 12% of our product revenue for the nine months ended September 30, 2016. Sales of our aesthetic treatment systems by third party distributors represented 17%, 21% and 25% of our product revenue for 2015, 2014 and 2013, respectively.

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

Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to any of our then-previously-cleared products, by either imposing more strict requirements on when a new 510(k) clearance for a modification to a previously-cleared product must be submitted or applying more onerous review criteria to such submissions. In 2011, respectively, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The 2011 draft guidance was ultimately withdrawn as the result of the Food and Drug Administration Safety and Innovation Act. As a result, the FDA’s original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. However, the FDA may seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.

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

We are also required to follow detailed recordkeeping requirements for all company-initiated medical device corrections and removals and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. We may initiate voluntary recalls involving our products for which we receive regulatory clearance or approval in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. Recalls of any of our products for which we receive regulatory clearance or approval in the future would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to enforcement actions or liability claims, any may be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

Risks Related to Litigation

*If our past fax practices are shown to have violated the Telephone Consumer Protection Act, that could have a material impact on our results of operations, cash flows and financial condition.

In the past, we have used faxes to disseminate information about our clinical workshops to large numbers of customers and potential customers. Under the federal Telephone Consumer Protection Act, or TCPA, recipients of noncompliant fax advertisements are entitled to $500 per violation, and that amount may be increased up to $1,500 for knowing or willful violations.

In July 2016, we were sued in federal court by ARcare, Inc., individually and as putative representative of a purported class under the TCPA. The plaintiff alleges that we violated the TCPA by sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future, and by sending unsolicited fax advertisements.

We have answered the complaint and denied liability, but litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this matter. Even if we prevail in this lawsuit, other individual or class action claims may be brought against us alleging past violations of the TCPA. Moreover, the amount of any potential liability in connection with this lawsuit or other possible lawsuits will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time. We have tendered a claim with respect to the ARcare lawsuit to our general liability insurance carrier and the carrier has indicated that coverage is unlikely for this claim.

We have not recorded a liability in respect of this matter, and at this time we cannot estimate the loss or the range of losses that we may incur in respect of this matter. However, we may determine in the future that an accrual is required, and we may be required to pay damages in respect of this lawsuit or other possible future lawsuits arising out of our past fax transmissions, any of which could materially and adversely affect our results of operations, cash flows and financial condition. Regardless of the outcome, this lawsuit or other possible future lawsuits may cause us to incur significant legal expenses and divert the attention of our management and key personnel from our business operations.

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

In February 2016, we announced that our board of directors had authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the nine months ended September 30, 2016, we did not repurchase any shares of our common stock under this program.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Offer Letter, dated September 1, 2016 between the Company and Stephen J. Webber (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.2	Consulting Agreement, dated September 12, 2016, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cynosure, Inc. (Registrant)

Date: November 7, 2016	By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
Chairman, President and Chief Executive Officer

Date: November 7, 2016	By:	/s/ TIMOTHY W. BAKER
Timothy W. Baker
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter, dated September 1, 2016 between the Company and Stephen J. Webber (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.2	Consulting Agreement, dated September 12, 2016, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.