Form 10-K
period 2016-12-31
CYNOSURE INC
filed 2017-02-28
CIK 885306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2016: $1,141,835,641.

The number of shares outstanding of the registrant’s Class A common stock, as of February 21, 2017 was 24,351,449.

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, which we refer to as this Annual Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•

the ability to achieve the projected benefits of the planned acquisition of our company by Hologic, Inc., or Hologic, including future financial and operating results, our or Hologic’s plans, and the ability to consummate the transactions contemplated by the agreement and plan of merger among us, Hologic and Minuteman Merger Sub, Inc.

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

Our product portfolio is composed of a broad range of energy sources including Alexandrite, diode, Nd: YAG, picosecond, pulse dye, Q-switched lasers, intense pulsed light and RF technology. We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and through international distributors in over 120 other countries.

A key element of our business strategy is to launch innovative new products and technologies into high-growth aesthetic applications. Our research and development team builds on our existing broad range of laser, light-based technologies and other energies to develop new solutions and products to target unmet needs in significant aesthetic treatment markets. Innovation continues to be a strong contributor to our strength as we continue to add new products to our aesthetic treatment systems portfolio. Recent key innovations and acquisitions and significant partnerships have included:

•

SculpSure® Laser System. We launched our SculpSure laser system for non-invasive fat reduction treatments in the second half of 2015. The SculpSure system requires the use of a Patented Applicator for Contouring, or PAC, to activate each applicator handpiece used in a treatment cycle. We offer PACs in “keys” containing 100 applicator uses. The SculpSure system is the first hyperthermic laser treatment system cleared by the U.S. Food and Drug Administration, or FDA, and has been cleared for marketing in the United Stated for the treatment of flanks and the abdomen. We have also received European Medical Device Directive certification from the European Notified Body, which allows us to place the “CE” Mark on the SculpSure system for distribution in the European Union and its member states. In December 2015, we received marketing authorization in Australia. In July 2016, we received clearance to market SculpSure in Canada and Korea.

•

Picosecond Technology Platform. In 2013, we launched our PicoSure® system, our picosecond laser technology platform using a 755nm wavelength for the treatment of tattoos and benign pigmented lesions. The PicoSure system was the first commercially available picosecond Alexandrite aesthetic laser platform. Picosecond lasers deliver pulses that are measured in trillionths of a second, in contrast with nanosecond technology, such as our MedLite® and RevLite™ products, which deliver pulses in billionths of a second. In February 2015, we received FDA clearance to market the PicoSure 532 nm wavelength, which we designed to more effectively treat red, yellow and orange tattoo ink colors, and we offer the wavelength as an upgrade to our current PicoSure customer base. In May 2016, we received FDA clearance to market the PicoSure 1064 nm wavelength, which we designed to more effectively treat black and other dark tattoo ink colors.

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

•

Ellman. In 2014, we diversified our technology base by acquiring substantially all of the assets of Ellman International, Inc., which we refer to as Ellman, a leading provider of advanced RF technology for precision surgical and aesthetic procedures. Ellman also offers a line of aesthetic lasers.

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

•

MonaLisa Touch®. In November 2014, we entered into an exclusive distribution agreement with El.En. S.p.A., or El.En., to market and distribute in North America the MonaLisa Touch product, a CO2 laser for gynecologic health for postmenopausal women, breast cancer survivors and women who have undergone hysterectomies and who may suffer from changes to their gynecologic health. The device received marketing clearance from the FDA in 2014, and we received a medical device license issued by Health Canada to market MonaLisa Touch for the treatment of symptoms related to Genitourinary Syndrome of Menopause, or GSM, including vaginal dryness, vaginal burning, vaginal itching, pain, dysuria and dyspareunia. In 2015, we and El.En. agreed to market and distribute the MonaLisa Touch laser under separate distribution agreements with our respective wholly-owned subsidiaries in the United Kingdom, Germany, and Spain.

We offer the following flagship products (we use the term “flagship products” to refer to our leading products for a particular application):

•	our Elite product line for hair removal and treatment of facial and leg veins and pigmentations;

•	our SmartLipo product line for LaserBodySculpting for the minimally invasive removal of unwanted fat;

•	our Cellulaze product line for the treatment of cellulite;

•	our Cynergy product line for the treatment of vascular lesions;

•	our MedLite C6 and RevLite product lines for the removal of benign pigmented lesions, as well as multi-colored tattoos;

•	our PicoSure product line for the treatment of tattoos, benign pigmented lesions, acne scars, fine lines and wrinkles;

•	our Icon aesthetic system for hair removal, wrinkle reduction and scar and stretch mark treatment;

•	our Vectus diode laser for high volume hair removal;

•	our SculpSure hyperthermic laser treatment for LaserBodySculpting for non-invasive fat reduction; and

•	our MonaLisa Touch laser for women’s health.

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

As further described under Note 14 to our consolidated financial statements included in this Annual Report, on February 14, 2017, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Hologic, Inc., or Hologic, and Minuteman Merger Sub, Inc., a wholly-owned subsidiary of Hologic, or the Purchaser. Pursuant to the terms of Merger Agreement, the Purchaser commenced an all cash tender offer on February 22, 2017, or the Offer, for any (subject to the minimum condition) and all of our outstanding shares of Class A common stock, par value $0.001 per share, or the Shares, at a purchase price of $66.00 per Share, or the Offer Price, net to the seller in cash, without interest, subject to any required withholding of taxes. The Offer will remain open for a minimum of 20 business days from the date of commencement. Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger, the Purchaser will merge with and into us, with Cynosure surviving as a wholly-owned subsidiary of Hologic, which we refer to as the Merger, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by the Purchaser of Shares validly tendered and not withdrawn in the Offer. Unless extended by Hologic in accordance with the Merger Agreement, the offering period for the Offer will expire at the end of the day, 12:00 Midnight, Eastern time, on Tuesday, March 21, 2017. The Merger Agreement contains customary termination rights for both us and Hologic, including, among others, for failure to consummate the Offer on or before August 14, 2017.

We expect to consummate the Merger in late March or April of 2017. However, we have prepared this Annual Report and the forward-looking statements contained in this Annual Report as if we were going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this Annual Report would no longer be applicable.

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

Industry

Aesthetic Market Opportunity

Medical Insight, an independent industry research and analysis firm, estimated that in 2016 total sales of products in the global aesthetic market exceeded $8 billion. Medical Insight believes that total sales of products in the global aesthetic market will increase 11% annually through 2020.

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

Energy Source	Type of Light/Wavelength	Principal Applications

Pulse Dye Laser	Visible light (Orange)(585/595 nm)	Vascular lesions, including shallow and deep lesions

Alexandrite Laser	Near infrared invisible light (755 nm) Long pulse (millisecond) Short pulse (nanosecond) Ultra short pulse (picosecond)	Hair removal, particularly for light skin types Tattoo and benign pigmented lesions removal Tattoo and benign pigmented lesions removal

Energy Source	Type of Light/Wavelength	Principal Applications

CO2 Laser	Infrared invisible light (10.6µm)	Skin resurfacing Treatment of wrinkles and textural irregularities Women’s health

Diode Laser	Near infrared invisible light (800/805/924/940/975/980 nm)	Hair removal, particularly for light skin types Vascular lesions, particularly shallow lesions Temporary reduction in the appearance of cellulite Treatment of fat

Erbium: glass laser	Near infrared invisible light (1540 nm)	Skin resurfacing Treatment of surgical scars, acne scars and stretch marks

Er:YAG lasers	Near infrared invisible light (2940 nm)	Skin resurfacing Treatment of wrinkles and textural irregularities

Nd:YAG Laser	Near infrared invisible light (1064/1320/1440 nm) Visible light (green)(532 nm)	Hair removal, particularly for medium and dark skin types Vascular lesions, particularly deep lesions Treatment of fat and cellulite Tattoo and benign pigmented lesions removal

Intense Pulsed Light	Visible/Near infrared invisible light (400-950 nm)	Hair removal, all skin types Vascular lesions, particularly shallow lesions and benign pigmented lesions

Multiple Energy Source Workstations	Multiple	Multiple
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

•

Energy-Sourced Systems. Our 2014 Ellman asset acquisition complemented and broadened our product line with the addition of multiple RF generators and single use electrodes for aesthetic and multi-specialty surgical indications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology.

•

Upgrade Paths Within Product Families. We design our products to facilitate upgrading within product families. These upgrade paths provide our customers with the opportunity to add additional energy sources and handpieces, which provides our customers with technological flexibility as they expand their practices.

•

Global Presence. We have offered our products in international markets for 25 years, with approximately 32% of our product revenue generated from product sales outside of North America in 2016. We target international markets through a direct sales force in Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through international distributors in over 120 other countries.

•

Strong Reputation Established Over 25 Year History. We have been in the business of developing and marketing aesthetic treatment systems for 25 years. As a result of this history, we believe the Cynosure brand name is associated with a tradition of technological leadership.

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

•

SculpSure® Laser System. In the second half of 2015, we commenced commercialization of our SculpSure laser system for non-invasive fat reduction treatments. The SculpSure system requires the use of a PAC to activate each applicator handpiece used in a treatment cycle. We offer PACs in “keys” containing 100 applicator uses. The SculpSure system is the first hyperthermic laser treatment system cleared by the FDA. In May 2015, we received FDA clearance to market the system for the treatment of flanks, and in July 2015 for the treatment of the abdomen. In September 2015, we received European Medical Device Directive certification from the European Notified Body, which allows us to place the “CE” Mark on the SculpSure system for distribution in the European Union and its member states. In December 2015, we received marketing authorization in Australia. In July 2016, we received marketing authorization in Canada and Korea.

•

In 2013, we launched our PicoSure system for the removal of tattoos and benign pigmented lesions. The PicoSure system, which is based on years of research and development effort and expense, was the first commercially available picosecond Alexandrite aesthetic laser platform using a 755 nm wavelength. We received FDA clearance to market the PicoSure laser for the removal of tattoos and benign pigmented lesions in 2012. We received marketing authorization for our PicoSure system in Canada and Australia in 2013, and in Korea and Taiwan in 2014. Our PicoSure FOCUS Lens Array microscopically concentrates the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. We received FDA clearance to market PicoSure with the FOCUS Lens Array for the treatment of acne scars and wrinkles in 2014. In 2015, we received FDA clearance to market the PicoSure 532 nm wavelength, which we designed to more effectively treat red, yellow and orange tattoo ink colors, which we offer as an upgrade to our current PicoSure customer base. Further, we received clearance in 2015 from the China Food and Drug Administration to market the PicoSure 755 nm wavelength for tattoo removal. In May 2016, we received FDA clearance to market the PicoSure 1064 nm wavelength, which we designed to more effectively treat black and other dark tattoo ink.

•

In 2006, we expanded beyond our legacy non-invasive products by offering a minimally invasive aesthetic treatment system, the SmartLipo system. The SmartLipo system was the first FDA-cleared laser lipolysis system for use in a minimally invasive procedure for the removal of unwanted fat. Since the launch of the SmartLipo system in 2006, we have introduced new workstations; innovated MultiPlex technology, which enables the energy from two lasers to be blended during delivery by quickly following a pulse of energy from one laser with a pulse of energy from another laser, and also introduced SmartSense and ThermaGuide, our proprietary intelligent delivery systems. In 2011, we launched our Cellulaze Workstation, the world’s first aesthetic laser device for the treatment of cellulite, into the European community. In 2012, we received FDA clearance to sell and market the Cellulaze workstation in the United States. In 2013, we launched the PrecisionTx technology for minimally invasive removal of fat in small areas such as the neck and jawline as well as ablation of axillary sweat glands.

•

Expand Product Offerings Through Strategic Acquisitions and Significant Partnerships. We have enhanced our product offerings through acquisition of complementary businesses, products and technologies and intend to continue to do so. Such acquisitions may include small and substantial acquisitions, as well as joint ventures and other collaborative projects.

•

In November 2014, we entered into an exclusive distribution agreement with El.En. to market and distribute in North America the MonaLisa Touch product, a CO2 laser therapy for gynecologic health for postmenopausal women, breast cancer survivors and women who have undergone hysterectomies and who may suffer from changes to their gynecologic health. In addition, we received a medical device license issued by Health Canada to market MonaLisa Touch for the treatment of symptoms related to GSM, including vaginal dryness, vaginal burning, vaginal itching, pain, dysuria and dyspareunia. In the fourth quarter of 2015, we and El.En. agreed to market and distribute the MonaLisa Touch laser under separate distribution agreements with our respective wholly-owned subsidiaries in the United Kingdom, Germany, and Spain.

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

•

Provide Comprehensive, Ongoing Customer Service. We support our customers with a worldwide service organization that includes 59 field service professionals in North America and 82 field service professionals outside of North America. Field service engineers install our products and respond rapidly to service calls to minimize disruption to our customers’ businesses. Most of our new products are modular in design to enable quick and efficient service and support. We maintain our service infrastructure with training and inventory hubs in Europe and the Asia/Pacific region.

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

	Hair Removal	Vascular Lesions	Skin Rejuve- nation(1)	Benign Pigmented Lesions	Treat Cellulite	Scars	Tattoo Removal	Anti- Aging	Minimally Invasive LaserBody Sculpting for the Removal of Unwanted Fat	Non-Invasive Removal of Unwanted Fat	Women’s Health
Flagship Products:
Elite Family	Flagship	X	X	X
SmartLipo Family									Flagship
Cellulaze					Flagship
Cynergy	X	Flagship	X	X
MedLite C6 /RevLite			X	Flagship		X	X
PicoSure				Flagship			Flagship
Icon	X	X	Flagship	X		Flagship		Flagship
Vectus	Flagship
SculpSure										Flagship
MonaLisa Touch											Flagship

(1)	We consider skin rejuvenation to be the treatment of shallow vascular lesions and benign pigmented lesions to rejuvenate the skin’s appearance.

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

For many applications, practitioners use cooling to protect the skin. The cooling system may be a separate system or integrated into the laser or intense pulsed light system itself. When not integrated, we offer our customers the SmartCool treatment cooling system, which we purchase from a third-party supplier and sell as a private label product under the SmartCool brand. The SmartCool product has nine variable settings and allows the practitioner to provide a continuous flow of chilled air before, during and after treatment to cool and comfort the patient’s skin. The SmartCool handpiece, which is specially designed for use with our laser systems, interlocks with the laser handpiece. In contrast to some competitive cooling systems, there are no disposable supplies required to use our integrated cooling systems or our SmartCool system.

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

Hair Removal. In a typical laser or pulsed light hair removal treatment the practitioner selects appropriate laser or pulsed light parameters based on the patient’s skin and hair types. If the system does not have integrated contact cooling in the handpiece, the practitioner often pre-cools the treatment area with cold air from the Zimmer SmartCool system. Next, the practitioner applies the handpiece to the target area. If the handpiece has integrated contact cooling, the skin is pre-cooled upon contact with the handpiece. The handpiece delivers laser or pulsed light energy to the skin and it is selectively absorbed by the target melanin in the hair follicle, destroying the hair follicle without harming the surrounding skin. We commercialized our first laser system for hair removal in 1997 and our first intense pulsed light system for hair removal and removal of pigmented lesions in 2001. Since then, we have launched several workstations including multiple light sources for the treatment of hair removal and various other skin conditions. Today, these systems include the Elite MPX and Icon systems. In 2012, we introduced the Vectus diode laser system for dedicated, high-volume hair removal. The Elite MPX workstation and Vectus system are our flagship products for hair removal. The Elite MPX workstation features a built-in Zimmer SmartCool skin cooling system which is integrated into a single compact model saving office space and reducing treatment time. Our Elite MPX and Apogee Elite products include two energy sources in one laser system: an Alexandrite laser, which is best suited for patients with light skin types, and an Nd:YAG laser, which is best suited for hair removal for patients with medium and dark skin types or tanned skin. The practitioner can switch between these two energy sources simply by pushing a button on the system console. Our Elite MPX allows the practitioner to blend the two energy sources for a customized treatment protocol. The Icon system provides multiple intense pulsed light handpieces for hair removal with integrated contact cooling, including the MaxR™ handpiece with large spot size and MaxRs™ handpiece with small spot size for use on all skin types and the MaxYs™ handpiece for hair removal on lighter skin types and removal of pigmented lesions. The Vectus diode laser features the largest spot size and most uniform beam profile available today and integrated contact cooling allowing providers to provide high-volume hair removal on a wide range of skin and hair types.

Treatment of Tattoos. In 2012, we received FDA clearance to market our PicoSure system, a picosecond laser technology platform, in the United States for removal of tattoos and benign pigmented lesions. We commenced commercialization of the PicoSure system in early 2013. Picosecond lasers deliver pulses that are measured in trillionths of a second in contrast with nanosecond technology, such as our MedLite and RevLite products, which deliver pulses in billionths of a second. The ultra-short pulses of the PicoSure laser provide both photothermal and photomechanical action. In clinical studies that we have conducted, the shorter pulse duration of the picosecond laser achieved increased efficiency in removing tattoo pigment, which we believe results in fewer treatments and better overall treatment outcomes than current laser technology. In October 2013, we launched the PicoSure FOCUS Lens Array for use with the PicoSure system to microscopically concentrate the PicoSure laser pulse to a precise depth and expose less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to a low background fluence. In February 2015, we received FDA clearance to market the 532 nm wavelength for PicoSure, which we designed to more effectively treat red, yellow and orange tattoo ink colors and which we offer as an upgrade to our current PicoSure customer base. In May 2016, we received FDA clearance to market the 1064 nm wavelength for PicoSure, which we designed to more effectively treat black and other dark colored tattoo inks. The MedLite and RevLite systems provide frequency-doubled q-switched Nd:YAG laser energy for tattoo removal and can be used with the MultiLite Dye handpieces to provide 585 nm (yellow) and 650 nm (red) laser energy for full-color tattoo removal.

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

Treatment of Benign Pigmented Lesions. Given that the pigment associated with pigmented lesions is generally located close to the skin surface, practitioners generally do not pre-cool the target area. To treat pigmented lesions, the practitioners apply laser or intense pulsed light energy to the treatment area to damage or destroy the lesion. The lesion will then form a scab that sloughs off over time to reveal clearer skin beneath. Our PicoSure system delivers picosecond pulses of Alexandrite laser energy to remove benign pigmented lesions using both photothermal and photomechanical action. The PicoSure system may be used with the PicoSure FOCUS Lens Array to microscopically concentrate the PicoSure laser pulse to a precise depth and exposes less than 10% of the skin to areas of high fluence while the surrounding skin is exposed to low background fluence. Our MedLite and RevLite laser systems provide frequency-doubled Q-Switched Nd:YAG laser energy for removal of pigmented lesions. The MedLite provides a true flat-top beam profile for consistent results. The Icon system provides the LuxYs and LuxG pulsed light handpieces for the removal of pigmented lesions and the 1540 nm fractional laser for the removal of melasma. The broadband light of the LuxYs handpiece is optimally filtered to treat darker pigmented lesions. The Elite system provides 755 nm Alexandrite laser energy for the treatment of pigmented lesions.

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

Women’s Health. GSM is a condition marked by the deterioration of the vaginal walls associated with the loss of estrogen due to aging, hormonal treatments for breast cancer, and other conditions affecting primarily postmenopausal women, breast cancer survivors and women who have undergone hysterectomies. The MonaLisa Touch delivers short CO2 ablative laser pulses to the vaginal wall, decreasing GSM symptoms such as vaginal dryness, soreness and itching as well as painful urination and intercourse. The MonaLisa Touch system is designed to stimulate and promote the regeneration of collagen fibers and the restoration of hydration and elasticity within the vaginal mucosa. The procedure, which can be administered in a doctor’s office, requires no anesthesia and has been performed on thousands of patients worldwide.

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

We do not provide financing to our customers to purchase our products. If a potential customer requests financing, we refer the customer to third-party financing sources.

Physician Sales

We sell our products to physicians in North America through a direct sales force. Outside of North America, we sell our products to physicians through a direct sales force in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through independent distributors in over 120 other countries.

We conduct our own international sales and service operations through wholly owned subsidiaries in France, Morocco, Germany, Spain, the United Kingdom, the Netherlands, Australia, China, Japan, Korea and Mexico. We seek distributors in international markets where we do not believe that a direct sales presence is warranted or feasible. In those markets, we select distributors that have extensive knowledge of our industry and their local markets. Our distributors sell, install and service our products. We require our distributors to invest in service training and equipment, to stock and supply maintenance and service parts for our systems, to attend exhibitions and industry meetings and, in some instances, to commit to minimum sales amounts to gain or retain exclusivity. We have written distribution agreements with most of our third-party distributors. Generally, the written agreements with our distributors have terms of between one and two years.

See Note 6 to our consolidated financial statements included in this Annual Report for revenues by geographic region.

Service and Support

We support our customers with a range of services, including installation and product training, business and practice development consulting and product service and maintenance. In North America, our field service organization has 59 field service professionals. Outside of North America, we employ 82 field service professionals.

In connection with direct sales of our aesthetic treatment systems, we arrange for the installation of the system and initial product training. The installation is conducted by our field service engineers. The costs of installation and initial training for North American purchasers are all included in the purchase price of our systems. We also offer for an additional charge a more comprehensive package of services from pre-qualified third-party consultants. Our training and additional services are particularly appealing to the non-traditional physician customer and aesthetic spa segments of the market, which have less familiarity with the business aspects of laser and light-based aesthetic treatments than dermatologists and cosmetic surgeons.

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

Research and Development

Our research and development team consists of 84 employees, including four physicists, with a broad base of experience in lasers and optoelectronics. Our research and development team works closely with opinion leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in the field of aesthetic skin treatments and to innovate and develop new products and improvements to our existing products. They also conduct and coordinate clinical trials of our products. Our research and development team builds on the significant base of patented and proprietary intellectual property that we have developed in the fields of laser and other light-based technologies since our inception in 1991. From time to time, we may enter into collaborative research and development agreements to enhance our technology and develop new products.

Our research and development expenses were $29.0 million, $22.3 million and $22.0 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Manufacturing and Raw Materials

We manufacture several of our products, including our Cynergy, Accolade, Elite MPX and PicoSure product families. We manufacture these products with components and subassemblies purchased from third-party suppliers. Accordingly, our manufacturing operations consist principally of assembly and testing of our systems and integration of our proprietary optics and software. We design the products that we manufacture so that they are built in a modular fashion. This approach enables us to manufacture and service our products more efficiently. We purchase many of our components and subassemblies from third-party manufacturers on an outsourced basis. We use one third-party to assemble and test many of the components and subassemblies for our Cynergy, Elite MPX and PicoSure product families.

For other products, such as the Elite family and SculpSure products, as well as the Icon and Vectus systems, we rely on third parties for manufacturing and testing. In addition, we depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze and PrecisionTx systems.

We use Alexandrite rods in the lasers for our Elite and PicoSure systems. We depend exclusively on Northrop Grumman SYNOPTICS to supply the Alexandrite rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We offer our SmartCool cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. We use diode laser bars from Coherent to manufacture our Vectus diode laser, and we use diode laser modules from Dilas to manufacture our SculpSure® laser system. Although alternative suppliers exist for the diode laser bars, they could take months to qualify and implement.

We do not have long-term contracts with our third-party manufacturers or sole source suppliers. We generally purchase components and subassemblies as well as our other supplies on a purchase order basis or with one year purchase agreements. If for any reason, our third-party manufacturers or sole source suppliers are not willing or able to provide us with components, subassemblies or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired. To date, we have been able to obtain adequate outsourced manufacturing services and supplies of components from our third-party manufacturers and suppliers in a timely manner. We believe that over time alternative component and subassembly manufacturers and suppliers can be identified if our current third-party manufacturers and suppliers fail to fulfill our requirements.

We offer our MonaLisa Touch and PinPointe FootLaser systems pursuant to distribution agreements.

Backlog

We generally do not maintain a significant backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

El.En. Commercial Relationship

We have several distribution agreements with El.En. Under one of these agreements, we purchase from El.En. its SmartLipo MPX system and its proprietary SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex, Cellulaze, and PrecisionTx systems, which also incorporate our proprietary software and delivery systems. We have exclusive worldwide rights under this agreement to sell the SmartLipo MPX system and our products containing the SLT II laser system. Under another distribution agreement with El.En. and separate distribution agreements with certain of our wholly-owned subsidiaries in the United Kingdom, Germany and Spain, we purchase from El.En. its MonaLisa Touch laser system.

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

As of December 31, 2016, we were the sole owner of over 50 U.S. patents, as well as many U.S. pending applications and foreign patents and pending applications. We are also joint owners, including with El.En., of certain patents and pending applications. We are also licensed non-exclusively to certain patents owned by third parties and we have granted exclusive and non-exclusive licenses to third parties to certain of our patents, pending applications and know how. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. We expect our issued and exclusively licensed patents to expire at various dates that range from as early as February 2018 to as late as April 2031.

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

Competition

Our industry is subject to intense competition. Our products compete against laser and other energy-based products offered by public companies, such as Cutera, Syneron Medical and ZELTIQ Aesthetics (whose acquisition by Allergan is pending), as well as several smaller specialized private companies, such as Alma Lasers (acquired in May 2013 by Shanghai Fosun Pharmaceutical) and Lumenis. Some of these competitors have strong financial and human resources and have established reputations, as well as established worldwide distribution channels and sales and marketing capabilities. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our products also compete against non-laser and non-light-based medical products, such as BOTOX® and collagen injections, and surgical and non-surgical aesthetic procedures, such as face lifts, chemical peels, abdominoplasty, liposuction, microdermabrasion, sclerotherapy and electrolysis.

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

Review and Approval of Medical Devices in the European Union

The European Union, or EU, has a coordinated system for the authorization of medical devices. The EU Medical Devices Directive (Council Directive 93/42/EEC, as amended) sets out the basic regulatory framework for medical devices in the European Union. In the EU our medical devices must comply with the Essential Requirements in Annex I to the EU Medical Devices Directive, which we refer to as the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the Certificate of Conformity mark, or CE Mark, to our medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA. To demonstrate compliance with the Essential Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of an EU country to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine products’ technical file and the quality system for the manufacture, design and final inspection of the devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.

The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union or the European Free Trade Association is required in order for a manufacturer to distribute the product commercially throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the quality management system and compliance with the requirements of the Medical Device Directive permits our Notified Body to issue the CE mark for our products. In 2003, we received our certification for ISO 13485, which replaced our EN 46001 certification.

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

Employees

As of December 31, 2016, we had 982 employees, including 439 employees in sales and marketing functions, 84 employees in research, development and engineering functions, 347 employees in manufacturing and service functions and 112 employees in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Item 1A.	Risk Factors

Except for the important factors relating to consummation of the Merger, the following important factors have been prepared as if our company were remaining independent. The following important factors, among others, could cause our business, financial condition, results of operations and cash flows to be materially adversely affected. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 3.

Risks Related to the Merger

The announcement and pendency of Hologic’s proposed acquisition of our company pursuant to a tender offer and subsequent merger with a wholly owned direct subsidiary of Hologic could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•

third parties may determine to delay or defer purchase decisions with regard to our products or terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•

the attention of our management may be directed toward the completion of the Offer and Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us; and

•

current and prospective employees may experience uncertainty regarding their future roles with us (and, if the Merger is completed, Hologic), which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on development and sales of our products.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

If the proposed Merger is not consummated, our business and stock price could be adversely affected.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in late March or April of 2017, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•

we have incurred and expect to continue to incur significant expenses related to the proposed Merger. These Merger-related expenses include investment banking fees and legal and other professional fees. These fees will be payable by us even if the Merger does not close;

•	we would be obligated to pay Hologic a $57.7 million termination fee in connection with the termination of the Merger Agreement in certain circumstances;

•	our customers, prospective customers and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects;

•	certain of our suppliers, distributors, and other business partners may seek to change or terminate their relationships with us as a result of the proposed Merger; and

•	the market price of our common stock may decline, particularly to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options, restricted stock units and performance-based stock units, and the receipt of change in control or other retention or severance payments in connection with the proposed transactions.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Hologic a termination fee of approximately $57.7 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Hologic offer. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

A lawsuit has been filed, and additional lawsuits may be filed, against us and the members of our board of directors arising out of our acquisition by Hologic, which may delay or prevent the proposed transaction.

A putative stockholder class action complaint has been filed against us and our board of directors in connection with the transactions contemplated by the Merger Agreement. We and our directors believe the lawsuit is without merit; however, the outcome of such litigation is uncertain. Regardless of the outcome of this lawsuit, it could delay or prevent our acquisition by Hologic, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Related to Our Business and Industry

We have incurred net losses in prior periods.

While we were profitable in 2016, we incurred losses in the first quarter of 2015 and for the full year 2013. If we are unable to maintain profitability, the market value of our stock may decline, and an investor could lose all or a part of their investment.

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

Competition in the aesthetic device industry is intense. Our products compete against products offered by public companies, such as Cutera, Syneron Medical, and ZELTIQ Aesthetics (whose acquisition by Allergan is pending), as well as several smaller specialized private companies, such as Alma Lasers (acquired in 2013 by Shanghai Fosun Pharmaceutical) and Lumenis. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

We sell our products and services through subsidiaries and distributors in over 120 foreign countries, and we therefore are subject to risks associated with having international operations. We derived 32%, 39%, and 48% of our product revenues from sales outside North America for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The U.S. dollar is our functional currency. Although we sell our products and services through subsidiaries and distributors in over 120 foreign countries, approximately 39% and 46% of our revenues outside of North America for the years ended December 31, 2016 and 2015, respectively, were denominated in or linked to the U.S. dollar. Substantially all of our remaining revenues and all of our operating costs outside of North America are recognized in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. Fluctuations in exchange rates between the currencies in which such revenues are realized or costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. For the year ended December 31, 2016 we incurred a loss on foreign currency of $0.8 million, which is recorded as other expense, net within our consolidated statement of operations. This was primarily due to the strengthening of the U.S. dollar against the euro, British pound, Korean won and Chinese yuan.

We may not receive revenues from our current research and development efforts for several years, if at all.

Investment in product development often involves a long payback cycle and risks associated with new technology. For example, our SculpSure laser system, which we launched in 2015, was in development for five years. Our PicoSure laser system, which we launched in 2013, was in development for several years. We have made and expect to continue making significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not generate anticipated revenues from these investments for several years, if at all.

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

Our Class A common stock price has fluctuated substantially in recent years, and we expect it will continue to do so. From January 1, 2012 through February 21, 2017, our Class A common stock has traded as high as

$66.50 per share and as low as $11.64 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including:

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

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to the risk that the activities of our business partners and third-party vendors may adversely affect our business even if the attack or breach does not directly impact our information technology systems.

Risks Related to Our Reliance on Third Parties

If we fail to obtain key components of our products from our sole source or limited source suppliers or service providers, our ability to manufacture and sell our products would be impaired and our business could be materially harmed.

We depend on sole or limited suppliers of certain components and systems that are critical to the products that we manufacture and sell, and to which the significant majority of our revenues are attributable. We depend on a single contract manufacturer in the United States for the subassembly of certain products that we manufacture and sell, and for the manufacturing of certain products that we sell, and to which a significant portion of our revenues are attributable to these products. We depend on El.En. for the SLT II laser system that we integrate with our own proprietary software and delivery systems into our SmartLipo Triplex, Cellulaze, and PrecisionTx systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En., please see the discussion on page 19 of this Annual Report. We use Alexandrite rods to manufacture the lasers for our Elite and PicoSure products and Nd:YAG rods to manufacture the lasers for our RevLite / MedLite C6 products. We depend exclusively on Northrop Grumman SYNOPTICS to supply both the Alexandrite and Nd:YAG rods to us, and we are aware of no alternative supplier of Alexandrite rods meeting our quality standards. We offer our SmartCool treatment cooling systems for use with our laser aesthetic treatment systems, and we depend exclusively on Zimmer Elektromedizin GmbH to supply SmartCool systems to us. In addition, one third-party supplier assembles and tests many of the components and subassemblies for our Elite and Cynergy product families. We use diode laser bars from Coherent to manufacture our Vectus diode laser, and we use diode laser modules from Dilas to manufacture our SculpSure® laser system. Although alternative suppliers exist for the diode laser subassemblies and diode laser bars, they could take months to qualify and implement.

Other than with El.En., we do not have long-term arrangements with any of our suppliers or our contract manufacturer for the supply of these components or systems or with the assembly and test service provider referenced above, but instead purchase from them on a purchase order basis or with one year purchase agreements. Northrop Grumman SYNOPTICS, Zimmer Elektromedizin, IPG Photonics, Dilas and Coherent are not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

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

We rely on third-party distributors to market, sell and service a significant portion of our products. If these distributors do not commit the necessary resources to effectively market, sell and service our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

In the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, we sell our products through our internal sales organization. Outside of these markets, we sell our products through third-party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. Sales of our aesthetic treatment systems by third-party distributors represented 12%, 17% and 21% of our product revenue in 2016, 2015 and 2014, respectively.

We do not control our distributors, and these parties may not be successful in marketing our products. These parties may fail to commit the necessary resources to market and sell our products to the level of our expectations. Currently, we have written distributor agreements in place with most of our third-party distributors. We cannot be sure that our distributors will agree with our interpretation of the terms of the agreements or that we will receive payments under the agreements. The third-party distributors with which we do not have written distributor agreements may also disagree with the terms of our relationship. Our distributors may terminate their relationships with us and stop selling and servicing our products with little or no notice. If current or future third-party distributors or other parties that sell our products do not perform adequately, or if we fail to maintain our existing relationships with these parties or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

Risks Related to Our Relationship with El.En. and Our Corporate Structure

El.En. and its subsidiaries market and sell products that compete with our products, and any increased competition from El.En. could have a material adverse effect on our business.

El.En. is a leading laser manufacturer in Europe and a leading light-based medical device manufacturer worldwide. El.En. and its subsidiaries develop and produce laser systems with scientific, industrial, commercial and medical applications. Under exclusive distribution agreements with El.En., we purchase from El.En. its proprietary SmartLipo MPX system and its SLT II laser system. The SLT II laser system is an essential component of our SmartLipo Triplex and Cellulaze systems, which also incorporate our proprietary software and delivery systems. We also depend on El.En. for the MonaLisa Touch laser system. For further information regarding our distribution agreements with El.En., please see the discussion on page 19 of this Annual Report.

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

We jointly own patents and patent applications with third parties. Our ability to exploit or enforce these patent rights, or to prevent the third party from granting licenses to others with respect to these patent rights, may be limited in some circumstances.

We jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries.

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

In order to obtain premarket approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

•	the FDA, other regulatory authorities or an institutional review board may place a clinical trial on hold;

•	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;

•	patients may not comply with trial protocols;

•	institutional review boards and third-party clinical investigators may delay or reject our trial protocol;

•

third-party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;

•	third-party organizations may not perform data collection and analysis in a timely or accurate manner;

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

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In many countries, our third-party distributors are responsible for obtaining and maintaining regulatory approvals for our products. We do not control our third-party distributors, and they may not be successful in obtaining or maintaining these regulatory approvals.

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

The Patient Protection and Affordable Care Act includes reporting and disclosure requirements, commonly referred to as the “Sunshine Act”, for “applicable manufacturers” of drugs, biological, medical devices and medical supplies with regard to payments or other transfers of value made to certain physicians and teaching hospitals. The final rules implementing the Sunshine Act are complex, ambiguous, and broad in scope. Sales related to the Ellman surgical product line are subject to the reporting requirements under the Sunshine Act. We believe that sales related to our aesthetic product lines fall under a reporting exception under this law and, accordingly, reporting related to those sales is not required. With the new U.S. presidential administration and Congress, there will likely be additional legislative changes, including the possible repeal and replacement of certain provisions of the Sunshine Act, but it is unclear if and when such legislation would be enacted, what it would provide and what impact it would have on, among other things, reporting and disclosure requirements.

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

In addition, most of the products and systems that we sell became subject in 2013 to an excise tax on sales of certain medical devices in the United States after December 31, 2012 by the manufacturer, producer or importer in an amount equal to 2.3% of the sale price. Under the law, additional charges, including warranties, may be deemed to be included in the sale price for purposes of determining the amount of the excise tax. Although this excise tax has been suspended for 2016 and 2017, we cannot predict whether it will be reinstated, and if it is, we believe it could harm our future sales and profitability.

Risks Related to Litigation

If our past fax practices are shown to have violated the Telephone Consumer Protection Act, that could have a material impact on our results of operations, cash flows and financial condition.

In the past, we have used faxes to disseminate information about our clinical workshops to large numbers of customers and potential customers. Under the federal Telephone Consumer Protection Act, or TCPA, recipients of noncompliant fax advertisements are entitled to $500 per violation, and that amount may be increased up to $1,500 for knowing or willful violations.

In July 2016, we were sued in federal court by ARcare, Inc., or ARcare, individually and as putative representative of a purported class under the TCPA. The plaintiff alleges that we violated the TCPA by sending fax advertisements that did not comply with statutory and Federal Communications Commission requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future, and by sending unsolicited fax advertisements.

We answered the complaint and denied liability, and in January 2017, we entered into an agreement to settle the lawsuit. The settlement agreement was subject to court approval and, if approved, would have given

Cynosure a full release from the settlement class concerning the conduct alleged in the complaint. However, the court overseeing the matter subsequently expressed concern about aspects of the settlement agreement, and in February 2017, we and ARcare agreed in principle to new terms to be incorporated into a new settlement agreement. The new settlement agreement will be subject to further negotiation, and thereafter the settlement agreement will be subject to court approval. As with the initial settlement, if approved, we would receive a full release from the settlement class concerning the conduct alleged in the complaint.

Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this matter. Even if we prevail in or are able to settle this lawsuit, other claims may be brought against us alleging past violations of the TCPA. Moreover, the amount of any potential liability in connection with other possible lawsuits will depend, to a large extent, on whether a settlement class is certified in the ARcare matter, which we cannot predict at this time. We have tendered a claim with respect to the ARcare lawsuit to our general liability insurance carrier and the carrier has indicated that coverage is unlikely for this claim.

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

We lease a 150,000 square foot facility in Westford, Massachusetts which houses our executive offices and our manufacturing, research and development and warehouse operations. The lease on this facility expires in May 2028. We also lease a 19,000 square foot facility in Westford, Massachusetts which houses additional warehouse operations. The lease on this facility expires in June 2024. In addition, we lease a 44,000 square foot facility in Hicksville, New York which houses our manufacturing and warehouse operations for our Ellman product line. The lease on the Hicksville facility expires in June 2020. Lastly, we lease an aggregate of approximately 70,000 square feet of space at 19 other locations in Europe and the Asia/Pacific region, which we use for sales and service purposes.

Item 3.	Legal Proceedings

PicoSure Litigation

On June 26, 2015, a plaintiff, LDGP, LLC d/b/a Hartsough Dermatology, individually and on behalf of a putative class, filed a complaint against us in the U.S. District Court for the Northern District of Illinois—Western Division seeking monetary damages, injunctive relief, costs and attorneys’ fees. The plaintiff filed an amended complaint on November 9, 2015, which added three new plaintiffs. The amended complaint alleges that we falsely represented that the PicoSure laser removes and eliminates tattoos and difficult colors, and alleges violations of several state consumer fraud laws, breach of warranty, common law fraud and negligent misrepresentation. It seeks to assert claims on behalf of all entities in the United States who purchased a PicoSure laser, except those located in Louisiana. On December 7, 2015, we filed our answer and motion for partial judgment on the pleadings regarding several counts in the amended complaint. On August 15, 2016, the court granted our motion in connection with the negligent misrepresentation count, and denied it with respect to the breach of contract claim. We believe that we have meritorious defenses to the individual claims of the named plaintiffs, and we believe that the putative class claims are without merit.

SmartLipo Litigation

On May 2, 2016, Susan Lovell Ficken and certain other named plaintiffs, individually and on behalf of a putative class, filed a complaint against us in Missouri state court seeking monetary and punitive damages, injunctive relief, costs and attorneys’ fees. The matter was removed to the U.S. District Court for the Western District of Missouri—Central Division on June 3, 2016. The amended complaint, filed on June 27, 2016, alleges that the SmartLipo laser was unlawfully marketed by us and third parties, giving rise to alleged violations of the Missouri Merchandising Practices Act. It seeks to assert claims on behalf of all individuals who purchased a SmartLipo procedure in Missouri. On July 11, 2016, we filed a motion to dismiss the entire action. In response, on September 2, 2016, plaintiffs filed a second amended complaint with the same material allegations but that added a named plaintiff in an attempt to defeat our statute of limitations defense. We filed a motion to dismiss the second amended complaint on September 16, 2016. That motion has been fully briefed, and we are awaiting the Court’s ruling. In the interim, we are engaged in discovery. In accordance with the requirements imposed upon us by Western District of Missouri’s mandatory mediation and assessment program, we participated in mediation on February 15, 2017 which did not result in a resolution of the matter. We believe the claims are without merit, and that we have meritorious defenses.

TCPA Litigation

On July 27, 2016, ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against us in the U.S. District Court for the District of Massachusetts. The plaintiff alleges that we violated the federal Telephone Consumer Protection Act, or TCPA, by sending fax advertisements that did not comply with statutory and Federal Communications Commission, or FCC, requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future, and by sending unsolicited fax advertisements. The complaint seeks damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. The TCPA provides for statutory damages of $500 per violation and gives courts the discretion to increase that amount up to $1,500 for knowing and willful violations. We estimate the aggregate number of faxes sent in the four years prior to the lawsuit to be approximately 835,000. On September 30, 2016, we answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9, and on October 7, 2016, we responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages under Chapter 93A on an individual basis. To date, the plaintiff has not moved to amend the complaint to assert a claim under Chapter 93A. On October 12, 2016, the court agreed to the parties’ request to stay the case until January 11, 2017 to allow the parties to pursue mediation. In January 2017, Cynosure and ARcare entered into an agreement to settle the lawsuit. The settlement agreement was subject to court approval and, if approved, would have given Cynosure a full release from the settlement class concerning the conduct alleged in the complaint, in exchange for which Cynosure would have paid settlement compensation between $6.5 million and $16.0 million depending on the number of class members to file a valid claim. The court overseeing the matter subsequently expressed concern about aspects of the settlement agreement, and in February 2017, Cynosure and ARcare agreed in principle to new terms to be incorporated into a new settlement agreement that is subject to further negotiation, and thereafter will be subject to court approval. As with the initial settlement, if approved, we would pay a fixed settlement compensation amount of $8.5 million and receive a full release from the settlement class concerning the conduct alleged in the complaint.

In connection with the original January 2017 settlement agreement, we recorded a $7.2 million charge in the fourth quarter of 2016 in connection with the settlement agreement, including a $6.5 million estimated settlement plus and expenses associated with this matter. As a result of the new settlement terms, we subsequently increased that charge by $2.0 million, also effective in the fourth quarter of 2016, to a total of $9.2 million. This $9.2 million represents our best estimate of the total settlement expense to be incurred in connection with the ARcare matter.

Merger Litigation

On February 24, 2017, a putative stockholder class action complaint, captioned Joel Rosenfeld IRA v. Cynosure, Inc., et al., Civ. Action No. 17-10309 (D. Mass.), or the Rosenfeld Action, was filed in the U.S. District Court for the District of Massachusetts in connection with the Offer and the Merger, naming as defendants us and each member of our board of directors. The complaint in the Rosenfeld Action, among other things, criticizes the proposed transaction price as inadequate and alleges that we and our board of directors omitted certain allegedly material information from the Solicitation/Recommendation Statement on Schedule 14D-9 in violation of the Exchange Act and related SEC regulations. The alleged omissions relate to (i) certain of our projections, (ii) certain data and inputs underlying the financial valuation analyses, and (iii) the background of the merger process.

The plaintiff in the Rosenfeld Action seeks an order (i) maintaining the action as a class action, certifying the plaintiff as the class representative, and certifying the plaintiff’s counsel as class counsel, (ii) preliminarily and permanently enjoining defendants and all persons acting in concert with them from proceeding with, consummating, or closing the Offer or the Merger, (iii) in the event defendants consummate the Offer or the Merger, rescinding it and setting it aside or awarding rescissory damages, and (iv) awarding appropriate costs, attorneys’ fees, and experts’ fees. We and our directors believe this lawsuit is without merit.

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

	High	Low
Fiscal Year Ended December 31, 2015
First quarter	$31.83	$27.02
Second quarter	$40.52	$29.76
Third quarter	$42.97	$29.00
Fourth quarter	$45.05	$29.60

Fiscal Year Ended December 31, 2016
First quarter	$44.77	$32.90
Second quarter	$53.33	$42.80
Third quarter	$55.94	$47.70
Fourth quarter	$53.06	$39.90

On February 21, 2017, the closing price per share of our Class A common stock was $66.10, as reported on The Nasdaq Global Market. The number of record holders of our Class A common stock as of February 21, 2017 was 607.

In February 2016, we announced that our board of directors has authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the year ended December 31, 2016, we did not repurchase any shares of our common stock under this program.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

At December 31, 2016, our total cash, cash equivalents and short and long-term marketable securities balance was $237.8 million. We did not sell any unregistered securities during the period covered by this Annual Report.

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2011 (the last trading day for the year ended December 31, 2011) in our Class A common stock, the Nasdaq U.S. Index and the Nasdaq Medical Devices, Instruments, Supplies, Manufacturers and Distributors Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

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

Name	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
NASDAQ Medical Dev/Ins/Sup Manufacturers & Distributors Index	$100.00	$111.32	$130.46	$153.48	$167.82	$178.95
NASDAQ U.S. Index	$100.00	$118.31	$164.73	$176.47	$177.32	$200.39
Cynosure, Inc.	$100.00	$205.02	$226.53	$233.16	$379.85	$387.76

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$433,532	$339,462	$292,369	$226,010	$153,493

Cost of revenues	178,221	145,928	127,131	95,730	64,567

Gross profit	255,311	193,534	165,238	130,280	88,926
Operating expenses:
Sales and marketing	153,853	111,506	88,564	65,211	48,220
Research and development	28,973	22,343	22,033	17,473	12,972
Amortization of intangible assets acquired	2,741	2,990	2,961	2,114	1,368
General and administrative	42,404	30,374	30,420	51,309	14,233

Total operating expenses	227,971	167,213	143,978	136,107	76,793

Income (loss) from operations	27,340	26,321	21,260	(5,827)	12,133
Interest (expense) income, net	(1,563)	(1,683)	(1,446)	(23)	60
Other (expense) income, net	(834)	(1,440)	(1,476)	313	532

Income (loss) before provision (benefit) for income taxes	24,943	23,198	18,338	(5,537)	12,725
Provision (benefit) for income taxes (1)	10,742	7,391	(13,000)	(3,890)	1,764

Net income (loss)	$14,201	$15,807	$31,338	$(1,647)	$10,961

Basic net income (loss) per share	$0.61	$0.71	$1.44	$(0.09)	$0.83

Diluted net income (loss) per share	$0.60	$0.70	$1.41	$(0.09)	$0.79

Basic weighted average common shares outstanding	23,304	22,286	21,824	19,325	13,189

Diluted weighted average common shares outstanding	23,706	22,658	22,195	19,325	13,792

	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments and related financial instruments	$237,783	$182,760	$133,375	$129,092	$146,745
Working capital	233,176	182,090	144,568	152,362	148,615
Total assets	586,507	534,610	456,077	406,189	233,930
Capital lease obligation, net of current portion	18,707	17,372	16,088	14,957	432
Retained earnings	69,982	55,781	39,974	8,636	10,283
Total stockholders’ equity	455,494	404,402	358,112	328,352	197,507

(1)	Provision (benefit) for income taxes for the year ended December 31, 2014 includes an income tax benefit of $19.9 million resulting from the release of substantially all of the valuation allowance maintained against our net U.S. deferred tax asset.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our product portfolio is composed of a broad range of energy sources including Alexandrite, diode, Nd: YAG, picosecond, pulse dye, Q-switched lasers, intense pulsed light and RF technology. We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and through international distributors in over 120 other countries.

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

As further described under Note 14 to our consolidated financial statements included in this Annual Report, on February 14, 2017, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Hologic, Inc., or Hologic, and Minuteman Merger Sub, Inc., a wholly-owned subsidiary of Hologic, or the Purchaser. Pursuant to the terms of Merger Agreement, the Purchaser commenced an all cash tender offer on February 22, 2017, or the Offer, for any (subject to the minimum condition) and all of our outstanding shares of Class A common stock, par value $0.001 per share, or the Shares, at a purchase price of $66.00 per Share, or the Offer Price, net to the seller in cash, without interest, subject to any required withholding of taxes. The Offer will remain open for a minimum of 20 business days from the date of commencement. Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger, the Purchaser will merge with and into us, with Cynosure surviving as a wholly-owned subsidiary of Hologic, which we refer to as the Merger, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by the Purchaser of Shares validly tendered and not withdrawn in the Offer. Unless extended by Hologic in accordance with the Merger Agreement, the offering period for the Offer will expire at the end of the day, 12:00 Midnight, Eastern time, on Tuesday, March 21, 2017. The Merger Agreement contains customary termination rights for both us and Hologic, including, among others, for failure to consummate the Offer on or before August 14, 2017.

We expect to consummate the Merger in late March or April of 2017. However, we have prepared this Annual Report and the forward-looking statements contained in this Annual Report as if we were going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this Annual Report would no longer be applicable.

Revenues

We generate revenues primarily from sales of our non-invasive and minimally invasive laser and light-based aesthetic treatment systems, as well as RF energy based surgical and aesthetic systems, which we refer to collectively as our product sales. We also generate revenues from sales of parts and accessories, from services, including product warranty revenues, and from royalty payments received from our licensees. Our business model generally does not involve separate contracts entered into at or near the same time; nor does our business model involve incremental future discounts offered to the same customer. We do not offer a right of cancellation, termination, refund or return. During the year ended December 31, 2016, we derived approximately 83% of our revenues from product sales and 17% of our revenues from the sale of parts, accessories, service and royalties. During the year ended December 31, 2015, we derived approximately 81% of our revenues from product sales and 19% of our revenues from the sale of parts, accessories, service and royalties.

We recognize revenue from sales of our products, parts and accessories in accordance with the Accounting Standards Codification, or ASC, Revenue Recognition Topic 605-10-S99. We recognize revenue from sales of our products, parts and accessories when title and risk of ownership has been transferred, which is upon shipment, provided there are no uncertainties regarding customer acceptance, and the following factors are present:

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

Multiple-element arrangements are evaluated in accordance with ASC 605-25, Multiple-Element Arrangements. We determined that our multiple-element arrangements are generally comprised of the following elements that are recognized as separate units of accounting: products, accessories, extended warranties and installation and training services. Installation and training services are not essential to the functionality of the aesthetic treatment system. We allocate revenue among the elements based upon their vendor specific objective evidence of fair value, or VSOE. If VSOE does not exist, we may use third-party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use management’s best estimate of selling price, or BESP, of each element to determine the relative selling price. Presently there are no elements for which we are utilizing TPE or BESP.

VSOE is based on the relative sales price based on separate stand-alone sales of our elements. Revenues associated with products and accessories are recognized when shipped. Accessories are predominantly shipped with the aesthetic treatment system when sold with the product. Revenues associated with extended warranties are deferred and recognized ratably over the extended warranty period, which is generally one year. The relative sales prices of extended warranties are based on the actual pricing of service contracts purchased on a standalone basis at a later time, normally at the end of the standard warranty period. Due to the type of revenue arrangements and structure of our contracts, we refer to guidance on separately priced extended warranties within ASC 605-20, Services. Under ASC 605-20, we defer the selling price of the separately priced extended warranty at the inception of the arrangement, and allocate the remainder of the arrangement consideration among the remaining elements on their VSOE of fair value in accordance with ASC 605-25.

We sell our products globally under the Cynosure, Palomar, ConBio and Ellman brand names through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea, and use distributors to sell our products in other countries where we do not have a direct presence. During the years ended December 31, 2016 and 2015, we derived 32% and 38% of our total revenues, respectively, from sales outside North America. As of December 31, 2016, we had 177 sales employees covering North America and 54 sales employees in France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea. We utilize a global distribution network covering over 120 countries.

The following table provides revenue data by geographical region for the years ended December 31, 2016, 2015 and 2014:

	Percentage of Revenues
	Year Ended December 31,
	2016	2015	2014
Region
North America	68%	62%	54%
Europe	10	12	17
Asia/Pacific	19	21	22
Other	3	5	7

Total	100%	100%	100%

See Note 6 to our consolidated financial statements included in this Annual Report for revenues and asset data by geographic region.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third-party suppliers. Cost of revenues also includes royalties incurred on certain products sold by us and our licensees, costs incurred in connection with our efforts to litigate or settle additional third-party license agreements, amortization expense related to developed technology and patents intangible assets, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing. We expect our sales and marketing expenses to increase in absolute dollars but remain consistent as a percentage of revenues in 2017.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars and as a percentage of revenues in 2017.

Amortization of Intangible Assets Acquired

Amortization of intangible assets acquired consists of amortization expense related to customer relationships and trade name intangible assets.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executives, accounting and administrative personnel, professional fees and other general corporate expenses. We expect our general and administrative expenses to decrease in absolute dollars and as a percentage of revenues in 2017.

Interest Expense, net

Interest expense, net consists primarily of interest charges on capital lease obligations and the license transfer agreement assumed in the Ellman asset acquisition. Interest earned on our short and long-term marketable securities consists of state and municipal bonds, and U.S. government agencies and treasuries. We expect interest expense to remain consistent in 2017 as compared to 2016.

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

A full valuation allowance is maintained on the net deferred tax assets of our subsidiary in Mexico. Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. We consider several sources of taxable income in making our valuation allowance assessments including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and forecasted future income. We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future based on actual results. We account for uncertain tax positions following the provisions of ASC, 740, Accounting for Income Taxes, or ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Results of Operations

Years Ended December 31, 2016 and 2015

The following table contains selected statements of operations data, which serve as the basis of the discussion of our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Change 2015 to 2016
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
	(Dollars in thousands)
Product revenues	$357,968	83%	$276,085	81%	$81,883	30%
Parts, accessories, service and royalty revenues	75,564	17	63,377	19	12,187	19

Total revenues	433,532	100	339,462	100	94,070	28
Cost of revenues	178,221	41	145,928	43	32,293	22

Gross profit	255,311	59	193,534	57	61,777	32
Operating expenses:
Sales and marketing	153,853	35	111,506	33	42,347	38
Research and development	28,973	7	22,343	6	6,630	30
Amortization of intangible assets acquired	2,741	1	2,990	1	(249)	(8)
General and administrative	42,404	10	30,374	9	12,030	40

Total operating expenses	227,971	53	167,213	49	60,758	36

Income from operations	27,340	6	26,321	8	1,019	4
Interest expense, net	(1,563)	—	(1,683)	(1)	120	7
Other expense, net	(834)	—	(1,440)	—	606	42

Income before provision for income taxes	24,943	6	23,198	7	1,745	8
Provision for income taxes	10,742	3	7,391	2	3,351	45

Net income	$14,201	3%	$15,807	5%	$(1,606)	(10%)

Revenues

Total revenues for the year ended December 31, 2016 increased by $94.1 million, or 28%, to $433.5 million, as compared to the year ended December 31, 2015 revenues of $339.5 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2016	2015
Product sales in North America	$242,351	$168,650	$73,701	44%
Product sales outside North America	115,617	107,435	8,182	8
Global parts, accessories, service and royalty sales	75,564	63,377	12,187	19

Total Revenues	$433,532	$339,462	$94,070	28%

The change in total revenues was attributable to a number of factors:

•

Revenues from the sale of products in North America increased $73.7 million, or 44%, from the 2015 period, attributable primarily to sales of SculpSure, to which we have increased dedicated sales and marketing resources since its September 2015 launch, and, to a lesser extent, increased unit sales of certain other existing products. For the period, revenues from North American product sales of SculpSure exceeded the amount of the aggregate $73.7 million increase. These increases were partially offset by a decline in the number of units sold in certain other products, as a result of normal shifts in product mix, timing of order qualification and fulfillment, and certain products nearing the end of their product life cycle. Average selling prices for our products remained consistent with the 2015 period.

•

Revenues from the sale of products outside of North America increased $8.2 million, or 8%, from the 2015 period. Product sales from our Asia Pacific subsidiaries increased 33% from the 2015 period following regulatory approval, and the resulting commencement of sales, of PicoSure and Icon in China in September 2015 and November 2016, respectively, and SculpSure in Australia and in South Korea in December 2015 and July 2016, respectively. This was offset by a 9% decrease in third-party distributor product sales from the 2015 period due to economic weakness in certain third party distributor territories. Third-party distributor product sales increased 15% for the three months ended December 31, 2016 as compared to three months ended December 31, 2015.

•

Revenues from the sale of parts, accessories, services and royalties increased $12.2 million, or 19%, from the 2015 period primarily due to increases in our sales of SculpSure PACs, which were launched in September 2015. Revenues from our services business, including repairs and contracts, increased over the 2015 period in part due to our expanded install base. These increases were partially offset by the final $3.0 million settlement payment received from Tria Beauty, Inc. in the 2015 period and the expiration of MGH royalty agreements in the 2016 period.

Cost of Revenues

	Year Ended December 31,		$ Change	% Change
	2016	2015
Cost of revenues (dollars in thousands)	$178,221	$145,928	$32,293	22%
Cost of revenues (as a percentage of total revenues)	41%	43%

Total cost of revenues increased $32.3 million, or 22%, to $178.2 million for the 2016 period, as compared to $145.9 million for the 2015 period. The increase was primarily associated with our 28% increase in total revenues in the 2016 period compared to the 2015 period. Total cost of revenues as a percentage of total revenues decreased for the 2016 period as compared to the 2015 period due to a higher percentage of product revenue from our distribution in North America, where average selling prices tend to be higher, and increases in our sales of SculpSure PACs.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2016	2015
Sales and marketing (dollars in thousands)	$153,853	$111,506	$42,347	38%
Sales and marketing (as a percentage of total revenues)	35%	33%

Sales and marketing expenses increased $42.3 million, or 38%, to $153.9 million for the 2016 period, as compared to $111.5 million for the 2015 period. The increase was due to an increase of $16.3 million in payroll and payroll related expenses as we expanded our sales and marketing efforts for SculpSure, an increase of $14.6 million from expenses related to workshops, trade shows, advertising and other marketing efforts and an increase of $11.4 million in commission expense as a result of increased product sales. Our total sales and marketing expenses for the 2016 period increased as a percentage of total revenues to 35% as compared to the 2015 period, primarily due to the sales and marketing costs associated with SculpSure, which was launched in September 2015.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2016	2015
Research and development (dollars in thousands)	$28,973	$22,343	$6,630	30%
Research and development (as a percentage of total revenues)	7%	6%

Research and development expenses increased $6.6 million, or 30%, to $29.0 million for the 2016 period, as compared to $22.3 million for the 2015 period. The increase was due to increases in personnel costs of $3.9 million and professional services costs of $2.7 million related to research and development projects to expand our product offerings for new aesthetic indications and treatment areas. Our total research and development expenses as a percentage of total revenues increased in the 2016 period as compared to the 2015 period primarily due to the increased research and development costs in 2016 to expand our product offerings.

Amortization of Intangible Assets Acquired

	Year Ended December 31,		$ Change	% Change
	2016	2015
Amortization of intangible assets acquired (dollars in thousands)	$2,741	$2,990	$(249)	(8%)
Amortization of intangible assets acquired (as a percentage of total revenues)	1%	1%

Amortization of intangible assets acquired decreased $0.2 million, or 8%, for the 2016 period as compared to the 2015 period. Amortization of intangible assets acquired as a percentage of total revenues remained consistent for the 2016 and 2015 periods.

General and Administrative

	Year Ended December 31,		$ Change	% Change
	2016	2015
General and administrative (dollars in thousands)	$42,404	$30,374	$12,030	40%
General and administrative (as a percentage of total revenues)	10%	9%

General and administrative expenses increased $12.0 million, or 40%, to $42.4 million for the 2016 period, as compared to $30.4 million for the 2015 period. The increase is due to increases in payroll, legal and administrative expenses of $10.6 million, which includes a $9.2 million charge in the fourth quarter of 2016 in connection with the ARcare settlement agreement and expenses associated with the ARcare matter, as well as an increase of $1.4 million in stock-based compensation expense from the performance-based stock unit awards during the 2016 period. Our total general and administrative expenses as a percentage of total revenues increased in the 2016 period as compared to the 2015 period primarily due to the costs incurred associated with the ARcare matter.

Interest Expense, net

	Year Ended December 31,		$ Change	% Change
	2016	2015
Interest expense, net (dollars in thousands)	$(1,563)	$(1,683)	$120	7%

The decrease in interest expense, net was primarily due to an increase in interest income from investments resulting from increased cash invested in interest-bearing securities during the 2016 period as compared to the 2015 period.

Other Expense, net

	Year Ended December 31,		$ Change	% Change
	2016	2015
Other expense, net (dollars in thousands)	$(834)	$(1,440)	$606	42%

The change in other expense, net was primarily as a result of decreased net foreign currency remeasurement losses in the 2016 period as compared to the 2015 period.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2016	2015
Provision for income taxes (dollars in thousands)	$10,742	$7,391	$3,351	45%
Provision as a percentage of income before provision for income taxes	43%	32%

The provision for income taxes results from a combination of the activities of our U.S. entities and foreign subsidiaries. During the 2016 period, we recorded an income tax provision of $10.7 million, representing an effective tax rate of 43%. The difference between the U.S. federal statutory tax rate and the effective tax rate during the 2016 period was predominantly related to tax expense associated with non-deductible expenses (primarily related to disallowed officers’ compensation), partially offset by benefits associated with the jurisdictional mix of worldwide earnings, the federal research credit and the domestic manufacturing deduction. During the 2015 period, we recorded an income tax provision of $7.4 million, representing an effective tax rate of 32%. The difference between the U.S. federal statutory tax rate and the effective tax rate during the 2015 period was primarily attributable to tax benefits associated with federal and state research credits, the release of valuation allowance against certain foreign deferred tax assets and the domestic manufacturing deduction, partially offset by the impact of non-deductible expenses.

Years Ended December 31, 2015 and 2014

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

Revenues

Total revenues for the year ended December 31, 2015 increased by $47.1 million, or 16%, to $339.5 million, as compared to the year ended December 31, 2014 revenues of $292.4 million (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2015	2014
Product sales in North America	$168,650	$123,403	$45,247	37%
Product sales outside North America	107,435	113,475	(6,040)	(5)
Global parts, accessories, service and royalty sales	63,377	55,491	7,886	14

Total Revenues	$339,462	$292,369	$47,093	16%

The change in total revenues was attributable to a number of factors:

•

Revenues from the sale of products in North America increased by approximately $45.2 million, or 37%, from the 2014 period, primarily due to a full year of MonaLisa Touch sales, strong sales of PicoSure and Icon, and the launch of SculpSure in the 2015 period. Average selling prices for our products remained consistent with the 2014 period.

•

Revenues from the sale of products outside of North America decreased by approximately $6.0 million, or 5%, from the 2014 period, primarily due to unfavorable exchange rates affecting our European subsidiaries and a lower number of units sold by our European and Middle East distributors due to economic instability in these regions.

•

Revenues from the sale of parts, accessories, services and royalties increased by approximately $7.9 million, or 14%, from the 2014 period, primarily due to a full year of accessories revenues attributable to products acquired from Ellman, sales of the PicoSure FOCUS Lens Array and the inclusion of SculpSure accessories sales in the 2015 period.

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

The increase in interest expense, net was due to an increase in interest expense associated with the capital lease of our U.S. operating facility in Westford, Massachusetts, as well as a full year of interest charges included in the 2015 period on the license transfer agreement acquired in the 2014 Ellman asset acquisition.

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

Liquidity and Capital Resources

We require cash to pay our operating expenses, invest in research and development projects, make capital expenditures, fund acquisitions and pay our long-term liabilities. We have funded our operations through cash generated from our operations and proceeds from public offerings of our Class A common stock.

Our cash, cash equivalents and marketable securities balance increased by $55.0 million as of December 31, 2016 from December 31, 2015. At December 31, 2016, our cash, cash equivalents and short and long-term marketable securities were $237.8 million. Our cash and cash equivalents of $153.6 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term marketable securities of $46.5 million consist of investments in various state and municipal governments, and U.S. government agencies and treasuries, all of which mature by December 15, 2017. Our long-term marketable securities of $37.6 million consist of investments in various state and municipal governments, and U.S. government agencies and treasuries, all of which mature by November 16, 2018.

At December 31, 2016, $17.3 million of cash and cash equivalents was held by our foreign subsidiaries, which we expect will be used primarily to fund working capital requirements, service existing obligations and invest in efforts to secure future business. We have provided U.S. deferred income taxes on approximately $0.6 million of unremitted earnings at our foreign subsidiaries at December 31, 2016, which are not deemed to be indefinitely reinvested, as they are not necessary to fund existing business needs of our subsidiaries. There has not been a material change in the amount of unremitted earnings on which deferred taxes have been provided as of December 31, 2016.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products and continued progress of our research and development of new products. During the years ended December 31, 2016 and 2015, we purchased $13.5 million and $10.8 million, respectively, of property and equipment. During the years ended December 31, 2016 and 2015, we transferred $6.5 million and $6.6 million, respectively, of demonstration equipment to fixed assets. We expect that our capital expenditures during the next 12 months will decrease compared to the 2016 period.

In February 2016, we announced that our board of directors has authorized the repurchase of up to $35 million of our Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the year ended December 31, 2016, we did not repurchase any shares of our common stock under this program.

We believe that our current cash, cash equivalents and short and long-term marketable securities, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Under the terms and prior to the termination of the Merger Agreement, we must receive Hologic’s approval of specified expenditures above specified dollar amounts, as set forth in the Merger Agreement.

Cash Flows

Net cash provided by operating activities was $45.0 million for the year ended December 31, 2016, and resulted primarily from net income of $14.2 million and $30.8 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items increased cash from operating activities by approximately $0.5 million, primarily related to an increase in accrued expenses and a decrease in prepaid expenses, partially offset by decreases in deferred revenue and accounts payable. Net cash used in investing activities was $26.2 million for the year ended December 31, 2016, which consisted primarily of $64.6 million in purchases of marketable securities and $13.5 million in purchases of property and equipment, offset by $51.9 million in proceeds from the sales and maturities of marketable securities. Net cash provided by financing activities during the year ended December 31, 2016 was $26.3 million, primarily related to the proceeds from stock option exercises.

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

Net cash provided by operating activities was $42.1 million for the year ended December 31, 2014, and resulted primarily from net income of $31.3 million and $24.9 million in depreciation and amortization and stock-based compensation expense offset by $15.8 million in changes in deferred income taxes. Net changes in working capital items decreased cash from operating activities by approximately $0.5 million, primarily related to increases in inventory and accounts receivable, partially offset by increases to accounts payable and accrued expenses. Net cash used in investing activities was $53.7 million for the year ended December 31, 2014, which consisted primarily of $56.9 million in purchases of marketable securities, $15.8 million in additions of fixed assets and $13.2 million in cash paid for the Ellman asset acquisition, partially offset by $32.4 million in proceeds from the sales and maturities of marketable securities. Net cash used in financing activities during the year ended December 31, 2014 was $7.0 million, primarily related to $15.6 million in repurchases of common stock offset by $8.2 million in proceeds from stock option exercises.

Contractual Obligations

Our significant outstanding contractual obligations relate to our capital leases from our facilities leases, including the buildings portion of our U.S. operating facility, and equipment financings. Our leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which we recognize the expense on a straight-line basis. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2016.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Capital lease obligations, including interest	$34,091	$2,960	$5,685	$5,714	$19,732
Operating leases	10,156	2,220	3,627	1,379	2,930

Total contractual obligations	$44,247	$5,180	$9,312	$7,093	$22,662

In the event we terminate the Merger Agreement, we have agreed to pay Hologic a termination fee of $57.7 million under specified circumstances, including (i) a termination by us to accept a superior proposal (as defined in the Merger Agreement), (ii) a termination by Hologic if our board of directors changes its recommendation in respect of the Offer or (iii) if we receive an alternative acquisition proposal (as defined in the Merger Agreement) prior to termination of the Merger Agreement and the Merger Agreement is terminated (a) by either party because the outside date (as defined in the Merger Agreement) occurs or (b) by Hologic upon a breach by us of our covenants in a manner that would lead to the failure of a closing condition and, within 12 months after such termination, we enter into a definitive agreement to consummate, or consummate, any alternative acquisition proposal.

Purchase Commitments

We have entered into two distribution agreements with a contract manufacturer that expire in October 2019 and November 2021. Each agreement automatically renews for additional one-year terms unless either party provides notice of termination at least six months prior to the expiration of the initial term or any subsequent renewal term. The distribution agreements have annual minimum purchase obligations and may be terminated by the contract manufacturer if we do not meet the annual minimum purchase obligations. The future annual minimum purchase obligations can be reduced if we exceed the purchase limits in a given year as stated in the distribution agreement.

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

Revenue Recognition and Deferred Revenue

We generate revenues primarily from our product sales. We also generate revenues from sales of parts and accessories, from services, including product warranty revenues, and from royalty payments received from our licensees. Our business model generally does not involve separate contracts entered into at or near the same time; nor does our business model involve incremental future discounts offered to the same customer. We do not offer a right of cancellation, termination, refund or return. During the year ended December 31, 2016, we derived approximately 83% of our revenues from product sales and 17% of our revenues from the sales of parts, accessories, service and royalties. During the year ended December 31, 2015, we derived approximately 81% of our revenues from sales of our products and 19% of our revenues from parts, accessories, service and royalty revenues.

We recognize revenue from sales of our products, parts and accessories in accordance with the ASC Revenue Recognition Topic 605-10-S99. We recognize revenue from sales of our products, parts and accessories when title and risk of ownership has been transferred, which is upon shipment, provided there are no uncertainties regarding customer acceptance, and the following factors are present:

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

Multiple-element arrangements are evaluated in accordance with ASC 605-25, Multiple-Element Arrangements. We determined that our multiple-element arrangements are generally comprised of the following elements that are recognized as separate units of accounting: products, accessories, extended warranties and installation and training services. Installation and training services are not essential to the functionality of the aesthetic treatment system. We allocate revenue among the elements based upon their VSOE. If VSOE does not exist, we may use TPE to determine the relative selling price of each element. If neither VSOE nor TPE exists, we may use BESP of each element to determine the relative selling price. Presently there are no elements for which we are utilizing TPE or BESP.

VSOE is based on the relative sales price based on separate stand-alone sales of our elements. Revenues associated with products and accessories are recognized when shipped. Accessories are predominantly shipped with the aesthetic treatment system when sold with the product. Revenues associated with extended warranties are deferred and recognized ratably over the extended warranty period, which is generally one year. The relative sales prices of extended warranties are based on the actual pricing of service contracts purchased on a standalone basis at a later time, normally at the end of the standard warranty period. Due to the type of revenue arrangements and structure of our contracts, we refer to guidance on separately priced extended warranties within ASC 605-20, Services. Under ASC 605-20, we defer the selling price of the separately priced extended warranty at the inception of the arrangement, and allocate the remainder of the arrangement consideration among the remaining elements on their VSOE of fair value in accordance with ASC 605-25.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third-party suppliers. Cost of revenues also includes royalties incurred on certain products sold by us and our licensees, costs incurred in connection with our efforts to litigate or settle additional third-party license agreements, amortization expense related to developed technology and patents intangible assets, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team, purchasing and quality control.

Concentration of Credit Risk

The Financial Accounting Standards Board, or FASB, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, short and long-term marketable securities and accounts receivable. We place cash and cash equivalents and short and long-term marketable securities in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Our accounts receivable balance, net of allowance for doubtful accounts, was $42.1 million as of December 31, 2016, compared to $42.0 million as of December 31, 2015. The allowance for doubtful accounts was $3.3 million as of December 31, 2016, compared to $3.2 million as of December 31, 2015. We maintain an allowance for doubtful accounts based upon the aging of our receivable balances, known collectability issues and our historical experience with losses. We work to mitigate bad debt exposure through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Our revenues include export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. We obtain letters of credit for foreign sales that we consider to be at risk.

Inventories and Allowance for Excess and Obsolescence

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $76.0 million as of December 31, 2016, compared to $79.8 million as of December 31, 2015. The decrease in inventory relates to improved inventory management in 2016.

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products. Our inventory allowance was $5.4 million as of December 31, 2016, compared to $5.9 million as of December 31, 2015.

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

We have concluded that Cynosure, Inc. represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill is not impaired as of December 31, 2016.

Product Warranty Costs and Provisions

We typically provide a one-year system and labor warranty on end-user sales of our aesthetic treatment systems. Distributor sales of our aesthetic treatment systems generally include a warranty on systems only. These one-year warranty obligations are limited to the repair or replacement of parts and materials which prove to be defective, and do not contain any service performance obligations. We estimate and provide for future costs for initial product warranties at the time revenue is recognized. We base product warranty costs on related material costs, technical support labor costs and overhead. We provide for the estimated cost of product warranties by considering historical material, labor and overhead expenses and applying the experience rates to the outstanding warranty period for products sold. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates and warranty costs. If actual product failure rates, material usage, service delivery costs or overhead costs differ from our estimates, we would be required to revise our estimated warranty liability.

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

Capital Lease Obligations

In November 2013, we entered into a Fifth Amendment to the lease dated January 31, 2005, or the Lease, related to our headquarters located at 5 Carlisle Road, Westford, Massachusetts, pursuant to which the term of the Lease was extended to May 2028 (with two five-year extension options) and the leased premises were expanded to include additional space at the current location as well as space in the adjacent building, 3 Carlisle Road, Westford, Massachusetts. In April and June 2016, we executed additional amendments to the Lease, and these amendments became effective in October 2016. These amendments, among other things, extended the term of the Lease for an additional year, provided additional rental space and require additional base rent of $5.7 million over the remaining life of the Lease.

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

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units, or RSUs, to be recognized in the statement of operations based on their fair values at the date of grant. The fair value of performance-based stock units is determined based on the fair market value of our common stock on the vest dates. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, we review our actual forfeiture rates periodically and align our stock compensation expense with the share-based payments that are vesting.

We use the Black-Scholes option pricing model to estimate the fair value of stock options. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. We did not grant any options during the year ended December 31, 2016. Our expected term of options granted during the years ended December 31, 2015 and 2014 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. We recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of our foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. At December 31, 2016, management has determined that a portion of our undistributed earnings are not indefinitely reinvested and recorded a $0.1 million deferred tax liability. Changes in facts and circumstances that may impact our indefinite reinvestment assertion include a change in the estimated capital needs of our foreign subsidiaries or changes in our corporate liquidity requirements. Such changes in the future could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We have prepared an initial assessment of the potential effects of ASC 606. Based on the initial assessment, we anticipate that the new standard will not impact the recognition of product sales given their point of sale nature. We are still in the process of evaluating our arrangements with distributors as well as those related to service contracts and extended warranties under ASC 606 and anticipate the impact will not be significant, however, final conclusions will not be determined until we complete our analysis. We expect to adopt ASC 606 using the modified retrospective method. Should the adoption of ASC 606 under the modified retrospective method result in the deferral of revenue previously recognized, or the recognition of revenue previously deferred under ASC 605 beyond January 1, 2018, we would record a cumulative catch-up adjustment at January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Our evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We have adopted ASU 2014-15 and have assessed our ability to continue as a going concern. As of December 31, 2016, we have concluded that substantial doubt about our ability to continue as a going concern does not exist.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the provisions of ASU 2015-11.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in addition paid-in capital. The new standard is effective for public business entities for fiscal years beginning after December 15, 2016 with early adoption permitted. ASU 2016-09 requires a modified retrospective approach, with a cumulative-effect adjustment to opening retained earnings for any outstanding liability awards that qualify for the classification. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of money market funds, state and municipal government obligations and U.S. government agencies and treasuries. The securities, other than money market funds and certain U.S. government agencies and treasuries, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. All investments mature by November 16, 2018. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently have the ability and intent to hold our fixed income investments until maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The following table provides information about our investment portfolio in available-for-sale debt securities. For investment securities, the table presents principal cash flows (in thousands) and weighted average interest rates by expected maturity dates.

	December 31, 2016	Future Maturities in 2017	Future Maturities in 2018
Investments (at fair value)	$84,158	$46,530	$37,628
Weighted average interest rate	0.69%	0.58%	0.82%

Foreign Currency Exchange. A portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 39% of our total international revenues during the year ended December 31, 2016. Substantially all of the remaining 61% were sales in euros, British pounds, Moroccan dirham, Japanese yen, Chinese yuan, South Korean won and Australian dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between these currencies and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We sell inventory to our subsidiaries in U.S. dollars. These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date. Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding which we recognize as unrealized gains and losses in our statements of operations. Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statements of operations. We may incur negative foreign currency conversion charges as a result of changes in currency exchange rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive and principal financial officers, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework). A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on management’s assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cynosure, Inc.:

We have audited Cynosure, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cynosure Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cynosure, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Cynosure, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cynosure, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2017 Proxy Statement under the captions “PROPOSAL 1—ELECTION OF TWO CLASS III DIRECTORS” and “EXECUTIVE COMPENSATION” and is incorporated in this Annual Report by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2017 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated in this Annual Report by reference.

The information required by this item with respect to corporate governance matters will be contained in our 2017 Proxy Statement under the caption “CORPORATE GOVERNANCE” and is incorporated in this Annual Report by reference.

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

The information required by this item will be contained in our 2017 Proxy Statement under the captions “DIRECTOR COMPENSATION,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” and is incorporated in this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2017 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and is incorporated in this Annual Report by reference.

The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2017 Proxy Statement under the caption “EXECUTIVE COMPENSATION—Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2017 Proxy Statement under the captions “RELATED-PERSON TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated in this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2017 Proxy Statement under the caption “PROPOSAL 4—RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated in this Annual Report by reference.

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

3. Exhibits. The Exhibit Index annexed to this Annual Report, and immediately preceding the exhibits, is incorporated by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNOSURE, INC.

By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
President, Chief Executive Officer and Chairman of the Board of Directors

Date: February 28, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL R. DAVIN Michael R. Davin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2017

/s/ STEPHEN J. WEBBER Stephen J. Webber	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017

/s/ BRIAN M. BAREFOOT Brian M. Barefoot	Director	February 28, 2017

/s/ ETTORE V. BIAGIONI Ettore V. Biagioni	Director	February 28, 2017

/s/ WILLIAM O. FLANNERY William Flannery	Director	February 28, 2017

/s/ MARINA HATSOPOULOS Marina Hatsopoulos	Director	February 28, 2017

/s/ THOMAS H. ROBINSON Thomas H. Robinson	Director	February 28, 2017

CYNOSURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cynosure, Inc.:

We have audited the accompanying consolidated balance sheets of Cynosure, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Cynosure, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cynosure, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cynosure, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 28, 2017

CYNOSURE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$153,625	$108,587
Short-term marketable securities	46,530	35,412
Accounts receivable, net of allowance of $3,301 and $3,181 in 2016 and 2015, respectively	42,092	42,012
Inventories	75,972	79,768
Prepaid expenses and other current assets	20,358	21,356

Total current assets	338,577	287,135
Property and equipment, net	47,950	39,706
Long-term marketable securities	37,628	38,761
Goodwill	105,752	105,807
Intangibles, net	35,707	44,317
Deferred tax asset	19,834	17,882
Other assets	1,059	1,002

Total assets	$586,507	$534,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,860	$33,885
Accrued expenses	64,760	45,616
Deferred revenue	14,915	24,803
Capital lease obligations	866	741

Total current liabilities	105,401	105,045
Capital lease obligations, net of current portion	18,707	17,372
Deferred revenue, net of current portion	988	903
Other noncurrent liabilities	5,917	6,888
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized—5,000 shares as of December 31, 2016 and 2015 Issued—no shares as of December 31, 2016 and 2015	—	—
Class A and Class B common stock, $0.001 par value
Authorized—61,500 Class A shares and no Class B shares at December 31, 2016 Authorized—61,500 Class A shares and 8,500 Class B shares at December 31, 2015
Issued—25,316 Class A shares and no Class B shares at December 31, 2016 Issued—24,327 Class A shares and no Class B shares at December 31, 2015	25	24
Additional paid-in capital	426,014	387,161
Retained earnings	69,982	55,781
Accumulated other comprehensive loss	(7,423)	(5,460)
Treasury stock, 1,628 Class A shares, at cost	(33,104)	(33,104)

Total stockholders’ equity	455,494	404,402

Total liabilities and stockholders’ equity	$586,507	$534,610

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Product revenues	$357,968	$276,085	$236,878
Parts, accessories, service and royalty revenues	75,564	63,377	55,491

Total revenues	433,532	339,462	292,369
Cost of revenues	178,221	145,928	127,131

Gross profit	255,311	193,534	165,238
Operating expenses:
Sales and marketing	153,853	111,506	88,564
Research and development	28,973	22,343	22,033
Amortization of intangible assets acquired	2,741	2,990	2,961
General and administrative	42,404	30,374	30,420

Total operating expenses	227,971	167,213	143,978

Income from operations	27,340	26,321	21,260
Interest expense, net	(1,563)	(1,683)	(1,446)
Other expense, net	(834)	(1,440)	(1,476)

Income before provision (benefit) for income taxes	24,943	23,198	18,338
Provision (benefit) for income taxes	10,742	7,391	(13,000)

Net income	$14,201	$15,807	$31,338

Basic net income per share	$0.61	$0.71	$1.44

Diluted net income per share	$0.60	$0.70	$1.41

Basic weighted average common shares outstanding	23,304	22,286	21,824

Diluted weighted average common shares outstanding	23,706	22,658	22,195

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$14,201	$15,807	$31,338

Other comprehensive loss components:
Cumulative translation adjustment	(1,882)	(1,558)	(2,318)
Unrealized loss on marketable securities, net of taxes	(81)	(39)	(46)

Total other comprehensive loss	(1,963)	(1,597)	(2,364)

Comprehensive income	$12,238	$14,210	$28,974

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value data)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Class A and B Treasury Stock		Total Stockholders’ Equity
	Shares	$0.001 Par Value				Shares	Cost
Balance at December 31, 2013	22,633	$23	$338,742	$8,636	$(1,499)	(886)	$(17,550)	$328,352

Stock-based compensation expense	—	—	7,114	—	—	—	—	7,114
Exercise of stock options and vesting of restricted stock units	620	—	8,153	—	—	—	—	8,153
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	1,073	—	—	—	—	1,073
Repurchase of common stock	—	—	—	—	—	(742)	(15,554)	(15,554)
Net income	—	—	—	31,338	—	—	—	31,338
Cumulative translation adjustment	—	—	—	—	(2,318)	—	—	(2,318)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(46)	—	—	(46)

Balance at December 31, 2014	23,253	$23	$355,082	$39,974	$(3,863)	(1,628)	$(33,104)	$358,112

Stock-based compensation expense	—	—	7,652	—	—	—	—	7,652
Exercise of stock options and vesting of restricted stock units	1,074	1	20,162	—	—	—	—	20,163
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	4,265	—	—	—	—	4,265
Net income	—	—	—	15,807	—	—	—	15,807
Cumulative translation adjustment	—	—	—	—	(1,558)	—	—	(1,558)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(39)	—	—	(39)

Balance at December 31, 2015	24,327	$24	$387,161	$55,781	$(5,460)	(1,628)	$(33,104)	$404,402

Stock-based compensation expense	—	—	10,112	—	—	—	—	10,112
Exercise of stock options and vesting of restricted stock units	989	1	25,185	—	—	—	—	25,186
Tax benefit from stock-based compensation expense in excess of book deductions	—	—	3,556	—	—	—	—	3,556
Net income	—	—	—	14,201	—	—	—	14,201
Cumulative translation adjustment	—	—	—	—	(1,882)	—	—	(1,882)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(81)	—	—	(81)

Balance at December 31, 2016	25,316	$25	$426,014	$69,982	$(7,423)	(1,628)	$(33,104)	$455,494

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$14,201	$15,807	$31,338
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	20,664	19,291	17,546
Stock-based compensation	10,110	7,646	7,113
Loss on disposal of fixed assets	465	60	217
Noncash interest expense on capital lease obligations	1,880	1,727	1,495
Noncash interest expense on license transfer agreement	187	197	67
Deferred income taxes	(1,965)	(885)	(15,786)
Net accretion of marketable securities	2,526	2,266	1,675
Tax benefit from stock option exercises	(3,556)	(4,265)	(1,073)
Changes in operating assets and liabilities:
Accounts receivable	(944)	(752)	(4,864)
Inventories	(3,843)	(27,410)	(8,257)
Net book value of demonstration inventory sold	1,097	845	963
Prepaid expenses and other current assets	4,304	(7,927)	1,183
Accounts payable	(8,943)	13,136	5,714
Accrued expenses	19,430	3,963	3,331
Deferred revenue	(9,641)	14,145	1,402
Other noncurrent liabilities	(938)	(119)	42

Net cash from operating activities	45,034	37,725	42,106
Investing activities:
Purchases of property and equipment	(13,465)	(10,787)	(15,778)
Proceeds from the sales and maturities of marketable securities	51,926	44,763	32,400
Purchases of marketable securities	(64,560)	(63,033)	(56,948)
Cash paid for acquisitions, net of cash received	—	—	(13,235)
Increase in other assets	(78)	(61)	(117)

Net cash from investing activities	(26,177)	(29,118)	(53,678)
Financing activities:
Excess tax benefit on options exercised	3,556	4,265	1,073
Repurchases of common stock	—	—	(15,554)
Proceeds from stock option exercises	25,186	20,163	8,153
Payments on capital lease obligation	(2,474)	(213)	(688)

Net cash from financing activities	26,268	24,215	(7,016)
Effect of exchange rate changes on cash and cash equivalents	(87)	634	64

Net increase (decrease) in cash and cash equivalents	45,038	33,456	(18,524)
Cash and cash equivalents, beginning of year	108,587	75,131	93,655

Cash and cash equivalents, end of year	$153,625	$108,587	$75,131

Supplemental cash flow information:
Cash paid for interest	$18	$19	$19

Cash paid for income taxes	$8,576	$3,670	$2,899

Supplemental noncash investing and financing activities:
Transfer of demonstration equipment from inventory to fixed assets	$6,493	$6,586	$4,135

Assets acquired under capital lease	$2,058	$357	$239

The accompanying notes are an integral part of these consolidated financial statements.

CYNOSURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cynosure, Inc. (“Cynosure” or “the Company”) develops, manufactures and markets aesthetic treatment systems that enable plastic surgeons, dermatologists and other medical practitioners to perform non-invasive and minimally invasive procedures to remove hair, treat vascular and benign pigmented lesions, remove multi-colored tattoos, revitalize the skin, reduce fat through laser lipolysis, reduce cellulite, clear nails infected by toe fungus, ablate sweat glands and improve women’s health. Cynosure also markets radiofrequency (“RF”) energy sourced medical devices for precision surgical applications such as facial plastic and general surgery, gynecology, ear, nose, and throat procedures, ophthalmology, oral and maxillofacial surgery, podiatry and proctology. Cynosure sells its products through a direct sales force in the United States, Canada, France, Morocco, Germany, Spain, the United Kingdom, Australia, China, Japan and Korea and through international distributors in over 120 other countries. Cynosure is a Delaware corporation, incorporated on July 10, 1991, located in Westford, Massachusetts.

As further described under Note 14, Subsequent Events, below, on February 14, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hologic, Inc. (“Hologic”) and Minuteman Merger Sub, Inc., a wholly-owned subsidiary of Hologic (the “Purchaser”). Pursuant to the terms of Merger Agreement, the Purchaser commenced an all cash tender offer on February 22, 2017 (the “Offer”) for any (subject to the minimum condition) and all of Cynosure’s outstanding shares of Class A common stock, par value $0.001 per share (the “Shares”), at a purchase price of $66.00 per Share (the “Offer Price”), net to the seller in cash, without interest, subject to any required withholding of taxes. The Offer will remain open for a minimum of 20 business days from the date of commencement. Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger, the Purchaser will merge with and into Cynosure, with Cynosure surviving as a wholly-owned subsidiary of Hologic (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by the Purchaser of Shares validly tendered and not withdrawn in the Offer. Unless extended by Hologic in accordance with the Merger Agreement, the offering period for the Offer will expire at the end of the day, 12:00 Midnight, Eastern time, on Tuesday, March 21, 2017. The Company expects the Merger to close in late March or April of 2017. The Merger Agreement contains customary termination rights for both Cynosure and Hologic, including, among others, for failure to consummate the Offer on or before August 14, 2017.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cynosure, Inc. and its wholly-owned subsidiaries: Cynosure Securities Corporation, Palomar Medical Products, LLC, Palomar Medical Technologies, LLC, Cynosure Mexico, Cynosure GmBH, S.A.R.L. Cynosure France, Cynosure Maroc SARL, Cynosure UK LTD, Cynosure Spain S.L., Cynosure B.V., Cynosure K.K, Suzhou Cynosure Medical Devices Company Ltd., Cynosure Korea Limited, Cynosure Pty Ltd and Cynosure Portugal. All intercompany balances and transactions have been eliminated.

Reclassification

Certain amounts in prior years’ investing activities within the consolidated statements of cash flows have been reclassified to conform to the current year’s presentation.

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

Fair Value of Financial Instruments

Cynosure’s financial instruments consist of cash, cash equivalents, short and long-term marketable securities, accounts receivable and capital leases. The rate implicit within Cynosure’s capital lease obligations approximates market interest rates. Cynosure’s estimate of fair value for financial instruments, other than marketable securities, which are carried at fair value, approximates their carrying value at December 31, 2016 and 2015.

ASC 820, Fair Value Measurement Topic, applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis, establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.

Concentration of Credit Risk

Financial instruments that subject Cynosure to credit risk consist primarily of cash and cash equivalents, short and long-term marketable securities and accounts receivable. Cynosure places cash and cash equivalents and short and long-term marketable securities in established financial institutions. Cynosure has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Cynosure’s accounts receivable balance, net of allowance for doubtful accounts, was $42.1 million as of December 31, 2016, compared to $42.0 million as of December 31, 2015. The allowance for doubtful accounts as of December 31, 2016 and 2015 was $3.3 million and $3.2 million, respectively. Cynosure maintains an allowance for doubtful accounts based upon the aging of its receivable balances, known collectability issues and Cynosure’s historical experience with losses. Cynosure works to mitigate bad debt exposure through its credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Losses from bad debt have historically been within management’s estimates.

Cynosure’s revenue includes export sales to foreign companies located principally in Europe, the Asia/Pacific region and the Middle East. Cynosure obtains letters of credit for foreign sales that the Company considers to be at risk.

No customer accounted for 10% or greater of revenue during 2016, 2015 or 2014. No customer accounted for 10% or greater of accounts receivable as of December 31, 2016 or 2015. Accounts receivable allowance activity consisted of the following for the years ended December 31:

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$3,181	$2,949	$1,803
Additions	1,606	2,599	2,373
Deductions	(1,486)	(2,367)	(1,227)

Balance at end of year	$3,301	$3,181	$2,949

Inventory

Cynosure states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material, labor and overhead and consists of the following:

	December 31,
	2016	2015
	(In thousands)
Raw materials	$19,448	$22,569
Work in process	3,258	3,317
Finished goods	53,266	53,882

	$75,972	$79,768

Included in finished goods are lasers used for demonstration purposes. Cynosure’s policy is to include demonstration lasers as inventory for a period of up to one year. As finished goods inventory, demonstration systems remain sellable while in inventory, are kept in proper working order and may be sold or transferred to other warehouse locations. Similar to any other finished goods in inventory, Cynosure accounts for such demonstration inventory in accordance with the policy for excess and obsolescence review of its entire inventory. The majority of Cynosure’s demonstration system sales occur during the first year. Sales beyond the first year are infrequent. If not sold after a period of one year, demonstration systems are transferred to fixed assets and continuously used by representatives to foster sales. Cynosure places a three-year useful life on each demonstration system classified as a fixed asset, which reflects the reduction in value and benefits realized from its use over time.

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

Cynosure has one reporting unit for goodwill impairment testing and has performed a qualitative assessment on that reporting unit. As a result of this assessment, the Company determined that goodwill is not impaired as of December 31, 2016 and 2015.

Revenue Recognition and Deferred Revenue

Cynosure generate revenues primarily from sales of its non-invasive and minimally invasive laser and light-based aesthetic treatment systems, as well as RF energy based surgical and aesthetic systems, which Cynosure refers to collectively as its product sales. Cynosure also generates revenues from sales of parts and accessories, from services, including product warranty revenues, and from royalty payments received from its licensees. Cynosure’s business model generally does not involve separate contracts entered into at or near the same time; nor does its business model involve incremental future discounts offered to the same customer. Cynosure does not offer a right of cancellation, termination, refund or return.

Cynosure recognizes revenue from sales of its products, parts and accessories in accordance with the ASC Revenue Recognition Topic 605-10-S99. Cynosure recognizes revenue from sales of its products, parts and accessories when title and risk of ownership has been transferred, which is upon shipment, provided there are no uncertainties regarding customer acceptance, and the following factors are present:

•	persuasive evidence of an arrangement;

•	the fee is fixed or determinable; and

•	collectability of the related receivable is reasonably assured.

Revenues from the sale of services and extended warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided.

Cynosure recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. As such, Cynosure recognizes royalty revenues in the quarter reported to it by its licensees, or one quarter following the quarter in which sales by its licensees occurred. Royalty revenues also include amounts due from settlements with licensees for back-owed royalties from prior periods. These settlement amounts are considered revenue, when collectability is reasonably assured, because they constitute Cynosure’s ongoing major or central operations.

Multiple-element arrangements are evaluated in accordance with ASC 605-25, Multiple-Element Arrangements. Cynosure determined that its multiple-element arrangements are generally comprised of the following elements that are recognized as separate units of accounting: products, accessories, extended warranties and installation and training services. Installation and training services are not essential to the functionality of the aesthetic treatment system. Cynosure allocates revenue among the elements based upon their vendor specific objective evidence of fair value (“VSOE”). If VSOE does not exist, Cynosure may use third-party evidence of fair value (“TPE”), to determine the relative selling price of each element. If neither VSOE nor TPE exists, Cynosure may use management’s best estimate of selling price (“BESP”) of each element to determine the relative selling price. Presently there are no elements for which Cynosure is utilizing TPE or BESP.

VSOE is based on the relative sales price based on separate stand-alone sales of Cynosure’s elements. Revenues associated with products and accessories are recognized when shipped. Accessories are predominantly shipped with the aesthetic treatment system when sold with the product. Revenues associated with extended warranties are deferred and recognized ratably over the extended warranty period, which is generally one year. The relative sales prices of extended warranties are based on the actual pricing of service contracts purchased on a standalone basis at a later time, normally at the end of the standard warranty period. Due to the type of revenue arrangements and structure of its contracts, Cynosure refers to guidance on separately priced extended warranties within ASC 605-20, Services. Under ASC 605-20, Cynosure defers the selling price of the separately priced extended warranty at the inception of the arrangement, and allocates the remainder of the arrangement consideration among the remaining elements on their VSOE of fair value in accordance with ASC 605-25.

In accordance with the provisions of ASC 605-45, Revenue Recognitions Topic—Principal Agent Considerations, Cynosure records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue. Shipping and handling costs included as a component of revenue totaled approximately $1.9 million, $1.4 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Shipping and handling costs included as a component of cost of revenue totaled $2.0 million, $1.7 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Cynosure collects sales tax from its customers on product sales for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. Cynosure presents its sales taxes on a net basis; therefore, these taxes are excluded from revenues.

Cost of Revenues

Cynosure’s cost of revenues consist primarily of material, labor and manufacturing overhead expenses and includes the cost of components and subassemblies supplied by third-party suppliers. Cost of revenues also includes royalties incurred on certain products sold by Cynosure and its licensees, costs incurred in connection with Cynosure’s efforts to litigate or settle additional third-party license agreements, amortization expense related to developed technology and patents intangible assets, service and warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for Cynosure’s operations management team, purchasing and quality control.

Product Warranty Costs

Cynosure typically provides a one-year system and labor warranty on end-user sales of lasers. Distributor sales of lasers generally include a one-year warranty on systems only. These one-year warranty obligations are limited to the repair or replacement of parts and materials which prove to be defective, and do not contain any service performance obligations. Estimated future costs for initial product warranties are provided for at the time of revenue recognition and recorded as cost of revenues within Cynosure’s consolidated statement of operations. The following table sets forth activity in the accrued warranty account, which is a component of accrued expenses in the consolidated balance sheets:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$8,841	$8,118	$6,651
Warranty provision related to new sales	18,603	13,754	15,104
Costs incurred	(16,004)	(13,031)	(13,637)

Balance at end of year	$11,440	$8,841	$8,118

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

Advertising Costs

Cynosure expenses advertising costs as incurred. Advertising costs totaled $3.5 million, $1.0 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Foreign Currency Translation

The financial statements of Cynosure’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for Cynosure’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity. Certain intercompany and third-party foreign currency-denominated transactions generated foreign currency remeasurement losses of approximately $0.8 million, $1.8 million and $1.6 million during 2016, 2015 and 2014, respectively, which are included in other expense, net, in the consolidated statements of operations.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the year ended December 31, 2016 were as follows (in thousands):

	Unrealized Loss on Marketable Securities, net of taxes	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance—December 31, 2015	$(49)	$(5,411)	$(5,460)
Current period other comprehensive loss	(81)	(1,882)	(1,963)

Balance—December 31, 2016	$(130)	$(7,293)	$(7,423)

Stock-Based Compensation

Cynosure follows the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized in the statements of operations based on their fair values at the date of grant. The fair value of performance-based stock units (“PSUs”) is determined based on the fair market value of Cynosure’s common stock on the vest dates. Cynosure expenses the fair value of share-based payments over the service period. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Cynosure reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the share-based payments that are vesting. Cynosure recorded stock-based compensation expense of $10.1 million, $7.6 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, Cynosure had $31,000 and $29,000, respectively, of stock-based compensation expense capitalized as a part of inventory.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individual holding the respective share-based payments, as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenues	$463	$344	$292
Sales and marketing	2,774	2,059	1,934
Research and development	1,356	1,167	1,007
General and administrative	5,517	4,076	3,880

Total stock-based compensation expense	$10,110	$7,646	$7,113

As of December 31, 2016, there was $16.3 million of unrecognized compensation expense related to non-vested share awards that is expected to be recognized on a straight-line basis over a weighted average period of 1.6 years. Cash received from option exercises was $25.2 million, $20.2 million and $8.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Cynosure did not grant any stock options during the year ended December 31, 2016. Cynosure granted 455,999 and 854,180 stock options during the years ended December 31, 2015 and 2014, respectively. Cynosure uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the years ended December 31, 2015 and 2014 was $12.42 and $10.50, respectively, using the following assumptions:

Years Ended December 31,
	2015	2014
Risk-free interest rate	1.39% - 1.75%	1.41% - 1.80%
Expected dividend yield	—	—
Expected term	4.8 years	4.6 years
Expected volatility	41% - 43%	43% - 44%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Cynosure’s estimated expected stock price volatility is based on its own historical volatility for the 2015 and 2014 periods. Cynosure’s expected term of options granted during the years ended December 31, 2015 and 2014 represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Cynosure’s historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that Cynosure has never paid cash dividends and has no present intention to pay cash dividends.

Cynosure has been increasingly using RSUs as an equity incentive award for employees. Cynosure granted 173,113 and 86,618 RSUs to employees during the years ended December 31, 2016 and 2015, respectively, at the fair market value of its common stock on the date of grant and which vest annually over a three-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the three-year period.

Cynosure granted 25,425 and 16,685 RSUs to non-employee directors during the years ended December 31, 2016 and 2015, respectively, at a fair market value of its common stock on the date of grant and which vest quarterly over a one-year period. Fair market value was determined using the closing price of Cynosure’s common stock on the date of grant. Cynosure is recognizing related compensation expense, net of estimated forfeitures, on a straight-line basis over the one-year period.

Cynosure implemented a PSU equity compensation program in 2016. Cynosure granted PSUs in February 2016 to executive-level employees that vest annually over a three-year period based on the achievement of performance goals (determined by the compensation committee of the board of directors in its sole discretion) and continued performance of services. If Cynosure’s consolidated cumulative revenue and/or EBITDA, as defined in each respective award agreement, exceeds defined thresholds for the one, two and three-year periods beginning on January 1, 2016 and ending December 31, 2016, December 31, 2017 and December 31, 2018, respectively, the PSUs vest on the date which is the earlier of (i) the financial earnings release for the year following the year in which the performance period ended or (ii) a determination by the compensation committee of the board of directors that the performance goal has been achieved. Cynosure recognizes compensation expense for performance goals when the probability of achieving such goals is considered probable and is recognizing related compensation expense over the period from the date of grant through the expected vest dates. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of Cynosure’s common stock at the end of the one, two and three-year periods, provided that the performance goals have been achieved and the recipient has continued performing services for Cynosure. For the year ended December 31, 2016, 16,188 shares were awarded due to the achievement of performance goals for the one-year period then ended. The actual number of shares earned upon vesting will range from zero shares up to a maximum of 52,888 shares if the 200% target is achieved applicable to these PSUs for the two-year period ending December 31, 2017, and the actual number of shares earned upon vesting will range from zero shares up to a maximum of 24,052 shares for the three-year period ending December 31, 2018. Fair value of the PSUs is determined based on the fair market value of Cynosure’s common stock at each reporting period until each performance goal is achieved. Cynosure reevaluates at each reporting period whether the performance goals are probable of achievement and, if at any point in time, Cynosure believes that achieving a performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized compensation expense prospectively.

Cynosure granted 62,893 PSUs in December 2016 to one executive-level employee that vest annually over a three-year period based on achievement of performance goals, at the discretion of the compensation committee of the board of directors, for the first year, and then based on continued performance of services over the remainder of the three-year period. If Cynosure’s adjusted income from operations, as defined in the award agreement, exceeds defined thresholds for the one-year period beginning on January 1, 2017 and ending December 31, 2017, the PSUs will vest upon the determination by the compensation committee of the board of directors that the performance goal has been achieved. This determination will be made promptly once Cynosure’s consolidated statements of operations are finalized for the year ending December 31, 2017. Cynosure recognizes compensation expense for performance goals when the probability of achieving such goals is considered probable and is recognizing related compensation expense over the period from the date of grant through the expected vest dates. Fair value of the PSUs is determined based on the fair market value of Cynosure’s common stock at each reporting period end until each performance goal is achieved. Cynosure reevaluates at each reporting period whether the performance goals are probable of achievement and, if at any point in time, Cynosure believes that achieving a performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized compensation expense prospectively.

Interest Expense, net

Interest expense consists primarily of interest charges on the capital lease of Cynosure’s U.S. operating facility, license transfer agreement acquired from Ellman International, Inc. (“Ellman”) and interest earned on Cynosure’s short and long-term marketable securities consisting of state and municipal bonds, and U.S. government agencies and treasuries. Cynosure expects interest expense to remain consistent in 2017 as compared to 2016.

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

Cynosure evaluates at the end of each reporting period whether some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested. Cynosure recognizes deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. Cynosure’s position is based upon several factors including the Company’s evaluation of its subsidiaries’ financial requirements, the short term and long term operational and fiscal objectives of the Company, and the tax consequences associated with the repatriation of earnings.

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

Net Income per Share

Basic net income per share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options, RSUs and PSUs based on the treasury stock method.

The reconciliation of basic and diluted weighted average shares outstanding for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Net income	$14,201	$15,807	$31,338

Basic weighted average common shares outstanding	23,304	22,286	21,824
Weighted average common stock equivalents	402	372	371

Diluted weighted average common shares outstanding	23,706	22,658	22,195

Basic net income per share	$0.61	$0.71	$1.44

Diluted net income per share	$0.60	$0.70	$1.41

For the years ended December 31, 2016, 2015 and 2014 approximately 0.1 million shares, 1.0 million shares and 1.3 million shares, respectively, of Cynosure’s Class A common stock issuable pursuant to options and RSUs were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASC 606 will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Cynosure has prepared an initial assessment of the potential effects of ASC 606. Based on the initial assessment, Cynosure anticipates that the new standard will not impact the recognition of product sales given their point of sale nature. Cynosure is still in the process of evaluating its arrangements with distributors as well as those related to service contracts and extended warranties under ASC 606 and anticipates the impact will not be significant, however, final conclusions will not be determined until Cynosure completes their analysis. Cynosure expects to adopt ASC 606 using the modified retrospective method. Should the adoption of ASC 606 under the modified retrospective method result in the deferral of revenue previously recognized, or the recognition of revenue previously deferred under ASC 605 beyond January 1, 2018, Cynosure would record a cumulative catch-up adjustment at January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Cynosure has adopted ASU 2014-15 and has assessed its ability to continue as a going concern. As of December 31, 2016, Cynosure has concluded that substantial doubt about its ability to continue as a going concern does not exist.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in addition paid-in capital. The new standard is effective for public business entities for fiscal years beginning after December 15, 2016 with early adoption permitted. ASU 2016-09 requires a modified retrospective approach , with a cumulative-effect adjustment to opening retained earnings for any outstanding liability awards that qualify for the classification. Cynosure is currently evaluating the impact of this new standard on its consolidated financial statements.

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

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,196	$—	$—	$6,196
State and municipal bonds	—	56,859	—	56,859
Treasuries and government agencies	—	27,299	—	27,299

Total	$6,196	$84,158	$—	$90,354

The following table represents Cynosure’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,785	$—	$—	$5,785
State and municipal bonds	—	59,786	—	59,786
Treasuries and government agencies	—	14,387	—	14,387

Total	$5,785	$74,173	$—	$79,958

(1)	Included in cash and cash equivalents at December 31, 2016 and 2015.

4. Short and Long-Term Marketable Securities

Cynosure’s available-for-sale securities at December 31, 2016 consisted of approximately $84.2 million in investments in debt securities consisting of state and municipal bonds, treasuries and government agencies. All investments in available-for-sale securities are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

As of December 31, 2016, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$40,495	$40,542	$—	$(47)
Treasuries and government agencies	6,035	6,038	—	(3)

Total short-term marketable securities	$46,530	$46,580	$—	$(50)

Long-term marketable securities:
State and municipal bonds	$16,364	$16,448	$—	$(84)
Treasuries and government agencies	21,264	21,334	—	(70)

Total long-term marketable securities	$37,628	$37,782	$—	$(154)

Total available-for-sale securities	$84,158	$84,362	$—	$(204)

Total marketable securities	$84,158

As of December 31, 2015, Cynosure’s marketable securities consist of the following (in thousands):

	Market Value	Amortized Cost	Unrealized Gains	Unrealized Losses
Available-for-Sale Securities:
Short-term marketable securities:
State and municipal bonds	$33,914	$33,923	$—	$(9)
Treasuries and government agencies	1,498	1,500	—	(2)

Total short-term marketable securities	$35,412	$35,423	$—	$(11)

Long-term marketable securities:
State and municipal bonds	$25,872	$25,916	$1	$(45)
Treasuries and government agencies	12,889	12,914	—	(25)

Total long-term marketable securities	$38,761	$38,830	$1	$(70)

Total available-for-sale securities	$74,173	$74,253	$1	$(81)

Total marketable securities	$74,173

As of December 31, 2016, Cynosure’s available-for-sale debt securities mature as follows (in thousands):

		Maturities
	Total	Less Than One Year	One to Five Years	More than five years
State and municipal bonds	$56,859	$40,495	$16,364	$—
Treasuries and government agencies	27,299	6,035	21,264	—

Total available-for-sale debt securities	$84,158	$46,530	$37,628	$—

5. Goodwill and Other Intangible Assets

Changes to goodwill during the year ended December 31, 2016 were as follows (in thousands):

Balance—December 31, 2015	$105,807
Translation adjustment	(55)

Balance—December 31, 2016	$105,752

Other intangible assets consist of the following at December 31, 2016 and December 31, 2015 (in thousands):

	Developed Technology & Patents	Business Licenses	Customer Relationships	Trade Names	Other	Total
December 31, 2016
Cost	$27,950	$284	$16,395	$18,370	$1,347	$64,346
Translation adjustment	—	—	(43)	—	—	(43)
Accumulated amortization	(18,579)	(146)	(6,095)	(3,406)	(370)	(28,596)

Balance, December 31, 2016	$9,371	$138	$10,257	$14,964	$977	$35,707

December 31, 2015
Cost	$29,240	$384	$19,718	$18,390	$1,353	$69,085
Translation adjustment	—	—	(42)	—	—	(42)
Accumulated amortization	(14,055)	(232)	(7,799)	(2,518)	(122)	(24,726)

Balance, December 31, 2015	$15,185	$152	$11,877	$15,872	$1,231	$44,317

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $8.6 million, $9.2 million and $8.6 million, respectively. Cynosure has approximately $56,000 of indefinite-life intangible assets that are included in other intangible assets in the table above. As of December 31, 2016, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

2017	$6,624
2018	5,108
2019	3,373
2020	2,923
2021	2,449
2022 and thereafter	15,174

Total	$35,651

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

The following table represents total revenue by geographic destination:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$283,137	$202,485	$148,803
Europe	41,900	40,942	50,513
Asia/Pacific	80,789	70,233	64,651
Other	27,706	25,802	28,402

	$433,532	$339,462	$292,369

Total assets by geographic area are as follows:

	December 31,
	2016	2015
	(In thousands)
United States	$549,490	$497,007
Europe	19,662	22,204
Asia/Pacific	23,554	21,139
Eliminations	(6,199)	(5,740)

	$586,507	$534,610

Long-lived assets (property and equipment only) by geographic area are as follows:

	December 31,
	2016	2015
	(In thousands)
United States	$42,908	$35,185
Europe	1,485	1,641
Asia/Pacific	3,557	2,880

	$47,950	$39,706

No individual country within Europe or Asia/Pacific represented greater than 10% of total revenue, assets or long-lived assets for any period presented.

7. Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life (Years)	2016 Cost	2015 Cost
	(In thousands)
Equipment	3-5	$13,783	$11,216
Furniture and fixtures	3-5	3,077	2,470
Computer equipment and software	3	7,233	4,902
Leased equipment	3-4	1,181	1,324
Leased buildings	15	15,224	13,327
Leasehold improvements	5	13,061	13,106
Demonstration equipment	3	23,821	22,572
Construction in-progress		11,055	4,163

		88,435	73,080
Less: Accumulated depreciation and amortization		(40,485)	(33,374)

		$47,950	$39,706

Depreciation expense relating to property and equipment was $12.1 million, $10.1 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the cost of assets recorded under capitalized leases was approximately $16.4 million and $14.7 million, respectively, and the related accumulated amortization was approximately $3.8 million and $2.9 million, respectively. Amortization expense of assets recorded under capitalized leases is included as a component of depreciation expense.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2016	2015(1)
	(In thousands)
Accrued payroll and payroll taxes	$10,159	$7,296
Accrued employee benefits	2,653	2,241
Accrued warranty costs	11,440	8,841
Accrued commissions	10,740	8,251
Accrued income, value-added and sales taxes	6,629	7,562
ARcare settlement agreement charge	9,209	—
Accrued other	13,930	11,425

	$64,760	$45,616

(1)	Certain amounts in the 2015 column have been reclassified to conform to 2016 presentation.

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at December 31:

	2016	2015
	(In thousands)
Noncurrent deferred rent	$543	$451
Noncurrent tenant improvement allowances	2,170	2,432
License transfer agreement	3,204	4,005

	$5,917	$6,888

8. Stockholders’ Equity

Common Stock Authorized

Cynosure has a single-class common stock capital structure consisting of $0.001 par value Class A common stock. Cynosure has authorized 61,500,000 shares of $0.001 par value Class A common stock.

As of December 31, 2016, there were 25,316,116 shares of Class A common stock issued.

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

Treasury Stock

In February 2016, Cynosure announced that its board of directors has authorized the repurchase of up to $35 million of its Class A common stock, from time to time, on the open market or in privately negotiated transactions under a new stock repurchase program. This program will terminate on February 1, 2018. During the year ended December 31, 2016, Cynosure did not repurchase any shares of its common stock under this program.

9. Stock-Based Compensation

2005 Stock Incentive Plan

In August 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by Cynosure’s stockholders in December 2005. The 2005 Plan provides for the grant of incentive stock options (“ISOs”), as well as nonstatutory options, RSUs and PSUs. The board of directors administers the 2005 Plan and has sole discretion to grant options to purchase shares of Cynosure’s common stock, RSUs and PSUs.

The board of directors determines the term of each option, RSU and PSU, option price, number of shares for which each option, RSU and PSU is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted is determined by the board of directors, except that for ISOs, the exercise price could not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of Cynosure). The term of the options, RSUs and PSUs is set forth in the applicable option agreement, except that in the case of ISOs, the option term cannot exceed ten years. At December 31, 2016 the number of shares of Class A common stock reserved for issuance under the 2005 Plan is 5,588,369 shares. Options granted under the 2005 Plan vest either (i) over a 36-month period at the rate of 8.33% each quarter until fully vested or (ii) over a vesting period determined by the board of directors. RSUs granted to employees under the 2005 Plan vest over a 36-month period at the rate of 33% each year until fully vested, and RSUs granted to non-employee directors under the 2005 Plan vest over a 12-month period at the rate of 25% each quarter until fully vested. PSUs granted to employees under the 2005 Plan vest annually over a three-year period based on continued performance of services and the achievement of performance goals. As of December 31, 2016, there were 608,688 shares available for future grant under the 2005 Plan.

Stock Options

Stock option activity under the 2005 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	1,157,284	$6.78 - 41.24	$24.84		$22,950
Unvested	689,958	18.94 - 41.24	30.18		10,000

Outstanding, December 31, 2015	1,847,242	$6.78 - 41.24	$26.83	7.33 years	$32,950
Exercised	(924,614)	6.78 - 41.24	27.24		18,428
Forfeited	(29,278)	11.02 - 41.24	31.73		414

Outstanding, December 31, 2016	893,350	$6.78 - 41.21	$26.26	6.35 years	$17,278

Vested	645,412	6.78 - 41.21	24.48	5.81 years	13,629
Unvested	247,938	18.94 - 41.00	30.88	7.75 years	3,649

Vested or expected to vest, December 31, 2016	881,201	6.78 - 41.21	26.19	6.33 years	17,100

Exercisable, December 31, 2016	645,412	$6.78 - 41.21	$24.48	5.81 years	$13,629

Restricted Stock Units

RSU activity under the 2005 Plan is as follows:

	Number of RSUs	Grant Date Fair Value Range	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Vested	—	$—	$—	—	$—
Unvested	124,627	30.51 - 35.37	30.60		5,567

Outstanding, December 31, 2015	124,627	$30.51 - 35.37	$30.60	8.90 years	$5,567
Granted	198,538	36.24 - 52.78	39.06		9,053
Vested	(64,806)	29.40 - 47.03	34.12		2,481
Forfeited	(19,880)	30.51 - 36.24	34.47		907

Outstanding, December 31, 2016	238,479	$29.40 - 52.78	$36.36	8.43 years	$10,875

Vested	—	—	—	—	—
Unvested	238,479	29.40 - 52.78	36.36	8.43 years	10,875

Vested or expected to vest, December 31, 2016	236,134	$29.40 - 52.78	$36.29	8.43 years	$10,768

Exercisable, December 31, 2016	—	$—	$—	—	$—

The following table summarizes the RSU grant and unrecognized compensation expense as of December 31, 2016. RSUs granted to employees vest annually over a three-year period; Cynosure recognizes the related compensation expense on a straight-line basis over the three-year period. RSUs granted to non-employee directors vest quarterly over a one-year period; Cynosure recognizes the related compensation expense on a straight-line basis over the one-year period.

	Number of RSUs Granted	Unrecognized Stock-based Compensation at December 31, 2016 (in thousands)	Weighted Average Period for Recognition of Unrecognized Compensation
As of December 31, 2016	390,181	$8,669	2.0 years

Performance- Based Stock Units

PSU activity under the 2005 Plan is as follows:

	Number of PSUs(1)	Weighted Average Award-Issuance Fair Value
Outstanding, December 31, 2015	—	$—
Granted	180,855	40.23
Vested	(16,188)	36.24
Forfeited	(24,834)	36.24

Outstanding, December 31, 2016	139,833	$41.39

(1)	Number of PSUs listed at the maximum amounts. Pursuant to the terms of the Merger Agreement, each then-outstanding Cynosure PSU award will vest and be cancelled and converted into the right to receive the Offer Price in respect of the maximum number of Shares underlying such PSU award.

10. Income Taxes

Income before income tax provision (benefit) consists of the following:

	2016	2015	2014
	(In thousands)
Domestic	$22,388	$20,667	$15,424
Foreign	2,555	2,531	2,914

Total	$24,943	$23,198	$18,338

The provision (benefit) for income taxes consists of:

	2016	2015	2014
	(In thousands)
Current:
Federal	$9,531	$6,133	$734
State	1,751	1,404	577
Foreign	1,854	920	1,306

Total current	13,136	8,457	2,617
Deferred:
Federal	(558)	701	(13,032)
State	(1,054)	(1,234)	(1,398)
Foreign	(782)	(533)	(1,187)

Total deferred	(2,394)	(1,066)	(15,617)

	$10,742	$7,391	$(13,000)

A reconciliation of the federal statutory rate to Cynosure’s effective tax rate is as follows for the years ended December 31:

	2016	2015	2014
Income tax provision at federal statutory rate:	35.0%	35.0%	35.0%
(Decrease) increase in tax resulting from -
State taxes, net of federal benefit	2.1	0.2	0.8
Nondeductible expenses	2.6	1.5	6.7
Tax-exempt interest income	(0.2)	—	(0.2)
Effect of foreign taxes	(0.9)	(1.4)	(0.6)
Stock-based compensation	0.3	0.1	0.1
Research and development credit	(4.2)	(2.4)	(2.7)
Change in uncertain tax positions	—	—	(0.3)
Change in valuation allowance	0.1	(3.0)	(108.8)
Change in control payments	—	—	1.6
Unremitted earnings	(1.0)	1.4	—
Domestic manufacturing deduction	(1.5)	(2.0)	—
Non-deductible officer compensation	9.1	2.7	0.5
Other	1.7	(0.2)	(3.0)

Effective income tax rate	43.1%	31.9%	(70.9)%

In 2016, Cynosure recorded an income tax provision of $10.7 million, representing an effective tax rate of 43.1%. The effective tax rate, in comparison to the U.S. statutory rate of 35%, is favorably impacted by the jurisdictional mix of worldwide earnings, the domestic manufacturing deduction and federal research credits. The effective tax rate is unfavorably impacted by non-deductible expenses (primarily related to disallowed officers’ compensation). The year-over-year increase in the effective tax rate is primarily due to the increase in non-deductible expenses and the impact of a release of valuation allowance against certain foreign deferred tax assets during 2015.

Significant components of Cynosure’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$13,576	$9,002
Domestic net operating loss & tax credit carry-forwards	8,858	12,500
Foreign net operating loss carry-forwards	1,216	1,851
Stock-based compensation	3,707	5,561
Capital leases	7,435	6,694
Other deferred tax assets	3,281	3,105

Gross deferred tax assets	$38,073	$38,713
Valuation allowance	(277)	(251)

Total deferred tax assets (after valuation allowance)	$37,796	$38,462
Long-term deferred tax liabilities:
Intangible assets	$(10,444)	$(12,733)
Fixed assets	(7,101)	(6,782)
Other deferred tax liabilities	(417)	(1,065)

Total long-term deferred tax liabilities	$(17,962)	$(20,580)

Net deferred tax assets	$19,834	$17,882

Cynosure’s valuation allowance increased by $26,000 during the 2016 period, which is due to an increase in tax attributes that the Company believes are not more-likely-than-not realizable. The Company has considered several sources of taxable income in making its valuation allowance assessment including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and forecasted future income. As of December 31, 2016, a full valuation allowance is maintained on the net deferred tax assets of its subsidiary in Mexico.

At December 31, 2016, Cynosure has domestic federal net operating loss carryforwards of approximately $7.6 million, federal tax credit carryforwards of $4.9 million and state tax credit carryforwards of $3.3 million that are available to reduce future taxable income. Utilization of the federal net operating losses and federal tax credits are subject to an annual limitation due to the ownership change limitations set forth under Internal Revenue Code Sections 381, 382 and 383. At December 31, 2016, none of the federal net operating loss carryforwards, none of the federal tax credit carryforwards and $0.2 million of the state tax credit carryforwards relate to excess stock based compensation tax benefits. The Company will record the $0.2 million of off balance sheet state tax credits as a deferred tax asset with an offset to retained earnings upon the adoption of ASU 2016-09. The federal net operating losses begin to expire in 2033. The federal and state tax credits begin to expire in 2018.

At December 31, 2016, Cynosure has foreign net operating losses of approximately $4.2 million in Germany, Mexico, Japan, France, and Spain that are available to reduce future income. Foreign net operating losses in Germany and France do not expire. Mexican net operating losses will begin to expire in 2019, Japanese net operating losses will begin to expire in 2021 and Spanish net operating losses will begin to expire in 2029.

As of December 31, 2016, the Company has provided a deferred tax liability of $0.1 million associated with U.S. income taxes and foreign withholding taxes on approximately $0.6 million of unremitted earnings which are not indefinitely invested. The Company has not provided U.S. income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $19.7 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as Cynosure’s subsidiaries continue to expand their operations. Due to the complexities of the U.S. tax law, including the effect of the U.S. foreign tax credits, it is not practicable to estimate the amount of income taxes payable on the unremitted earnings that are considered indefinitely reinvested.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$810	$810	$1,701
Decreases for acquired tax positions within measurement window	—	—	(815)
Decreases for tax positions taken in prior periods	—	—	(76)

Balance at end of year	$810	$810	$810

At December 31, 2016, 2015, and 2014, Cynosure had gross tax-effected unrecognized tax benefits of $0.8 million of which the entire amount, if recognized, would favorably impact the effective tax rate. Cynosure classifies interest and penalties related to income taxes as a component of its provision for income taxes, and the amount of interest and penalties recorded as of December 31, 2016 and 2015 in the statements of operations and balance sheet was immaterial. Cynosure does not expect any material changes in the amounts of unrecognized tax benefits over the next 12 months.

Cynosure files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Cynosure is no longer subject to U.S. federal tax examinations for years prior to 2013. With few exceptions, Cynosure is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2012. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by tax authorities for years before 2012.

11. 401(k) Plan

Cynosure sponsors the Cynosure 401(k) defined contribution plan. Participation in the plan is available to all employees of Cynosure who meet certain eligibility requirements. The 401(k) plan is qualified under Section 401(k) of the Internal Revenue Code, and is subject to contribution limitations as set annually by the Internal Revenue Service. Employer matching contributions are at Cynosure’s discretion. Cynosure’s contributions to this plan totaled approximately $1.9 million, $1.3 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12. Commitments and Contingencies

Lease Commitments

Cynosure leases the land portion of its U.S. operating facility and certain U.S. and foreign facilities under non-cancelable operating lease agreements expiring through May 2028. These leases are non-cancellable and typically contain renewal options. Certain leases contain rent escalation clauses for which Cynosure recognizes the expense on a straight-line basis. Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $2.3 million, $2.1 million and $3.2 million, respectively. The 2014 period rent expense includes rent expense on the former Palomar headquarters, which Cynosure occupied through July 2014.

Cynosure leases the buildings portion of its U.S. operating facility and certain equipment and vehicles under capital lease agreements with payments due through May 2028. Commitments under Cynosure’s lease arrangements are as follows as of December 31, 2016 (in thousands):

	Operating Leases	Capital Leases
2017	$2,220	$2,960
2018	1,966	2,875
2019	1,661	2,810
2020	817	2,791
2021	562	2,923
Thereafter	2,930	19,732

Total minimum lease payments	$10,156	$34,091

Less amount representing interest		(14,518)

Present value of obligations under capital leases		$19,573
Current portion of capital lease obligations		866

Capital lease obligations, net of current portion		$18,707

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

On July 27, 2016, ARcare, Inc., individually and as putative representative of a purported nationwide class, filed a complaint against Cynosure in the U.S. District Court for the District of Massachusetts. The plaintiff alleges that Cynosure violated the federal Telephone Consumer Protection Act (TCPA) by sending fax advertisements that did not comply with statutory and Federal Communications Commission (FCC) requirements that senders provide recipients with certain information about how to opt out from receiving faxed advertisements in the future, and by sending unsolicited fax advertisements. The complaint seeks damages, declaratory and injunctive relief, and attorneys’ fees on behalf of a purported class of all recipients of purported fax advertisements that the plaintiff alleges did not receive an adequate opt-out notice. The TCPA provides for statutory damages of $500 per violation and gives courts the discretion to increase that amount up to $1,500 for knowing and willful violations. Based on preliminary estimates, Cynosure believes the aggregate number of faxes sent in the four years prior to the lawsuit to be approximately 835,000. On September 30, 2016, Cynosure answered the complaint and denied liability. On September 7, 2016, the plaintiff sent a demand letter seeking a class settlement for statutory damages under Massachusetts General Laws, Chapter 93A § 9, and on October 7, 2016, Cynosure responded denying any liability under Chapter 93A, but offering the plaintiff statutory damages under Chapter 93A on an individual basis. To date, the plaintiff has not moved to amend the complaint to assert a claim under Chapter 93A. Cynosure and the plaintiff have agreed to explore a possible class settlement of the litigation in a mediation. On October 12, 2016, the court allowed the parties’ request to stay the case until January 11, 2017 while they pursued mediation. In January 2017, Cynosure and ARcare entered into an agreement to settle the lawsuit. The settlement agreement was subject to court approval, and, if approved, would have given Cynosure a full release from the settlement class concerning the conduct alleged in the complaint, in exchange for which Cynosure would have paid settlement compensation between $6.5 million and $16.0 million depending on the number of class members to file a valid claim. The court overseeing the matter subsequently expressed concern about aspects of the settlement agreement, and in February 2017, Cynosure and ARcare agreed in principle to new terms to be incorporated into a new settlement agreement that is subject to further negotiation, and thereafter will be subject to court approval. As with the initial settlement, if approved, Cynosure would pay a fixed settlement compensation amount of $8.5 million and would receive a full release from the settlement class concerning the conduct alleged in the complaint.

The terms of the original January 2017 settlement indicated that it was probable that a liability would be incurred and that it could be reasonably estimated. In connection with the original January 2017 settlement agreement, Cynosure recorded a $7.2 million charge in the fourth quarter of 2016 in connection with the settlement agreement, including a $6.5 million estimated settlement plus expenses associated with this matter. As a result of the new settlement terms, Cynosure subsequently increased that charge by $2.0 million, also effective in the fourth quarter of 2016, to a total of $9.2 million. This $9.2 million represents Cynosure’s best estimate of the total settlement expense to be incurred in connection with the ARcare matter.

13. Summary Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited consolidated quarterly statements of operations data for the eight quarters ended December 31, 2016. This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(In thousands, except per share data)
Revenues	$94,664	$110,343	$106,386	$122,139
Gross profit	$55,420	$65,057	$62,810	$72,024
Income from operations	$4,451	$10,500	$8,162	$4,227
Net income	$2,847	$6,340	$4,163	$851
Basic net income per share	$0.13	$0.27	$0.18	$0.04
Diluted net income per share	$0.12	$0.27	$0.17	$0.04

	Quarter Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(In thousands, except per share data)
Revenues	$74,912	$83,694	$78,414	$102,442
Gross profit	$42,773	$47,356	$44,405	$59,000
Income from operations	$2,053	$7,641	$4,835	$11,792
Net income (loss)	$(8)	$5,358	$3,229	$7,228
Basic net income (loss) per share	$(0.00)	$0.24	$0.14	$0.32
Diluted net income (loss) per share	$(0.00)	$0.24	$0.14	$0.31

14. Subsequent Events

On February 14, 2017, Cynosure and Hologic entered into the Merger Agreement. Pursuant to the terms of Merger Agreement, the Purchaser commenced the Offer on February 22, 2017 for any (subject to the minimum condition) and all of the Shares at the Offer Price, net to the seller in cash, without interest, subject to any required withholding of taxes. The Offer will remain open for a minimum of 20 business days from the date of commencement.

The obligation of the Purchaser to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) Shares having been validly tendered and not withdrawn that represent at least a majority of the total number of Shares then outstanding, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) approval from the German Federal Cartel Office under the German Act Against Restraints of Competition having been obtained, (iv) the absence of injunctions or other legal restraints preventing the consummation of the Offer or the Merger, as defined below, (v) the accuracy of representations and warranties made by Cynosure in the Merger Agreement, (vi) compliance by Cynosure with its covenants in the Merger Agreement, and (vii) other conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer is not subject to any financing conditions.

Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger, the Purchaser will merge with and into Cynosure, with Cynosure surviving as a wholly-owned subsidiary of Hologic, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by the Purchaser of Shares validly tendered and not withdrawn in the Offer.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding Share (other than Shares owned by (i) Cynosure, Hologic, the Purchaser, or any other subsidiary of Hologic, which Shares will be cancelled and will cease to exist, (ii) any subsidiary of Cynosure, which Shares will be converted into such number of shares of common stock of the surviving corporation so as to maintain relative ownership percentages or (iii) stockholders who validly exercise appraisal rights under Delaware law with respect to such Shares) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, subject to any required withholding taxes.

Pursuant to the terms of the Merger Agreement, as of immediately prior to the Effective Time, (i) each then-outstanding Cynosure stock option will vest in full and be cancelled and converted into a right to receive the Offer Price (less the applicable exercise price) in respect of each Share underlying such stock option, (ii) each then outstanding Cynosure restricted stock unit award will vest and be cancelled and converted into the right to receive the Offer Price in respect of each Share underlying such restricted stock unit award, and (iii) each then-outstanding Cynosure PSU award will vest and be cancelled and converted into the right to receive the Offer Price in respect of the maximum number of Shares underlying such PSU award.

In the Merger Agreement, Cynosure has agreed, among other things, (i) to use commercially reasonable efforts to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the consummation of the Merger; (ii) subject to certain customary exceptions set forth in the Merger Agreement to permit Cynosure’s board of directors to comply with its fiduciary duties, to recommend that Cynosure’s stockholders accept the Offer and tender their shares pursuant to the Offer; and (iii) not to solicit alternative acquisition proposals and to certain restrictions on its ability to respond to any such proposals. The Merger Agreement also contains customary representations, warranties and covenants of Cynosure, Hologic and the Purchaser.

Cynosure expects the Merger to close in late March or April of 2017. The Merger Agreement contains customary termination rights for both Cynosure and Hologic, including, among others, for failure to consummate the Offer on or before August 14, 2017.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 15, 2013, among the Company, Commander Acquisition, LLC and Palomar Medical Technologies, Inc. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2013)

2.2	Asset Purchase Agreement, dated as of September 5, 2014, among the Company, Ellman International, Inc., Ellman Holdings, Inc., and Ellman Holding Corporation (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 8, 2014)

2.3**	Agreement and Plan of Merger, dated as of February 14, 2017, by and among the Company, Hologic, Inc. and Minuteman Merger Sub, Inc. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 14, 2017)

3.1	Second Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

3.2	Amendment to Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 14, 2017)

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.1*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.2*	Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2013)

10.3*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.4*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.5*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.6†	Distribution Agreement, effective as of October 26, 2012, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

10.7	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 7, 2012)

10.8	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 7, 2006)

10.9*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

Exhibit Number	Description

10.10*	Second Amendment to Employment Agreement, entered into as of July 20, 2011, by and between the Company and Michael R. Davin (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.11*	Third Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Michael R. Davin (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.12*	First Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.13*	First Amendment to Employment Agreement, entered into as of November 7, 2013, by and between the Company and Douglas J. Delaney (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.14*	Employment Agreement, dated March 17, 2003, between the Company and Joseph P. Caruso (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

10.15	Purchase and Sale Agreement, dated November 25, 2013, Palomar Medical Technologies, LLC and Network Drive Owner, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 2, 2013)

10.16	Fourth Amendment to the Lease, dated December 20, 2012, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.17	Fifth Amendment to Lease, dated November 18, 2013, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 22, 2013)

10.18*	Separation Agreement, effective September 6, 2013, between the Company and Palomar Medical Technologies, LLC and Joseph P. Caruso (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 17, 2014)

10.19*	Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2006)

10.20*	Form of Incentive Stock Option Agreement under 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2006)

10.21*	Form of Restricted Stock Unit Agreement under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.22	Sixth Amendment to Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed May 7, 2015)

10.23*	Non-Equity Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.24*	Form of Performance-Based Stock Unit Award under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.25	Seventh Amendment to Lease, dated April 29, 2016, between the Company and Curo Westford, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016)

Exhibit Number	Description

10.26	Extension of Dates in Seventh Amendment to Lease, dated June 30, 2016, between the Company and Curo Westford, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2016)

10.27†	Exclusive Distribution Agreement, dated November 14, 2014, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2016)

10.28	Restated and Amended External Manufacturing Agreement, dated April 25, 2016, between the Company and Columbia Electrical Contractors, Inc. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2016)

10.29	Offer Letter, dated September 1, 2016 between the Company and Stephen J. Webber (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.30	Consulting Agreement, dated September 12, 2016, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.31	Lease, dated January 18, 2017, between the Company and Ryan Development, LLC

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cynosure, Inc. Annual Report on Form 10-K for the year ended December 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.