Form 10-K/A
period 2016-12-31
CYNOSURE INC
filed 2017-03-21
CIK 885306

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

EXPLANATORY NOTE

Amendment No. 1 to Form 10-K

Cynosure, Inc. is filing this Amendment No. 1 on Form 10-K/A, which we refer to as this Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as the Original Form 10-K Filing, which was originally filed with the Securities and Exchange Commission, or the SEC, on February 28, 2017, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Item 15 of Part IV of the Original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

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

References in this Amendment to “Company”, “we”, “us” or “our” are to Cynosure, Inc., and references in this Amendment to the Company’s corporate website are not intended to, and do not, incorporate by reference into this Amendment any materials contained on such website.

Agreement and Plan of Merger

On February 14, 2017, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Hologic, Inc., or Hologic, and Minuteman Merger Sub, Inc., a wholly-owned subsidiary of Hologic, or the Purchaser. Pursuant to the terms of Merger Agreement, the Purchaser commenced an all cash tender offer on February 22, 2017, or the Offer, for any (subject to the minimum condition) and all of the Company’s outstanding shares of Class A common stock, par value $0.001 per share, or the Shares, at a purchase price of $66.00 per Share, or the Offer Price, net to the seller in cash, without interest, subject to any required withholding of taxes. The Offer will remain open for a minimum of 20 business days from the date of commencement.

The obligation of the Purchaser to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) Shares having been validly tendered and not withdrawn that represent at least a majority of the total number of then-outstanding Shares, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) approval from the German Federal Cartel Office under the German Act Against Restraints of Competition having been obtained, (iv) the absence of injunctions or other legal restraints preventing the consummation of the Offer or the Merger, as defined below, (v) the accuracy of representations and warranties made by the Company in the Merger Agreement, (vi) compliance by the Company with its covenants in the Merger Agreement, and (vii) other conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer is not subject to any financing conditions.

Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger, the Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Hologic, or the Merger, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by the Purchaser of Shares validly tendered and not withdrawn in the Offer.

At the effective time of the Merger, or the Effective Time, each issued and outstanding Share (other than Shares owned by (i) the Company, Hologic, the Purchaser, or any other subsidiary of Hologic, which Shares will be cancelled and will cease to exist, (ii) any subsidiary of the Company, which Shares will be converted into such number of shares of common stock of the surviving corporation so as to maintain relative ownership percentages or (iii) stockholders who validly exercise appraisal rights under Delaware law with respect to such Shares) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, subject to any required withholding taxes.

Pursuant to the terms of the Merger Agreement, as of immediately prior to the Effective Time, (i) each then-outstanding Company stock option will vest in full and be cancelled and converted into a right to receive the Offer Price without interest (less the applicable exercise price and subject to any required withholding taxes) in respect of each Share underlying such stock option, (ii) each then-outstanding Company restricted stock unit award will vest and be cancelled and converted into the right to receive the Offer Price without interest, subject to any required withholding taxes, in respect of each Share underlying such restricted stock unit award, and (iii) each then-outstanding Company performance stock unit award will vest and be cancelled and converted into the right to receive the Offer Price without interest, subject to any required withholding taxes, in respect of the maximum number of Shares underlying such performance stock unit award.

In the Merger Agreement, the Company has agreed, among other things, (i) to use commercially reasonable efforts to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the consummation of the Merger; (ii) subject to certain customary exceptions set forth in the Merger Agreement to permit the Company’s board of directors to comply with its fiduciary duties, to recommend that the Company’s stockholders accept the Offer and tender their shares pursuant to the Offer; and (iii) not to solicit alternative acquisition proposals and to certain restrictions on its ability to respond to any such proposals. The Merger Agreement also contains customary representations, warranties and covenants of the Company, Hologic and the Purchaser.

The Company expects the Merger to close in late March 2017. The Merger Agreement contains customary termination rights for both the Company and Hologic, including, among others, for failure to consummate the Offer on or before August 14, 2017.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

Set forth below is information about each member of our board of directors. This information includes each director’s age as of March 17, 2017 and length of service as a director of our company, his or her principal occupation and business experience for at least the past five years and the names of other publicly held companies of which he or she serves as a director. There are no family relationships among any of our directors and executive officers.

Classified Directors

Directors Whose Terms Expire in 2017 (Class III Classified Directors)

Michael R. Davin. Age 59. Mr. Davin has been our chief executive officer and a director since September 2003 and our president since May 2016, and he became the chairman of our board of directors in October 2004. From 2003 to 2014, he also served as our president. Mr. Davin has over 25 years of experience in the light-based technology field. From 1998 to 2003, Mr. Davin served as co-founder and vice president of worldwide sales and strategic development of Cutera, Inc., a provider of laser and other light-based aesthetic treatment systems. Prior to co-founding Cutera, Mr. Davin spent 11 years at Coherent Medical, a manufacturer of laser, optics and related equipment, in senior management positions in sales, marketing and clinical development. Mr. Davin’s qualifications to serve on our board of directors include his more than two decades of experience in the light-based technology industry, including more than 10 years as our chief executive officer.

Ettore V. Biagioni. Age 57. Mr. Biagioni has been a director since 2005. Since 2004, Mr. Biagioni has been a managing partner of Alothon Group LLC, a private equity firm which he co-founded. From 1998 to 2004, Mr. Biagioni served as head of the Latin America Private Equity Group of Deutsche Bank/Bankers Trust Company. Mr. Biagioni serves on the boards of directors of several private companies and as trustee of Babson College. Mr. Biagioni’s qualifications to serve on our board of directors include his experience serving as a director for other companies, which enhances his contributions to our board. In addition, his leadership skills and financial experience enable him to be an effective board member.

Directors Whose Terms Expire in 2018 (Class I Classified Directors)

Thomas H. Robinson. Age 58. Mr. Robinson has been a director since 2005. Since 2011, Mr. Robinson has served as a partner with RobinsonButler, an executive search firm. During 2010, Mr. Robinson served as managing director at Russell Reynolds Associates. From 1998 to 2010, Mr. Robinson served as managing partner of the North American medical technology practice, which includes the medical device, hospital supply/distribution and medical software areas, of Spencer Stuart, Inc., a global executive search firm. From 2002 to 2010, Mr. Robinson was a member of Spencer Stuart’s board services practice, which assists corporations to identify and recruit outside directors. From 1998 to 2000, Mr. Robinson headed Spencer Stuart’s North American biotechnology specialty practice. From 1993 to 1997, Mr. Robinson served as president of the emerging markets business at Boston Scientific Corporation, a global medical devices manufacturer. From 1991 to 1993, Mr. Robinson also served as president and chief operating officer of Brunswick Biomedical, a cardiology medical device company. Mr. Robinson is a director of Biostage, Inc., formerly named Harvard Apparatus Regenerative Technology, Inc., a publicly-traded regenerative medicine company, where he is chair of the compensation committee. Mr. Robinson’s qualifications to serve on our board of directors include his experience in and knowledge of the medical technology industry, combined with his operational and corporate governance experience.

Brian M. Barefoot. Age 73. Mr. Barefoot has been a director since 2011. From 2001 to 2008, when he retired, Mr. Barefoot served as Babson College president, and from 1996 to 2001, Mr. Barefoot served as chairman of the board of trustees of Babson College. He is a senior advisor to Carl Marks Advisory Group LLC, a New York-based middle market merchant bank. Mr. Barefoot also serves as a director and member of the compensation committee of Big Belly Solar, Inc., a Newton, Massachusetts solar energy company, and he serves as vice chairman and chair of the audit committee of the Indian River Medical Center Foundation. Mr. Barefoot also serves as trustee of the Burr and Burton Academy in Vermont. From 2008 to 2016, Mr. Barefoot served as a director of Array Health Solutions, a health care technology and services company, and from February 2016 to September 2016, Mr. Barefoot served as a director of The Greeley Company, a healthcare and hospital consulting company. From 2014 to 2016, Mr. Barefoot served as trustee of Little Harbor Multi-Strategy Composite fund, and from 2005 to March 2016, Mr. Barefoot served on the board of directors of Blue Cross Blue Shield of Massachusetts, where he most recently was chair of the finance and business performance committee and a member of the audit committee. Mr. Barefoot continues to serve on that company’s investment committee. Mr. Barefoot also served as trustee of Saint Edwards School in Florida from 2009 to 2015. Mr. Barefoot’s qualifications to serve on our board of directors include his corporate governance experience combined with his leadership skills and experience derived from more than three decades in financial services.

Directors Whose Terms Expire in 2019 (Class II Classified Directors)

Marina Hatsopoulos. Age 51. Ms. Hatsopoulos has been a director since 2008. Ms. Hatsopoulos has been a private investor since 2007. Since 2012, Ms. Hatsopoulos has been the chair of the board of Levitronix Technologies LLC, a supplier of magnetically-levitated pumps, where she is an investor. From 2012 to 2015, Ms. Hatsopoulos was a director of Dear Kate, Inc., a supplier of women’s performance apparel. From 2005 to 2007, she was a director of Contex Holdings, a leading manufacturer of large-format scanners. From 1994 to 2005, she served as chief executive officer and director of Z Corporation, a leader in the 3D printing market, which was sold to Contex Scanning Technology in 2005. From 2005 through 2010, Ms. Hatsopoulos served as a director of the GSI Group, a supplier of precision technology to the global medical, electronics and industrial markets and semiconductor systems. From 2007 through its sale to Sara Lee in 2011, Ms. Hatsopoulos was a director of and investor in Tea Forte, a supplier of luxury tea products. Ms. Hatsopoulos is an advisor at MIT’s Deshpande Center for Technological Innovation, MIT Enterprise Forum Greece and The EGG startup accelerator program in Greece. Ms. Hatsopoulos’ qualifications to serve on our board of directors include her experience serving as a director and advisor for both public and private companies and her leadership skills and experience gained while serving as an executive.

William O. Flannery. Age 71. Mr. Flannery has been a director since 2013 and lead director since December 2014. Prior to joining our board of directors, Mr. Flannery had served as our corporate secretary since 2004. Since 1993, Mr. Flannery has maintained his own legal practice focusing on the representation of technology-based companies. From 1993 to 2013, he also served as of counsel to Goulston & Storrs P.C., a Boston-based law firm, of which he was a partner from 1992 to 1993. From 1985 to 1992, Mr. Flannery served as the general counsel of Thermo Electron Corporation, and as its vice president—administration from 1990 to 1992. He was appointed by then Governor William Weld to serve on the board of directors of the Massachusetts Municipal Wholesale Electric Company, a state charted association of municipal utilities, including as chairman from 1997 to 1998. Mr. Flannery’s qualifications to serve on our board of directors include his decades of experience as a corporate and securities lawyer representing technology-based companies, his several years serving as a senior executive at a Fortune 500 company, and his years of experience both advising and serving on the boards of publicly-held and private companies.

Our Executive Officers

Our executive officers and their respective ages and positions as of March 17, 2017 are described below. Our officers serve until they resign or the board terminates their position.

Michael R. Davin. Age 58. President, Chief Executive Officer and Chairman of the Board of Directors. For more information, see “Our Board of Directors” above.

Stephen J. Webber. Age 46. Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer. Mr. Webber has been our executive vice president since October 2016 and our chief financial officer, chief accounting officer and treasurer since November 2016. Mr. Webber joined us from Virtustream, Inc., a cloud software and services provider and an EMC Corporation federation company, where he served as chief financial officer from August 2015 to September 2016. Prior to that, Mr. Webber was at EMC Corporation, a provider of information infrastructure and virtual infrastructure technologies, solutions and services, where he served in numerous roles of increasing responsibility over his 19 years of service, most recently as senior vice president of finance and operations, global enterprise services from September 2012 to August 2015, and vice-president of finance and business operations, global service organization from February 2006 to September 2012. Mr. Webber holds a B.S. in accounting and an M.B.A., both from Babson College.

Douglas J. Delaney. Age 48. Chief Commercial Officer. In November 2016, Mr. Delaney became our chief commercial officer. From June 2013 until November 2016, Mr. Delaney served as our executive vice president of worldwide sales; from February 2005 through June 2013, he served our executive vice president of sales; from 2004 until 2005, he served as our vice president, North American sales; and from 2003 until 2004, he served as our director of North American sales. Prior to joining us, Mr. Delaney served as national sales manager of Cutera, Inc. from 1993 until 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, officers and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, during 2016, the reporting persons complied with all Section 16(a) filing requirements.

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

AUDIT COMMITTEE

Our board of directors has established a standing audit committee, which operates under a charter that has been approved by our board. The members of our audit committee are Messrs. Barefoot (Chairman) and Biagioni and Ms. Hatsopoulos. Our board of directors has determined that Mr. Barefoot and Ms. Hatsopoulos are “audit committee financial experts” as defined by applicable SEC rules. Each member of the audit committee is independent as defined under applicable NASDAQ rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The audit committee met eight times during 2016.

Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from our independent registered public accounting firm;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	coordinating our board of directors’ oversight of internal control over financial reporting, disclosure controls and procedures and our code of business conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management;

•	preparing the audit committee report required by the SEC rules; and

•	review and oversight of related party transactions and swap transactions.

The full responsibilities of our audit committee are set forth in its charter, a copy of which is posted on the “Corporate Governance” section of the “Investors” page of our website at www.cynosure.com.

Item 11.	Executive Compensation

In 2016, we paid each of our directors who is not an employee of, or a spouse of an employee of, our company, whom we refer to as our non-employee directors, an annual retainer. Our standing committee chairmen, each of whom is a non-employee director, receive an additional annual retainer. These retainers are set forth below. We also reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our board and committee meetings.

Non-Employee Director Fee Type	2016 Amount
Annual Retainer	$60,000
Lead Director Retainer	$20,000
Audit Committee Chair Retainer	$17,000
Compensation Committee Chair Retainer	$15,000
Nominating and Corporate Governance Committee Chair Retainer	$13,000

In February 2016, based on the recommendations of Arthur J. Gallagher & Co.’s Human Resources & Compensation Consulting Practice, or Gallagher, an independent outside compensation consultant, our compensation committee recommended and our board granted each non-employee director 5,085 restricted stock units, or RSUs, which vest in four equal quarterly installments over one year subject to the non-employee director’s continued service as a director. These grants were effective as of May 11, 2016, which was the date of our 2016 annual meeting of stockholders. For each of Mr. Flannery and Ms. Hatsopoulos, these grants were subject to his or her re-election at our 2016 annual meeting of stockholders. Each non-employee director RSU has such terms as our board of directors specifies in the applicable RSU grant agreement.

2016 Director Compensation

The following table contains information regarding compensation for our non-employee directors during 2016.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Brian M. Barefoot	$77,000	$239,148	$316,148
Ettore V. Biagioni	$73,000	$239,148	$312,148
William O. Flannery	$80,000	$239,148	$319,148
Marina Hatsopoulos	$60,000	$239,148	$299,148
Thomas H. Robinson	$75,000	$239,148	$314,148

(1)	Stock awards consist of RSUs. These amounts represent the aggregate grant date fair value of awards for grants of RSUs to each listed director in 2016, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 718, or ASC 718. These amounts do not represent the actual amounts paid to or realized by the directors during 2016. We recognize the fair value as of the grant date for RSUs over the number of days of service required for the award to become vested.

The grant date fair value per share of each RSU award granted to our non-employee directors in 2016 was $47.03 and was based on the fair market value of our class A common stock on the date of grant.

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 2 to our audited consolidated financial statements for the year ended December 31, 2016 included in the Original Form 10-K Filing.

The aggregate number of shares subject to option awards and RSUs held by each of our non-employee directors (representing unexercised option awards, both exercisable and unexercisable, and unvested RSUs) at December 31, 2016 is as follows:

Name	Number of Shares Subject to Options Awards Held as of December 31, 2016	Number of RSUs that have not Vested as of December 31, 2016
Brian M. Barefoot	15,892	2,543
Ettore V. Biagioni	29,392	2,543
William O. Flannery	23,892	2,543
Marina Hatsopoulos	56,892	2,543
Thomas H. Robinson	31,392	2,543

COMPENSATION DISCUSSION AND ANALYSIS

Objectives and Philosophy of Our Executive Compensation Program

The fundamental objectives of our compensation policies are to:

•

Attract, retain and incentivize qualified and talented executives by providing compensation opportunities that are competitive to those offered by other companies with which we compete for business and talent;

•	Reward achievement of our short-term and long-term business objectives, while discouraging excessive risk-taking behavior;

•	Ensure that executive compensation is aligned with our corporate strategies and business objectives; and

•

Closely align the long-term interests of our executives with those of our stockholders by providing equity incentives that link a portion of the executives’ compensation with the future performance of our common stock.

Determining Executive Compensation

The compensation committee is responsible for overseeing our executive compensation program. The compensation committee designs, implements, reviews and approves annually all compensation for our named executive officers. In the performance of its duties, the compensation committee annually reviews the total compensation, including the base salary, annual incentive compensation opportunities, long-term incentive award opportunities and other benefits for each of our named executive officers.

Historically, in the first quarter of each year, the compensation committee has met to:

•	determine base salary increases, if any, for the named executive officers;

•

review our named executive officers’ and our prior-year performance for purposes of determining short- and long-term incentive compensation (and, prior to 2016, annual discretionary bonuses), if any, to be awarded to our named executive officers;

•

set, based on the recommendations of our chief executive officer, corporate and individual performance goals for the upcoming year, based upon which short- and long-term incentive compensation (and, prior to 2016, annual discretionary bonuses) would be determined; and

•	approve the form, amount or dollar value and the vesting criteria for equity awards.

These matters have also historically been approved by those members of our full board who are independent.

Roles of Executives in Establishing Executive Compensation. Our president and chief executive officer, Mr. Davin, and our executive vice president, chief financial officer, chief accounting officer and treasurer, Mr. Webber, are actively involved in the executive compensation process. Mr. Davin reviews the performance of each of the executive officers (other than his own) and makes recommendations to the compensation committee regarding base salary and incentive awards for such individuals. Historically, he has provided the compensation committee with both short- and long-term recommended financial and non-financial performance goals to be considered in determining annual discretionary cash bonuses. In 2016 and 2017, he made recommendations to the compensation committee regarding performance goals to be considered for use under our new non-equity incentive plan and performance-based equity incentive program. Messrs. Davin and Webber do not participate in the compensation committee’s executive sessions.

Role of Compensation Consultant, Peer Group and Benchmarking. The compensation committee has the authority, without approval of the board of directors, to retain and terminate any independent, third-party compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The compensation committee has in the past from time to time retained Gallagher as an independent advisor to the compensation committee on executive and director compensation matters. During 2015 and into the fourth quarter of 2016, Gallagher advised the compensation committee on a variety of subjects, including the committee’s continued review and implementation of our executive compensation program, compensation plan design and trends, pay-for-performance analytics, peer group benchmarking, compensation for incoming executives and other related matters.

As it had done in previous years, during 2016 Gallagher assessed the competitiveness of our executive compensation through comparisons with peer groups and survey sources while assessing our performance to help ensure compensation levels were appropriately tied to performance. With Gallagher’s assistance, in early 2016, the compensation committee reviewed the compensation levels of our executive officers against compensation levels at peer group companies that were generally selected based on the following criteria:

•	companies that an outsider, with no knowledge of our internal deliberations on the topic, would agree offer reasonable comparisons for pay and performance purposes;

•	companies that generally overlap with the labor market for talent, but may not be identical;

•

companies with revenues of approximately one-half to two times our revenues, of which approximately 50% had higher revenues and 50% had lower revenues than we had, at the time of selection, which allowed for industry leaders;

•	companies with market values generally within 30% and 300% of Cynosure’s;

•	companies whose business model, characteristics, growth potential, and human capital intensity are similar, though not necessarily identical, to ours;

•	public companies based in the United States whose compensation and firm financial data are available in proxy statements and Form 10-K filings; and

•

companies in the same industry as ours—health care equipment (18 of the 21 companies in our peer group), or a related industry such as health care supplies (three of the 21 companies in our peer group).

Based on these criteria, in early 2016, the compensation committee selected the following companies in our peer group:

• Abaxis	• Heartware International

• Abiomed	• ICU Medical

• Accuray	• Insulet

• Analogic	• Merit Medical Systems

• AngioDynamics	• Natus Medical

• Cantel Medical	• NxStage Medical

• Cryolife	• RTI Surgical

• Cyberonics	• Thoratec

• Dexcom	• Wright Medical Group

• Exactech	• Zeltiq Aesthetics

• Globus Medical

As part of our stockholder outreach efforts in 2014 and 2015, several stockholders encouraged us to benchmark target compensation near the median of compensation levels of companies in our peer group. Our compensation committee carefully considered this input, and committed in early 2016 to formally benchmark total target CEO compensation at the 50th percentile. For 2016, however, the compensation committee targeted total CEO compensation above the median to account for the transition of our executive incentive compensation program away from solely discretionary and time-based awards, comprised of stock options, RSUs and cash bonuses, to a combination of time-based awards and formula- and performance-based awards, consisting of time-vested RSUs, performance-vested stock unit grants, or PSUs, and performance-based cash awards. The transition to performance-based equity awards in particular involved the planned phasing-in of progressively longer applicable performance periods. Therefore, PSUs granted in 2016 would vest based on three separate performance periods (one one-year performance period, one two-year performance period, and one three-year performance period), awards granted in 2017 would vest based on two separate performance periods (one two-year performance period and one three-year performance period), and awards granted in 2018 and thereafter would vest based on one three-year performance period. The PSUs granted in 2016 vest only upon achievement of higher levels of revenue and EBITDA over the one to three years following grant. As a part of this transition, stock options will no longer be part of Mr. Davin’s long-term incentive mix.

Our compensation committee recommended and our board approved awards in February 2016 with a grant value that was expected to result in Mr. Davin’s total target compensation being between the 65th and 75th percentile for 2016. This increase in long-term incentive value was intended to enable a phasing-in of long-term incentive grants designed to maintain Mr. Davin’s target vesting opportunity over the following five years comparable with his average vesting opportunity over the prior years as we transitioned him to a target 55% value mix of PSUs as part of his overall long-term incentive mix. As of February 2016, we targeted total 2016 compensation for Mr. Davin, comprising salary, target bonus and long-term incentives, at approximately the 72nd percentile based on the chief executive officers in the peer group.

During 2016, in an effort to monitor and manage our transition to a performance-based incentive compensation model, and as discussed below, our compensation committee continued to consider the structure and levels of Mr. Davin’s incentive compensation. In mid-2016, in light of our financial performance, largely owing to significantly higher-than-expected sales of our new SculpSure laser system, and Mr. Baker’s decision to retire, which resulted in increased duties and responsibilities for Mr. Davin, our compensation committee began to consider an additional target cash award for Mr. Davin, as discussed below. During this process, with Gallagher’s assistance, the compensation committee revisited the composition of our peer group companies. In doing so, the committee generally selected companies based on the peer group selection criteria discussed above, while selecting health care equipment companies over health care supply companies, and also focusing on adding companies within the peer groups selected by ISS and Glass Lewis. Accordingly, in July 2016, our compensation committee adjusted our peer group by adding Cardiovascular Systems, ConMed, Greatbatch, Inogen, K2M Group Holdings, LDR Holding Corp., Masimo, Nuvasive and Orthofix International, and removing Cyberonics and Thoratec, each of which had been acquired, and ICU Medical, Merit Medical Systems and RTI Surgical, due to their classification as healthcare supply companies.

Early in the fourth quarter of 2016, our compensation committee began to consider an additional long-term incentive award for Mr. Davin, as discussed below, in light of his outstanding performance, and its translation into strong sustained company performance, as reflected by TSR since December 31, 2013 approximating the 60th percentile relative to our peer group. In considering such an award, the committee sought to promote the continued alignment of Mr. Davin’s current and future pay opportunities with sustained corporate financial performance, particularly as measured by TSR. During this process, and in anticipation of the upcoming 2017 executive compensation decisionmaking process, the committee retained Exequity LLP as its independent compensation consultant.

Exequity advised the compensation committee in the fourth quarter of 2016 and into 2017 on a variety of subjects, including the additional long-term incentive award to Mr. Davin, the committee’s continued implementation of our executive compensation program, award design and trends, pay-for-performance analytics, peer group benchmarking and other related matters. During this time, Exequity assessed the competitiveness of our executive compensation through comparisons with peer groups and survey sources while assessing our performance to help ensure compensation levels were appropriately tied to performance. With Exequity’s assistance, the compensation committee reviewed in early 2017 the compensation levels of our executive officers against compensation levels at the companies in our peer group as set in July 2016.

Risk Considerations in our Executive Compensation Program

The compensation committee has discussed the concept of risk as it relates to our compensation policies and practices, and the committee does not believe that risks arising from our compensation policies and practices for employees are reasonably likely to have a material adverse effect on our business. Our compensation committee believes that any such risks are mitigated for the following reasons:

•

We have structured our pay to consist of both fixed (salary) and variable (non-equity incentive and equity incentive) compensation. These variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

•

We have strict internal controls (e.g., over the recognition of revenue, etc.) which are designed to keep our compensation program from being susceptible to manipulation by any employee, including our executives.

•

Our focus on individual performance (through our new non-equity incentive compensation program) and stock price performance (through our equity compensation programs) provides a check on excessive risk taking. Including time-vested RSUs as part of the long-term incentive mix is designed to reduce the possibility of inappropriate risk-taking.

•

Our bonus program had the same general structure for several years and there was no evidence that it encouraged unnecessary or excessive risk taking. Similarly, we believe the non-equity incentive program that we implemented in 2016 does not encourage unnecessary or excessive risk taking.

•	Our non-equity incentive plan and PSU grants have payout caps.

Components of our Executive Compensation Program

The compensation committee considers the total compensation of each executive officer when making decisions about compensation.

Our compensation committee’s goal is to determine an appropriate mix between cash payments and equity incentive awards to meet short, intermediate and long-term goals and objectives. Historically, we have not had any formal or informal policy or target for allocating compensation by type of compensation. Instead, our compensation committee has periodically determined what it believes to be the appropriate level and mix of the various compensation components based on its review of compensation of similarly situated executives in our peer group, the advice of its compensation consultant and our compensation philosophy described previously. Our executive officers receive a high percentage of compensation in variable forms, which, since 2016, consist of RSUs, PSUs and non-equity incentive plan bonus payments. The grant value of stock options, RSUs and PSUs, which we believe help align our executives with our stockholders, has historically represented between 50% and 65% of annual target pay.

Our executive compensation has generally included three components:

•	base salary;

•

short-term incentives, which until 2016 consisted of discretionary cash bonuses, and starting in 2016 consisted of awards under our non-equity incentive plan, as well as, in the case of Mr. Delaney, commissions; and

•	long-term incentives, which included stock options until 2016, RSUs and, starting in 2016, PSUs.

Effective in 2016, in an effort to continue to address the topics of importance to our stockholders and ISS, and to even further align the interests of our executives with those of our stockholders, we implemented a performance-based compensation program. Starting in 2016, we replaced our annual discretionary bonus program with a non-equity incentive plan pursuant to which cash awards are payable to our executive officers subject to achievement of pre-determined performance goals. In February 2016, we also redesigned our long-term equity incentive compensation program for executive officers to provide that long-term equity incentive awards will be in the form of a combination of time-vested RSU awards and performance-vested PSU awards. Over the course of 2016 and into 2017, our compensation committee has continued to monitor, manage and refine our incentive compensation program, particularly as it relates to Mr. Davin, in light of our outstanding financial and operational performance since we initially implemented the program, and his increased responsibilities owing to Mr. Baker’s retirement, and to help ensure that it appropriately incentivizes his and our continued strong performance.

Base Salary

The compensation committee seeks to establish base salaries for each position and level of responsibility that are competitive with those of executive officers in similar positions at other comparable companies. Base salaries are reviewed at least annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual experience, responsibilities, performance, tenure and potential, as well as market conditions. To gauge market conditions, the compensation committee evaluates market data compiled by the compensation consultant. Pursuant to employment agreements with Messrs. Davin and Delaney, in no event will we pay either of them an annual base salary that is less than 100% of the annual base salary in effect for the immediately preceding year. For 2017, our executives’ base salaries increased as set forth below:

Executive	2015 Salary	2016 Salary		2017 Salary
Michael R. Davin	$850,000	$885,000		$1,000,000
Stephen J. Webber(1)	—	$450,000		$460,000
Douglas J. Delaney	$400,000	$420,000	(2)	$450,000
Timothy W. Baker(3)	$575,000	$600,000		—

(1)	Mr. Webber joined our company as executive vice president in October 2016 and became our chief financial officer, chief accounting officer and treasurer in November 2016.

(2)	Mr. Delaney’s base salary was increased to $450,000 in November 2016 in connection with his promotion to our chief commercial officer.

(3)	Mr. Baker, our former president, chief operating officer and chief financial officer, retired in November 2016.

Short-Term Incentives

Non-Equity Incentive Plan. Historically, the compensation committee utilized short-term incentives, in the form of discretionary cash bonuses, to motivate and reward our named executive officers other than Mr. Delaney and to promote growth in revenue and profits. Effective in 2016, our compensation committee replaced our previous annual discretionary bonus program with a non-equity incentive plan pursuant to which cash awards are payable to our named executive officers other than Mr. Delaney subject to achievement of pre-determined performance goals based on revenue and EBITDA margin and individual qualitative performance goals.

2016 Awards and Actual Performance

February 2016 Non-Equity Incentive Plan Awards. In February 2016, the compensation committee recommended and the board established target cash awards for Messrs. Davin and Baker under the non-equity incentive plan for 2016 equal to 100% of each executive officer’s respective base salary based on the following performance measures and weightings:

	2016 Revenue	2016 EBITDA Margin	2016 Individual Qualitative Performance
Weighting	21%	49%	30%

The threshold and maximum payments pursuant to these awards were equal to 50% and 200%, respectively, of each executive officer’s target bonus.

The following table sets forth the threshold, target, maximum financial performance payout framework recommended by our compensation committee and approved by our board in February 2016 for our 2016 non-equity incentive plan awards, as well as actual company financial performance:

		Threshold Performance			Target Performance			Maximum Performance			2016 Actual Results
Financial Performance Objective	Weight	Objective (In Thousands)	As % of Target	Payout as % of Target	Objective (In Thousands)	As % of Target	Payout as % of Target	Objective (In Thousands)	As % of Target	Payout as % of Target	Result (In Thousands)		As % of Target	Payout as % of Target
Revenue	30%	$320,851	90%	50%	$356,601	100%	100%	$392,151	110%	200%	$433,393		122%	200%
EBITDA Margin*	70%	9.5%	70%	50%	13.5%	100%	100%	17.6%	130%	200%	17.8	%*	132%	200%

*	At the time of determining award levels, we calculated 2016 EBITDA to be $49.5 million, based upon which our 2016 EBITDA margin was calculated to be 11.4%. In February 2017, for purposes of determining award levels under our February 2016 non-equity incentive plan awards, our board determined to exclude from the calculation of 2016 EBITDA and EBITDA margin the following expenses that had not been budgeted as of February 2016 when our financial performance measures were approved: $11.1 million of SculpSure-related sales and marketing expenses, $2.6 million of research and development expenses, $6.5 million of compensation expense including related to our hiring of our new chief financial officer, and $7.3 million of estimated expense related to the ARcare litigation and settlement described in the Original Form 10-K Filing. After giving effect to these exclusions, 2016 adjusted EBITDA was calculated to be $76.9 million, at the time of determination, based upon which adjusted EBITDA margin was calculated to be 17.8%. See Non-GAAP Financial Measures below for an explanation of the calculations of EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin.

In February 2017, the compensation committee recommended and the board approved the maximum achievement of the financial performance measures for the 2016 performance period.

The individual qualitative goals for Mr. Davin for 2016, which were recommended by our compensation committee and approved by our board, and performance against those goals, included:

Operational Goal	Result

Drive SculpSure business plan	This goal was achieved as we expanded our investments in SculpSure sales and marketing and exceeded our SculpSure revenue budget by 68.5%.

Drive women’s health initiatives	This goal was achieved as we initiated several clinical studies related to the MonaLisa Touch product.

Drive research and development projects	This goal was achieved as we accelerated our product development activities related to planned new product offerings.

Evaluate and drive acquisition and partnership opportunities	This goal was achieved. We considered and determined not to pursue a number of acquisition opportunities.

Manage and motivate executive team	This goal was achieved, particularly in light of Mr. Baker’s 2016 retirement and Mr. Davin’s leadership in hiring and integrating Mr. Webber as our new chief financial officer.

Explore technology and distribution opportunities with the El.En. Group	This goal was achieved as we added a new MonaLisa Touch system for North American distribution.

Evaluate and drive strategic outreach initiative to explore opportunities for long-term growth	This goal was achieved as we focused on driving adoption of SculpSure and our other aesthetic products for use by non-core physicians.

For 2016 performance with respect to Mr. Davin, the compensation committee recommended and the board granted Mr. Davin a cash award of $1,770,000, representing the maximum payment.

Although Mr. Webber’s initial employment terms called for an annual target cash bonus opportunity of 50% of his annual base salary and did not call for an award under our non-equity incentive plan, in February 2017, our compensation committee recommended and our board approved, based on Mr. Davin’s recommendation as a result of our performance and Mr. Webber’s successful efforts to integrate and assume the responsibilities of chief financial officer and chief accounting officer, a cash award of $103,846, representing 200% of his bonus prorated for the time he was employed by us in 2016.

Mr. Baker did not earn a non-equity incentive plan award in 2016 due to his retirement. However, in connection with his retirement, pursuant to the terms of his employment agreement, Mr. Baker received a bonus, at target, prorated for the time he was employed by us in 2016, in the amount of $530,770.

Special July 2016 Non-Equity Incentive Plan Awards. In July 2016, our compensation committee recommended and our board established an additional target cash award for Mr. Davin under the non-equity incentive plan for 2016. The award was intended to incentivize increased performance in 2016 and was in recognition of Mr. Davin’s appointment as president and his increased duties and responsibilities in light of Mr. Baker’s retirement. It was also designed to correct a shortcoming of the initial target cash award for Mr. Davin that had been approved in February 2016: that the initial award did not appropriately incentivize efforts to drive our 2016 revenues higher than $392 million. The award was equal to a maximum of 126% of Mr. Davin’s base salary based on increasing levels of revenue performance above $395 million, which was $3.0 million higher than the maximum revenue performance goal set for his February 2016 award. The award was also contingent upon our meeting or exceeding the maximum 2016 EBITDA-margin performance goal set in February 2016, as adjusted to exclude specified sales, marketing, and research and development expenditures as determined by the board.

The following table sets forth the revenue goal and payout framework recommended by our compensation committee and approved by our board in July 2016 for this non-equity incentive plan award:

Revenues		Payout
Total	% over Maximum	% of Target Bonus	Dollars
$392 million	0%	0%	n/a
$395 million	0.73%	13%	$114,000
$400 million	2.00%	35%	$314,000
$405 million	3.28%	58%	$514,000
$410 million	4.55%	81%	$714,000
$415 million	5.83%	103%	$914,000
$420 million	7.10%	126%	$1,114,000

For purposes of this award, consistent with the methodology described above under “—Short-Term Incentives—Non-Equity Incentive Plan—2016 Awards and Actual Performance—February 2016 Non-Equity Incentive Plan Awards,” our board determined in February 2017 to exclude from the calculation of adjusted EBITDA the following expenses, certain of which had not been anticipated in July 2016 when the adjusted EBITDA measure for this award were approved: $11.1 million of SculpSure-related sales and marketing expenses, $2.6 million of research and development expenses, $6.5 million of compensation expense including related to our hiring of our new chief financial officer, and $7.3 million of estimated expense related to the ARcare litigation and settlement described in the Original Form 10-K Filing. After giving effect to these exclusions, 2016 adjusted EBITDA was calculated to be $76.9 million, at the time of the determination, based upon which adjusted EBITDA margin was calculated to be 17.8%. Accordingly, based on actual 2016 revenue in excess of $420 million and performance in excess of the adjusted EBITDA margin performance goal, our compensation committee recommended, and our board approved, a payout under the special 2016 non-equity incentive plan award of $1,114,000 to Mr. Davin.

Commissions. Mr. Delaney, our chief commercial officer, is entitled to receive commissions based on our sales and is eligible for an annual target commission bonus (see “Employment Agreements” below). For 2016, he received commission and bonus payments of $1,141,024.

2017 Awards

In February 2017, our compensation committee recommended and our board established target cash awards for Messrs. Davin and Webber under the non-equity incentive plan for 2017 equal to 100% of base salary and 50% of base salary, respectively, based on the following performance measures and weightings:

	2017 Revenue	2017 Adjusted EBITDA Margin	2017 Individual Qualitative Performance
Weighting	21%	49%	30%

The threshold and maximum payments pursuant to these awards are equal to 50% and 200%, respectively, of each executive officer’s target bonus.

Long-Term Incentives

Stock-Based Awards. The compensation committee uses stock-based awards to help align the interests of our executive officers with those of our stockholders and to encourage our executive officers to contribute to our long-term market performance. Historically, the compensation committee had recommended and the board had granted stock-based awards to our executive officers in the form of stock options that vested in three-month installments over three years, with an exercise price equal to the closing market price of our class A common stock on the date of grant, so that the officer would earn no compensation from his options unless the market price of our common stock increased beyond the exercise price. In February 2015, based on the market data compiled by Gallagher, in addition to stock options, the compensation committee recommended and the board granted RSUs that vest in equal annual installments over three years, with a target 50/50 value split between stock options and RSUs, which was relatively consistent with the peer group practices. However, to further align the interests of our executives with those of our stockholders and in response to stockholder feedback, the compensation committee further revised our long-term equity incentive compensation program in February 2016 to institute the use of performance-based equity awards by providing that approximately half of long-term equity incentive awards will be in the form of time-vested RSU awards and, in lieu of stock option awards, half will be in the form of performance-vested PSUs.

In determining the size of stock-based awards to our executive officers, our compensation committee considers our company-level performance, the applicable executive officer’s performance, the amount of equity previously awarded to the executive officer, the vesting of such awards and the recommendations of management.

Generally, the compensation committee recommends and the board approves the annual long-term equity incentive grants to the executive officers at the first board meeting of each fiscal year, with the grant date being the trading day after the annual results of operations are announced. An exception to this policy would be with respect to the new hire of an executive officer, with the grant date being the hiring date. In certain circumstances, the compensation committee may also consider discretionary long-term equity incentive awards for an executive officer’s individual performance.

2016 Awards and Actual Performance

February 2016 RSU Awards. In February 2016, in the case of Messrs. Davin, Delaney and Baker, and in October 2016, in the case of Mr. Webber, we made the following RSU grants to our named executive officers with corresponding values determined based on the closing market price of our class A common stock on the date of grant.

	RSUs (Shares)	RSU Value
Michael R. Davin	25,313	$917,343
Stephen J. Webber	10,000	$527,800
Douglas J. Delaney	11,250	$407,700
Timothy W. Baker	11,250	$407,700

February 2016 PSU Awards. In February 2016, we made the following PSU awards to our named executive officers (other than Mr. Webber) with corresponding values determined based on the closing market price of our class A common stock on the date of grant.

	Target PSUs (Shares)	Maximum PSUs (Shares)	Target Value of PSUs	Maximum Value of PSUs
Michael R. Davin	34,147	68,294	$1,237,487	$2,474,974
Douglas J. Delaney	12,417	24,834	$449,992	$899,984
Timothy W. Baker	12,417	24,834	$449,992	$899,984

Each PSU described above represents the right to receive, upon and subject to the vesting of the PSU, the number of shares of our common stock determined under the award agreement, subject to our level of achievement of two weighted performance metrics measured during each of three performance periods (the first running from January 1, 2016 through December 31, 2016, the second running from January 1, 2016 through December 31, 2017, and the third running from January 1, 2016 through December 31, 2018).

With respect to the grant to Mr. Davin, approximately 15% of the PSUs were eligible to be earned in the first performance period, approximately 60% of the PSUs are eligible to be earned in the second performance period, and approximately 25% of the PSUs are eligible to be earned in the third performance period. With respect to the grants to Messrs. Baker and Delaney, approximately 25% of the PSUs were eligible to be earned in the first performance period, approximately 50% of the PSUs are eligible to be earned in the second performance period, and approximately 25% of the PSUs are eligible to be earned in the third performance period. The company financial performance metrics are: (i) our revenue for each performance period (weighted 30%) and (ii) our EBITDA for each performance period (weighted 70%). There is no “reset” or “catch-up” feature for the PSU awards to our named executive officers. Accordingly, if the maximum number of shares is not earned in one performance period, the portion not earned cannot be earned or “caught up” in a subsequent performance period.

The following table sets forth the threshold, target, maximum financial performance payout framework recommended by our compensation committee and approved by our board in February 2016 for purposes of the 2016 performance period of the February 2016 PSUs, as well as actual company financial performance:

		Threshold Performance			Target Performance			Maximum Performance			2016 Actual Results
Financial Performance Objective	Weight	Objective (In Thousands)	As % of Target	Payout as % of Target	Objective (In Thousands)	As % of Target	Payout as % of Target	Objective (In Thousands)	As % of Target	Payout as % of Target	Result (In Thousands)	As % of Target	Payout as % of Target
Revenue	30%	$320,792	90%	50%	$356,435	100%	100%	$392,079	110%	200%	$433,393	122%	200%
EBITDA* (1)	70%	$33,736	70%	50%	$48,194	100%	100%	$62,652	130%	200%	$76,941	160%	200%

(1)	At the time of determining award levels, we calculated 2016 EBITDA to be $49.5 million. For purposes of determining award levels for the 2016 performance period of the February 2016 PSUs, our board determined in February 2017 to apply specified adjustments to EBITDA, and the resulting adjusted EBITDA was calculated to be $76.9 million. In making this calculation, our board excluded the following expenses that had not been budgeted at the start of 2016 when our financial performance measures were approved: $11.1 million of SculpSure-related sales and marketing expenses, $2.6 million of research and development expenses, $6.5 million of compensation expense including related to our hiring of our new chief financial officer, and $7.3 million of estimated expense related to the ARcare litigation and settlement described in the Original Form 10-K Filing.

*	See Non-GAAP Financial Measures below for an explanation of the calculation of this measure.

Accordingly, in February 2017, the compensation committee recommended and the board approved the maximum achievement of the performance measures for the 2016 performance period of the February 2016 PSUs and granted Mr. Davin 10,118 shares of our common stock (representing approximately 15% of the maximum shares available under the award) and Mr. Delaney 6,070 shares of our common stock (representing approximately 25% of the maximum shares available under the award). Due to his retirement prior to the end of the first performance period, Mr. Baker did not receive any shares of our common stock in respect of his PSU award.

Special December 2016 PSU Award. In December 2016, our compensation committee recommended and our board approved a special grant to Mr. Davin of an additional PSU. The target number of shares issuable under that award agreement is 62,893. The award represents the right to receive, upon and subject to the vesting of the award, the number of shares of our common stock determined under the award agreement, subject to our level of achievement of adjusted income from operations measured over a one-year performance period running from January 1, 2017 through December 31, 2017. If the performance objective for the performance period is achieved, then one-third of the target shares will vest on the date that the compensation committee certifies achievement of the performance objective, and one-third of the target shares will vest on each of the two subsequent annual anniversaries of such date.

2017 Awards

February 2017 RSU Awards. In February 2017, our compensation committee recommended and our board approved the following RSU grants to our then-serving named executive officers with corresponding values determined based on the closing market price of our class A common stock on the date of grant.

	RSUs (Shares)	RSU Value
Michael R. Davin	30,172	$1,574,978
Stephen J. Webber	9,483	$495,013
Douglas J. Delaney	12,931	$674,998

February 2017 PSU Awards. In February 2017, we made the following PSU awards to our named executive officers (other than Mr. Baker) with corresponding values determined based on the closing market price of our class A common stock on the date of grant.

	Target PSUs (Shares)	Maximum PSUs (Shares)	Target Value of PSUs	Maximum Value of PSUs
Michael R. Davin	36,877	73,755	$1,924,979	$3,850,011
Stephen J. Webber	11,590	23,180	$604,998	$1,209,996
Douglas J. Delaney	15,804	31,609	$824,969	$1,649,990

Each PSU described above represents the right to receive, upon and subject to the vesting of the PSU, the number of shares of our common stock determined under the award agreement, subject to our level of achievement of two weighted performance metrics measured during two performance periods (the first running from January 1, 2017 through December 31, 2018 and the second running from January 1, 2017 through December 31, 2019).

With respect to the grants to Messrs. Davin, Webber and Delaney, approximately 50% of the PSUs are eligible to be earned in the first performance period and approximately 50% of the PSUs are eligible to be earned in the second performance period. The company financial performance metrics are: (i) our cumulative revenue for each performance period (weighted 30%) and (ii) our cumulative EBITDA for each performance period (weighted 70%). There is no “reset” or “catch-up” feature for the PSU awards to our named executive officers. Accordingly, if the maximum number of shares is not earned in one performance period, the portion not earned cannot be earned or “caught up” in a subsequent performance period.

Performance Measures Under our Incentive Plans. We believe the revenue, adjusted EBITDA and adjusted EBITDA margin performance measures used under our non-equity incentive plan and our performance-based equity award program are highly correlated with stock price performance and, therefore, TSR. As a result, we believe these measures enhance alignment between our management team and our stockholders. Although there are correlations among these measures, those correlations are not absolute, and we feel their combination appropriately incentivizes both short- and long-term top-line performance and profitability and business efficiency. For example, we expect that shorter-term business improvements that enhance adjusted EBITDA margin will ultimately drive greater longer-term financial performance.

Other Benefits

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. The 401(k) plan includes a matching component where we matched an employee’s contribution, on a dollar for dollar basis, up to a maximum of $4,000 for 2016. The employee contributions are subject to the maximum limitations as set forth in the Internal Revenue Code of 1986, as amended, or the Code. During 2016, our aggregate matching contribution to each of the named executive officers was $16,000.

Equity Award Grant Dates and Delegation

Our compensation committee and board of directors follow specific practices regarding the grant dates of RSUs, PSUs and other stock-based awards for our executive officers and employees. The exercise price of stock options equals the closing price of our common stock on the grant date.

New Hire Grants. The grant date of any award to a newly-hired executive officer or employee is the date on which the individual commences employment with us (or the next succeeding business day that NASDAQ is open for trading).

Annual Grants. The grant date of any annual awards to executive officers and senior management is the trading day after our fourth quarter earnings release.

We do not otherwise time or select the grant dates of any stock options or stock-based awards in coordination with our release of material non-public information, nor do we have any program, plan or practice to do so.

Each year, the board has approved the grant of a certain number of stock options or, in the case of 2016, RSUs, to certain employees under our Amended and Restated 2005 Stock Incentive Plan and delegated to our chief executive officer, as a committee of the board of one, the authority to grant those awards to such employees. The chief executive officer is not authorized to grant awards to himself, any director or any other executive officer. In addition, the chief executive officer is not authorized to grant, in the aggregate, awards with respect to more than the number of shares of common stock specifically approved by the compensation committee.

2016 Stockholder Advisory Vote

At our 2016 annual meeting of stockholders, we conducted an advisory vote on executive compensation. Approximately 98% of the votes cast were voted “FOR” approval of our executive compensation program discussed and disclosed in the Compensation Discussion and Analysis section, compensation tables and narrative discussion of our 2016 proxy statement. The compensation committee considered the results of this advisory vote, together with other factors and data, including those discussed in this Amendment, in determining executive compensation decisions and policies and believes the result affirms stockholders’ support of our approach to and structure of executive compensation, including our transition to a performance-based executive compensation program.

Tax Considerations

Section 162(m) of the Code generally prohibits a public company from taking a tax deduction for compensation in excess of $1,000,000 paid to its chief executive officer and three other officers (other than the chief executive officer and chief financial officer) whose compensation is required to be reported to its stockholders pursuant to the Exchange Act by reason of being among the most highly compensated executive officers, unless certain requirements are met. The compensation committee reviews the impact of Section 162(m) on our compensation programs, however, the compensation committee may choose from time to time to authorize executive compensation that is not exempt from the $1,000,000 limit if the compensation committee believes the compensation is appropriate and in the best interests of our company and our stockholders, after taking into consideration general business conditions and the performance of our executives.

Clawback Policy

Effective in February 2015, our board adopted a clawback policy to which all equity and non-equity incentive-based compensation granted after the policy’s adoption, including stock options awarded as compensation, is subject. The policy provides that if an accounting restatement is required due to our material noncompliance with any financial reporting requirement under the U.S. federal securities laws, then all of our executive officers, regardless of whether or not they were at fault in the circumstances leading to the restatement, will be subject to forfeiting any excess of the incentive compensation they earned over the prior three years over what they would have earned if there had not been a material noncompliance in our financial reporting.

Stock Ownership Guidelines

In February 2016, our board adopted stock ownership guidelines pursuant to which our chief executive officer will be required to acquire shares equal in value to five times annual base salary, other executive officers will be required to acquire shares equal in value to two times annual base salary, and non-employee directors will be required to acquire shares equal in value to three times the annual cash retainer, in each case within five years from adoption. If an executive officer or director fails to meet the ownership guidelines under the review procedures set forth in the guidelines as of the end of a five-year qualification period, he or she will not be permitted to sell shares of our stock until such time as he or she has exceeded the required ownership level.

No Hedging Policy

We prohibit all short sales and purchases or sales of puts, calls or other derivative securities based on our company’s securities by our directors and employees, including our executive officers. Since February 2015, we now also prohibit directors and employees from purchasing of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our company’s securities.

No Pledging Policy

We prohibit our directors and employees, including our executive officers, from holding any of our securities in a margin account and from any pledging of our securities as collateral for a loan.

EXECUTIVE COMPENSATION

Compensation Summary

The following table contains information with respect to the compensation for the periods indicated of our chief executive officer, chief financial officer, former chief financial officer and the other most highly compensated executive officer serving as executive officer at the end of the last completed fiscal year other than the chief executive officer and chief financial officer. We refer to the executive officers identified in this table as the “named executive officers.”

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
Michael R. Davin(3)	2016	$885,000	$—	$5,154,827		$—	$2,884,000	$4,000	$8,927,827
President and Chief Executive Officer	2015	$850,000	$1,615,000	$1,014,915		$596,758	$—	$3,500	$4,080,173
	2014	$850,000	$1,275,000	$695,016		$1,627,211	$—	$3,000	$4,450,227
Stephen J. Webber(4)	2016	$86,538	$—	$527,800		$—	$103,846	$4,000	$722,184
Executive Vice President,
Chief Financial Officer, Chief Accounting Officer and Treasurer
Douglas J. Delaney	2016	$423,231	$1,141,024	$857,692		$—	$—	$4,000	$2,425,947
Chief Commercial Officer	2015	$400,000	$867,346	$473,058		$288,608	$—	$3,500	$2,032,512
	2014	$400,000	$637,831	$311,640		$786,961	$—	$3,000	$2,139,432
Timothy W. Baker(5)	2016	$556,079	$530,770	$857,692	(6)	$—	$—	$7,713	$1,952,254
Former President,	2015	$575,000	$948,750	$473,058		$288,608	$—	$3,500	$2,288,916
Chief Operating Officer, Chief Financial Officer and Treasurer	2014	$575,000	$805,000	$311,640		$786,961	$—	$3,000	$2,481,601

(1)	Stock awards consist of RSUs and, in addition, in 2016, PSUs. These amounts represent the aggregate grant date fair value of stock option, RSU and PSU awards for 2016, 2015 and 2014, respectively, computed in accordance with FASB ASC 718. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during the respective years. We recognize the value as of the grant date for stock options and RSUs over the number of days of service required for the grant to become vested. PSU awards are shown at the probable, or target, outcome, which is $4,237,483 for Mr. Davin, $449,992 for Mr. Delaney and $449,992 for Mr. Baker. The value of the PSU awards at the grant date assuming maximum outcome is $5,474,971 for Mr. Davin, $899,984 for Mr. Delaney and $899,984 for Mr. Baker.

All stock options, RSUs and PSUs were granted under our Amended and Restated 2005 Stock Incentive Plan. The stock options vest over three years at the rate of 8.33% every three months subsequent to the date of grant. The RSUs vest over three years at the rate of approximately 33% of the shares on each one year anniversary of the grant date. The PSUs vest over three years as determined under the award agreement, subject to our level of achievement of two weighted performance metrics measured during each of three performance periods (the first running from January 1, 2016 through December 31, 2016, the second running from January 1, 2016 through December 31, 2017, and the third running from January 1, 2016 through December 31, 2018). Vested stock options terminate upon the earlier of three months following termination of employment, subject to certain exceptions, or 10 years from the date of grant.

The grant date fair value per share of each RSU and PSU award granted to our named executive officers in 2016 was $36.24, with the exception of Mr. Davin’s December 2016 PSU grant ($47.70) and Mr. Webber’s October 2016 RSU grant ($52.78), and, in each case, was based on the fair market value of our class A common stock on the date of grant. The following table includes the assumptions used to calculate the grant date fair value amounts included in the “Option Awards” column on a grant by grant basis.

				Assumptions
Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise Price ($/Sh)	Volatility (%)	Expected Life (years)	Risk-Free Interest Rate (%)	Dividend Yield (%)	Grant Date Fair Value Per Share
Michael R. Davin	2/11/15	50,659	30.51	43	4.80	1.53	—	$11.7799
	2/13/14	144,740	29.40	44	4.56	1.51	—	$11.2423
	10/30/13	60,000	22.12	44	2.00	0.33	—	$5.4201
	2/13/13	70,000	28.68	56	4.80	0.92	—	$13.4842

Douglas J. Delaney	2/11/15	24,500	30.51	43	4.80	1.53	—	$11.7799
	2/13/14	70,000	29.40	44	4.56	1.51	—	$11.2423
	10/30/13	40,000	22.12	44	2.00	0.33	—	$5.4201
	2/13/13	45,000	28.68	56	4.80	0.92	—	$13.4842

Timothy W. Baker	2/11/15	24,500	30.51	43	4.80	1.53	—	$11.7799
	2/13/14	70,000	29.40	44	4.56	1.51	—	$11.2423
	10/30/13	40,000	22.12	44	2.00	0.33	—	$5.4201
	2/13/13	45,000	28.68	56	4.80	0.92	—	$13.4842

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 2 to our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

(2)	The amounts shown in this column reflect the amounts we contributed to the 401(k) plan for the named executive officers and, in the case of Mr. Baker in 2016, also reflect amounts paid pursuant to his consulting agreement with us.

(3)	Mr. Davin receives no compensation for his service as a director.

(4)	Mr. Webber joined our company as executive vice president in October 2016 and became our chief financial officer, chief accounting officer and treasurer in November 2016.

(5)	Mr. Baker retired in November 2016.

(6)	Due to his retirement, Mr. Baker did not receive any shares of our common stock in respect of his PSU award.

2016 Grants of Plan-Based Awards

The following table shows information concerning grants of plan-based awards made during 2016 to the named executive officers.

Name	Grant Date	Date of Approval of Grant if Different from Grant Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units(#)(4)	Grant Date Fair Value of Stock Awards
Michael R. Davin	2/10/16	2/3/16	—	—	—	—			25,313	$917,343	(5)
Michael R. Davin	2/10/16	2/3/16	—	—	—	—	34,147	68,294		$1,237,487	(5)
Michael R. Davin	12/14/16	—	—	—	—	—	62,893	62,893		$2,999,996	(6)

Name	Grant Date	Date of Approval of Grant if Different from Grant Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units(#)(4)	Grant Date Fair Value of Stock Awards
Michael R. Davin			442,500	885,000	1,770,000
Michael R. Davin			—	885,000	1,114,000
Stephen J. Webber	10/10/16	9/6/16	—	—	—				10,000	$527,800	(7)
Stephen J. Webber				103,846
Douglas J. Delaney	2/10/16	2/3/16	—	—	—				11,250	$407,700	(5)
Douglas J. Delaney	2/10/16	2/3/16	—	—	—		12,417	24,834		$449,992	(5)
Timothy W. Baker	2/10/16	2/3/16	—	—	—				11,250	$407,700	(5)
Timothy W. Baker(8)	2/10/16	2/3/16	—	—	—		12,417	24,834		$449,992	(5)
Timothy W. Baker(8)			300,000	600,000	1,200,000

(1)	The February equity awards for Mr. Davin, Mr. Baker and Mr. Delaney were approved by the compensation committee on February 3, 2016, but the grants were not effective or priced until February 10, 2016, the business day following the release of our 2015 fourth quarter earnings. The equity awards for Mr. Webber were approved by the compensation committee on September 6, 2016, but the grants were not effective or priced until October 10, 2016.
(2)	Represents the potential value of the payout of awards granted under our non-equity incentive plan as if the threshold, target or maximum goals had been satisfied for the performance measures established. Actual payments are shown in the Summary Compensation Table above in the column titled “Non-Equity Incentive Plan Compensation.”
(3)	Represents the number of shares underlying PSUs granted under our Amended and Restated 2005 Stock Incentive Plan that may be earned if the threshold, target or maximum performance levels are satisfied. These PSUs vest over three years as determined under the award agreement, subject to our level of achievement of two weighted performance metrics measured during each of three performance periods (the first running from January 1, 2016 through December 31, 2016, the second running from January 1, 2016 through December 31, 2017, and the third running from January 1, 2016 through December 31, 2018).
(4)	Represents RSUs granted under our Amended and Restated 2005 Stock Incentive Plan. These RSUs vest, so long as the executive continues to be employed with us, as to approximately 33% of the shares on each one year anniversary of the grant date.
(5)	The grant date fair value of each of these RSUs and PSUs was $36.24 per share and was based on the fair market value of our class A common stock on the date of grant. The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. PSU awards are shown at the probable, or target, outcome.
(6)	The grant date fair value of these PSUs was $47.70 per share and was based on the fair market value of our class A common stock on the date of grant. The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. PSU awards are shown at the probable, or target, outcome.
(7)	The grant date fair value of each of these RSUs was $52.78 per share and was based on the fair market value of our class A common stock on the date of grant. The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.
(8)	Due to his retirement in November 2016, Mr. Baker did not receive any shares of our common stock in respect of his PSU award nor did he receive a payout under the non-equity incentive plan.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table shows information regarding outstanding option and stock awards held by the named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael R. Davin	—	12,062	29.40	2/13/2024	(1)	—		—		—		—
	—	21,108	30.51	2/11/2025	(1)	—		—		—		—
	—	—	—	—		7,881	(2)	359,374	(3)	—		—
	—	—	—	—		22,176	(2)	1,011,226	(3)	—		—
	—	—	—	—		25,313	(2)	1,154,273	(3)	—		—
	—	—	—	—		—		—		68,294	(5)	3,114,206	(3)
	—	—	—	—		—		—		62,893	(5)	2,867,921	(3)
Stephen J. Webber	—	—	—	—		10,000	(4)	456,000	(3)	—		—
Douglas J. Delaney	—	5,832	29.40	2/13/2024	(1)	—		—		—		—
	—	10,209	30.51	2/11/2025	(1)	—		—		—		—
	—	—	—	—		3,534	(2)	161,150	(3)	—		—
	—	—	—	—		10,336	(2)	471,322	(3)	—		—
	—	—	—	—		11,250	(2)	513,000	(3)	—		—
	—	—	—	—		—		—		24,834	(5)	1,132,430	(3)
Timothy W. Baker	—	5,834	29.40	2/13/2024	(1)	—		—		—		—
	—	2,042	30.51	2/11/2025	(1)	—		—		—		—
	—	—	—	—		3,534	(2)	161,150	(3)	—		—
	—	—	—	—		5,168	(2)	235,661	(3)	—		—
	—	—	—	—		3,750	(2)	171,000	(3)	—		—

(1)	The stock options were granted under our Amended and Restated 2005 Stock Incentive Plan and vest approximately 8.33% on the first day of each calendar quarter subsequent to the date of the grant. The grant date of each option is listed in the table below by expiration date.
(2)	The RSUs were granted under our Amended and Restated 2005 Stock Incentive Plan and vest approximately 33% on the first day of each calendar year subsequent to the date of the grant.
(3)	The market value was calculated based on $45.60 per share, the closing price of our class A common stock on December 30, 2016 (as markets were closed on December 31, 2016).
(4)	The RSUs were granted under our Amended and Restated 2005 Stock Incentive Plan and vest approximately 33% at the end of each successive one year period subsequent to the date of the grant.
(5)	The PSUs were granted under our Amended and Restated 2005 Stock Incentive Plan and vest over three years as determined under the award agreement, subject to our level of achievement of two weighted performance metrics measured during each of three performance periods (the first running from January 1, 2016 through December 31, 2016, the second running from January 1, 2016 through December 31, 2017, and the third running from January 1, 2016 through December 31, 2018). Reflects the maximum number of shares that could be earned.

Expiration Date	Grant Date
2/13/2024	2/13/2014
2/11/2025	2/11/2015

2016 Option Exercises and Stock Vested

The following table contains information about the exercise of stock options by, and RSU awards that vested for, each of our named executive officers during 2016:

	Option Awards		RSU Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting ($)(2)
Michael R. Davin	252,029	4,200,298	18,969	665,240
Stephen J. Webber	—	—	—	—
Douglas J. Delaney	133,257	2,217,849	8,702	305,168
Timothy W. Baker	133,357	2,220,048	8,702	305,168

(1)	Value realized represents the difference between the closing price per share of our class A common stock on the date of exercise and the exercise price per share, multiplied by the number of shares acquired on exercise.
(2)	Value realized represents the closing price per share of our class A common stock on the vesting date, multiplied by the number of shares vested under the RSU award.

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to each named executive officer under various scenarios relating to a termination of employment, with the exception of Mr. Baker, who retired effective November 11, 2016. The table below assumes that such termination occurred on December 31, 2016. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination of employment and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are available to our full-time employees generally.

	Retirement, Resignation or Termination for Cause		Termination without Cause(1)		Resignation for Good Reason(1)		Termination Following Change in Control(1)
Michael R. Davin
Severance Payment	$1,834,707	(2)	$6,485,841	(3)	$6,485,841	(3)	$6,485,841	(3)
Value of Accelerated Vesting of Equity Compensation	$—		$9,020,923	(4)	$9,020,923	(4)	$9,020,923	(4)

Total	$1,834,707		$15,506,764		$15,506,764		$15,506,764
Stephen J. Webber
Severance Payment	$8,652	(2)	$528,793	(5)	$8,652	(2)	$528,793	(5)
Value of Accelerated Vesting of Equity Compensation	$—		$—		$—		$—

Total	$8,652		$528,793		$8,652		$528,793
Douglas J. Delaney
Severance Payment	$1,176,306	(2)	$4,364,566	(3)	$4,364,566	(3)	$4,364,566	(3)
Value of Accelerated Vesting of Equity Compensation	$—		$2,526,467	(4)	$2,526,467	(4)	$2,526,467	(4)

Total	$1,176,306		$6,891,033		$6,891,033		$6,891,033

(1)	Payment of these amounts is subject to the executive officer signing a release of legal claims in a reasonable form proposed by us, except upon a termination for good reason by Mr. Webber unrelated to a change in control.

(2)	Pursuant to the terms of the employment agreements we have entered into with Messrs. Davin and Delaney, these amounts include (a) the accrued 2016 annual target performance bonus or commissions bonus prorated to the date of termination, which date of termination is assumed to have occurred on December 31, 2016 and (b) accrued but unused vacation time. Pursuant to the terms of his offer letter with us, the amount for Mr. Webber represents solely his accrued but unused vacation time.
(3)	Pursuant to the terms of the employment agreements we have entered into with Messrs. Davin and Delaney, these amounts include (a) base salary at December 31, 2016 for an additional 24 months; (b) calendar year 2016 annual target performance bonus or commissions bonus; (c) 110% of calendar year 2016 annual performance bonus or commissions bonus paid for 2016; (d) accrued calendar year 2016 annual performance bonus or commissions bonus; (e) the executive’s cost for continuing COBRA for 18 months and any other benefits for 24 months; and (f) accrued but unused vacation time.
(4)	All outstanding stock options or stock rights granted to Messrs. Davin and Delaney will become immediately exercisable in full if the option or right holder is terminated without cause, resigns for good reason, or is terminated within 18 months following a change of control. The value of the accelerated vesting of equity compensation was calculated (i) for outstanding unvested stock options as of December 31, 2016 by multiplying the number of shares underlying the portion of the stock options that would accelerate upon termination without cause, resignation for good reason or termination following a change in control, and that have exercise prices less than the closing market price of our class A common stock on December 31, 2016, by $45.60, the closing market price of our class A common stock on December 30, 2016 (as markets were closed on December 31, 2016), and then deducting the aggregate exercise price for those options, and (ii) for outstanding unvested restricted stock units and performance-based stock units by multiplying the number of shares underlying the unvested restricted stock units and performance-based stock units (assuming the maximum number of shares would be accelerated under the performance-based stock units) by $45.60.
(5)	Pursuant to the terms of the offer letter we have entered into with Mr. Webber, Mr. Webber is entitled to these amounts (made up of the following components) if his employment is terminated by us without cause or if, within 12 months following a change in control, he terminates his employment for good reason: (a) base salary at December 31, 2016 for an additional 12 months; (b) Mr. Webber’s annual target cash bonus for 2016, pro-rated for the portion of 2016 in which he was employed by us; and (c) continuation for 12 months of our payment of the share of health coverage premiums that we pay for active and similarly-situated employees who receive the same type of coverage as Mr. Webber.

Mr. Baker’s employment with us terminated pursuant to his retirement on November 11, 2016. We entered into a consulting agreement with Mr. Baker on September 12, 2016 pursuant to which he provided transition services following his retirement through March 31, 2017. This agreement provides for an hourly rate of $275.00 for consultation on transitional matters in accounting, finance and operations on an as-needed basis for us, as mutually agreed by us and Mr. Baker. Due to his ongoing consulting arrangement with us, Mr. Baker’s equity awards have continued to vest.

Employment Agreements

Michael R. Davin. Pursuant to an employment agreement entered into in December 2008 and further amended in December 2010, July 2011, November 2013 and February 2016, we employ Mr. Davin as our president and chief executive officer. Under this agreement, Mr. Davin is entitled to an annual base salary that is subject to adjustment upon annual review by our board of directors, but in no event will we pay Mr. Davin an annual base salary that is less than 100% of the annual base salary in effect for the immediately preceding year during the term of the employment agreement. Mr. Davin’s annual base salary has been adjusted by our board of directors and was $885,000 as of December 31, 2016. The agreement provides for an annual performance bonus of an amount as determined in the discretion of the compensation committee.

Mr. Davin’s employment agreement had an initial term of three years and automatically renews for additional periods of two years each until either party gives written notice of termination to the other party no later than 12 months prior to the end of the initial or extended term. Upon the termination of his employment without cause or within 18 months following a change of control, or if he terminates his employment for good reason, Mr. Davin has the right to receive subject to his execution and nonrevocation of a release of claims in our favor, his base salary and other compensation and benefits under his employment agreement for 24 months, including the cost for continuing COBRA for up to 18 months. He is also entitled to receive subject generally to his execution and nonrevocation of a release of claims in our favor (i) his accrued but unused vacation time, (ii) the full amount of his annual target performance bonus for the calendar year of such termination or resignation, (iii) on or before the first anniversary of the effective date of his termination or resignation, but in any event not before January 1 of the year in which such first anniversary occurs, 110% of the annual target performance bonus paid in the calendar year of termination or resignation, (iv) the accrued annual target performance bonus for the calendar year of such termination prorated to the date of termination and (v) full acceleration of all stock options and other stock rights then held by him. Mr. Davin is only entitled to (i) his accrued but unused vacation time and (ii) the accrued annual target performance bonus for the calendar year of termination prorated to the date of termination if we terminate him for cause or if he resigns without good reason. On February 3, 2016, Mr. Davin voluntarily elected to eliminate the tax gross-up provision from his existing employment agreement. Pursuant to his employment agreement, except as provided in the following sentence, Mr. Davin is prohibited from competing with us and soliciting our customers, prospective customers or employees for a period of 12 months if we terminate him for any reason. This non-competition period does not apply if Mr. Davin is terminated without cause, resigns for good reason or is terminated because we failed to obtain the agreement of any successor to us to assume Mr. Davin’s employment agreement as required by the employment agreement.

Stephen J. Webber. Pursuant to an employment offer letter entered into in September 2016, we employ Mr. Webber as our executive vice president, chief financial officer, chief accounting officer and treasurer. Under this agreement, Mr. Webber is entitled to an annual base salary that is subject to annual evaluation by our compensation committee and was $450,000 as of December 31, 2016. Mr. Webber is also eligible to earn a target cash bonus based on personal performance and company financial performance for each calendar year. Upon the termination of his employment without cause or if, within 12 months following a change of control, he terminates his employment for good reason, subject to his execution and nonrevocation of a release of claims in our favor, Mr. Webber has the right to receive (i) his base salary for 12 months together with the amount of his target cash bonus for the year of such termination or resignation, prorated to the date of such termination or resignation, payable over 12 months and (ii) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage for 12 months. He is also entitled to receive (i) his accrued but unused vacation time and (ii) if prior-year annual cash bonuses have not been distributed at the time of such termination or resignation, the amount of his annual cash bonus as determined by the compensation committee or the board for the calendar year preceding his date of termination or resignation. Mr. Webber is only entitled to (i) his accrued but unused vacation time and (ii) any accrued but unpaid salary if his employment is terminated or he resigns for any other reason. Mr. Webber was required to sign a customary Invention, Non-Disclosure, Non-Solicitation and Non-Competition Agreement with us as a condition of his employment.

Douglas J. Delaney. Pursuant to an employment agreement entered into in December 2008 and further amended in November 2013 and February 2016, we employ Mr. Delaney as our chief commercial officer. Under this agreement, Mr. Delaney is entitled to an annual base salary that is subject to adjustment upon annual review by our board of directors, but in no event will we pay Mr. Delaney an annual base salary that is less than 100% of the annual base salary in effect for the immediately preceding year during the term of the employment agreement. Mr. Delaney’s annual base salary has been adjusted by our board of directors and was $450,000 as of December 31, 2016. Mr. Delaney is also eligible to earn an annual target commission bonus based on target performance goals set by our compensation committee for each calendar year. Mr. Delaney’s employment agreement had an initial term of three years and automatically renews for additional periods of two years each until either party gives written notice of termination to the other party no later than 12 months prior to the end of the initial or extended term. Upon the termination of his employment without cause or within 18 months following a change of control, or if he terminates his employment for good reason, Mr. Delaney has the right to receive subject to his execution and nonrevocation of a release of claims in our favor, his base salary and other compensation and benefits under his employment agreement for 24 months, including the cost for continuing COBRA for up to18 months. He is also entitled to receive, subject generally to his execution and nonrevocation of a release of claims in our favor (i) his accrued but unused vacation time, (ii) the full amount of his annual target commission bonus for the calendar year of such termination or resignation, (iii) on or before the first anniversary of the effective date of his termination or resignation, but in any event not before January 1 of the year in which such first anniversary occurs, 110% of the annual target commission bonus paid in the calendar year of termination or resignation, (iv) the accrued annual target commission bonus for the calendar year of such termination prorated to the date of termination and (v) full acceleration of all stock options and other stock rights then held by him. Mr. Delaney is only entitled to (i) his accrued but unused vacation time and (ii) the accrued annual target commission bonus for the calendar year of termination prorated to the date of termination if we terminate him for cause or if he resigns without good reason. On February 3, 2016, Mr. Delaney voluntarily elected to eliminate the tax gross-up provision from his existing employment agreement. Pursuant to his employment agreement, except as provided in the following sentence, Mr. Delaney is prohibited from competing with us and soliciting our customers, prospective customers or employees for a period of 12 months if we terminate him for any reason. This non-competition period does not apply if Mr. Delaney is terminated without cause, resigns for good reason or is terminated because we failed to obtain the agreement of any successor to us to assume Mr. Delaney’s employment agreement as required by the employment agreement.

In each of the agreements with Messrs. Davin, Webber and Delaney, “cause” is defined as:

•

acts or omissions constituting gross negligence or willful misconduct on the part of the named executive officer with respect to the named executive officer’s obligations to us or otherwise relating to our business, in each case as determined in good faith by us;

•

the named executive officer’s material breach of his employment agreement or, in the case of Mr. Webber, offer letter or our Executive Innovations and Proprietary Rights Agreement or, in the case of Mr. Webber, our Invention, Non-Disclosure, Non-Solicitation and Non-Competition Agreement;

•

the named executive officer’s conviction or entry of a plea of nolo contendere for fraud, misappropriation or embezzlement, or any felony or crime of moral turpitude or fiduciary duty in connection with the performance of his obligations to us;

•	the named executive officer’s willful neglect of duties as determined in the good faith by us;

•	the named executive officer’s failure to perform the essential functions of his position, with reasonable accommodation, due to a mental or physical disability; or

•	the named executive officer’s knowingly withholding material information (in his area of responsibility) from our board of directors.

In each of the agreements with Messrs. Davin, Webber and Delaney, “good reason” means the occurrence, without the named executive officer’s written consent, of any of the following:

•

the assignment to the named executive officer of duties inconsistent in any material respect with the named executive officer’s position (including status, offices, titles and reporting requirements), authority or responsibilities;

•	a reduction in the named executive officer’s annual base salary;

•

our failure to (i) continue in effect any material compensation or benefit plan or program in which the named executive officer participates or, for Messrs. Davin and Delaney, which is applicable to the named executive officer, unless an equitable arrangement has been made with respect to such plan or program, (ii) continue the named executive officer’s participation therein (or in such substitute or alternative plan), for Messrs. Davin and Delaney, on a basis not materially less favorable than the basis existing immediately prior to the effective date of the employment agreement, or (iii) award cash bonuses to the named executive officer in amounts and in a manner substantially consistent with past practice in light of our financial performance;

•

a significant change by us in the location at which the named executive officer performs his principal duties for us, or a requirement by us that the named executive officer travel on company business to a substantially greater extent, for Messrs. Davin and Delaney, than required immediately prior to the effective date of the employment agreement and for Mr. Webber, than consistent with past practice;

•	solely for Messrs. Davin and Delaney, our failure to obtain the agreement from any successor to us to assume and agree to perform under the employment agreement;

•

solely for Messrs. Davin and Delaney, our failure to pay or provide to the named executive officer any portion of his compensation or benefits due under any benefit plan within seven days of the date such compensation or benefits are due; or

•	solely for Messrs. Davin and Delaney, any material breach by us of the employment agreement with the named executive officer.

In each of the employment agreements with Messrs. Davin, Webber and Delaney, “change in control” means, in summary, the occurrence of any of the following:

•

the acquisition by an individual, entity or group other than, in the agreements of Messrs. Davin and Delaney, El.En. of beneficial ownership of any of our capital stock if, after such acquisition, the acquiring entity beneficially owns 50% or more of the then-outstanding shares of our common stock; provided, however, that for purposes of this provision, the following acquisitions shall not constitute a change in control: (i) any acquisition directly from Cynosure (excluding an acquisition pursuant to the exercise, conversion or exchange of any security exercisable for, convertible into or exchangeable for common stock or voting securities of Cynosure), (ii) any acquisition by Cynosure, or (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or any corporation controlled by us;

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

•

the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Cynosure or a sale or other disposition of all or substantially all of the assets of Cynosure, each of which we refer to as a business combination, following which the beneficial owners of outstanding shares of our common stock prior to such business combination (i) own 50% or less of the then-outstanding shares of our common stock immediately following such business combination or (ii) own more than 50% of the then-outstanding shares of our common stock in substantially different proportions compared to their ownership immediately prior to the business compensation; or

•	approval by our stockholders of a complete liquidation or dissolution of Cynosure.

Compensation Committee Report

The compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis included in this Amendment. Based on this review and discussion with management, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

By the Compensation Committee of the Board of Directors of Cynosure, Inc.

Thomas H. Robinson, Chairman
Brian M. Barefoot
William O. Flannery

Compensation Committee Interlocks and Insider Participation

During 2016, the compensation committee consisted of Messrs. Robinson (Chairman), Barefoot and Flannery. Neither of Messrs. Robinson or Barefoot has ever been an officer or employee of Cynosure. From 2004 until 2013, Mr. Flannery served as corporate secretary of the company but did not exercise any power or authority as an officer. Mr. Flannery resigned as corporate secretary upon his election as a class II director at the 2013 annual meeting of stockholders. No member of the compensation committee had any relationship with us during 2016 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.

Non-GAAP Financial Measures

Below are definitions of the non-GAAP financial measures we used in our 2016 executive compensation program:

EBITDA means net income less interest, taxes, depreciation and amortization.

Adjusted EBITDA means EBITDA less $11.1 million of specified sales and marketing expenses, $2.6 million of research and development expenses, $6.5 million of general and administrative, stock-based compensation, and bonus expenses for executive management and $7.3 million of estimated ARcare litigation expenses.

EBITDA margin means EBITDA divided by total revenues.

Adjusted EBITDA margin means EBITDA divided by total revenues.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of March 1, 2017 about the beneficial ownership of shares of our class A common stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our class A common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of class A common stock subject to options that are currently exercisable or exercisable, and RSUs that vest, within 60 days of March 1, 2017 to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. As of March 1, 2017, there were 24,097,792 shares of our class A common stock outstanding. Except as otherwise noted, the persons or entities in this table have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the street address of the beneficial owner is c/o Cynosure, Inc., 5 Carlisle Road, Westford, Massachusetts 01886.

	Class A Common Stock Beneficially Owned
Name	Shares(1)	Percentage
5% Stockholders
BlackRock, Inc.(2)	2,863,545	11.9
The Vanguard Group(3)	1,360,428	5.6
Broadwood Entities(4)	1,338,827	5.6
Dimensional Fund Advisors LP(5)	1,216,198	5.0

Directors and Executive Officers
Michael R. Davin(6)	54,908	*
Stephen J. Webber	—	*
Douglas J. Delaney(7)	23,314	*
Timothy W. Baker	—	*
Brian M. Barefoot(8)	31,742	*
Ettore V. Biagioni(9)	38,902	*
William O. Flannery(10)	38,402	*
Marina Hatsopoulos(11)	75,742	*
Thomas H. Robinson(12)	45,906	*
All executive officers and directors as a group (8 persons)(13)	308,916	1.3

*	Less than 1%

(1)	Includes shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2017.
(2)	According to a Schedule 13G/A filed with the SEC on January 12, 2017, BlackRock, Inc. or certain of its affiliates beneficially owns 2,863,545 shares of our class A common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. BlackRock, Inc. reports that it holds sole voting power with respect to 2,801,862 shares and sole dispositive power with respect to 2,863,545 shares.
(3)	According to a Schedule 13G filed with the SEC on February 9, 2017, The Vanguard Group or certain of its affiliates beneficially owns 1,360,428 shares of our class A common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group reports that it holds sole voting power with respect to 46,928 shares, shared voting power with respect to 1,650 shares, sole dispositive power with respect to 1,312,891 shares and shared dispositive power with respect to 47,537 shares.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2017, Broadwood Partners, L.P., Broadwood Capital, Inc. and Neal C. Bradsher, or the Broadwood Entities, beneficially own 1,338,827 shares of our class A common stock. The address of the Broadwood Entities is 724 Fifth Avenue, 9th Floor, New York, New York 10019. The Broadwood Entities report that they hold shared voting power and shared dispositive power with respect to 1,338,827 shares. Broadwood Capital, Inc. and Neal C. Bradsher disclaim beneficial ownership in the shares except to the extent of their pecuniary interest therein.
(5)	According to a Schedule 13G filed with the SEC on February 9, 2017, Dimensional Fund Advisors LP or certain of its affiliates beneficially owns 1,216,198 shares of our class A common stock. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional Fund Advisors LP reports that it holds sole voting power with respect to 1,158,295 shares and sole dispositive power with respect to 1,216,198 shares.

(6)	Includes 16,283 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017 and 5,000 shares of Cynosure class A common stock held in a family trust.
(7)	Includes 7,876 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017.
(8)	Includes 15,892 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017.
(9)	Includes 29,392 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017.
(10)	Includes 23,892 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017.
(11)	Includes 56,892 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017.
(12)	Includes 31,392 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017.
(13)	Includes 181,619 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2017.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under our Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2016. Our 2005 Stock Incentive Plan was adopted by our board of directors on August 8, 2005 and approved by our stockholders on December 8, 2005. Our 2005 Stock Incentive Plan was amended and restated in 2013 to, among other things, increase the number of shares reserved under the 2005 Stock Incentive Plan by 6,000,000 shares. We will grant no further awards under our 1992 Stock Option Plan or our 2004 Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(a))(c)(1)
Equity compensation plans approved by security holders(2)	1,288,057	$18.22	(3)	608,688
Equity compensation plans not approved by security holders	—	$—		—

Total	1,288,057	$18.22	(3)	608,688

(1)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2016, all of the shares available for grant under the Amended and Restated 2005 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.
(2)	Consists of stock options and other equity rights, such as RSUs and PSUs, issuable under our 1992 Stock Option Plan, our 2004 Stock Option Plan and our Amended and Restated 2005 Stock Incentive Plan.
(3)	RSUs and PSUs issued under our equity compensation plans do not require a payment by the recipient to us at the time of vesting. As such, the weighted average exercise price in column (b) does not take these awards into account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

Policies and Procedures for Related Person Transactions

Our board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a related person, has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a related person transaction, the related person must report the proposed related person transaction to our chief financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the board’s audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

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

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Since January 1, 2016, we have not engaged in any related person transactions.

DIRECTOR INDEPENDENCE

Under applicable NASDAQ rules, a director of our company will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Messrs. Barefoot, Biagioni, Flannery nor Robinson, nor Ms. Hatsopoulos, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under NASDAQ Listing Rule 5605(a)(2). Our board of directors has determined that all of the members of each of the board’s three standing committees are independent as defined under the applicable NASDAQ rules, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act and, in the case of all members of the compensation committee, the independence requirements contemplated by Rule 10C-1 under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP billed to us a total of $2,040,944 for professional services rendered for the year ended December 31, 2016 and $1,572,863 for professional services rendered for the year ended December 31, 2015. The following table provides information about these fees.

Fee Category	Fiscal 2016	Fiscal 2015
Audit Fees	$1,754,679	$1,389,618
Audit-Related Fees	$—	$—
Tax Fees	$284,500	$181,250
All Other Fees	$1,765	$1,995

Total Fees	$2,040,944	$1,572,863

Audit Fees. Audit fees consisted of fees for the audit of our annual financial statements, including the integrated audit of internal control over financial reporting, the review of the interim financial statements, the review of financial information included in our filings with the SEC and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consisted of fees for assurance and related services including accounting consultations which are not reported under “Audit Fees.”

Tax Fees. Tax fees consisted of fees for tax advice and tax compliance. Tax advice services relate to tax-related fees in connection with mergers and acquisitions. Tax compliance services relate to the preparation of original and amended tax returns, claims for refunds and tax payment-planning services.

All Other Fees. Other fees for 2016 and 2015 consisted of fees for using the online accounting research tools of Ernst & Young LLP.

The audit committee of our board of directors believes that the non-audit services described above did not compromise Ernst & Young LLP’s independence. The audit committee’s charter, a copy of which is posted on the “Corporate Governance” section of the “Investors” page of our website, www.cynosure.com, requires that all proposals to engage Ernst & Young LLP for services, and all proposed fees for these services, be submitted to the audit committee for approval before Ernst & Young LLP may provide the services. None of the above fees were approved using the “de minimis exception” under SEC rules.

Pre-Approval of Audit and Non-Audit Services

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our audit committee has also delegated to its chairman the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by the chairman of our audit committee pursuant to this delegated authority is reported to our audit committee at its next regularly scheduled meeting.

All services provided to us by Ernst & Young LLP in 2016 and 2015 were approved in accordance with these policies.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	3. Exhibits. The Exhibit Index annexed to this report, and immediately preceding the exhibits, is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNOSURE, INC.

By:	/s/ MICHAEL R. DAVIN
Michael R. Davin
President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 21, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 15, 2013, among the Company, Commander Acquisition, LLC and Palomar Medical Technologies, Inc. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2013)

2.2	Asset Purchase Agreement, dated as of September 5, 2014, among the Company, Ellman International, Inc., Ellman Holdings, Inc., and Ellman Holding Corporation (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 8, 2014)

2.3**	Agreement and Plan of Merger, dated as of February 14, 2017, by and among the Company, Hologic, Inc. and Minuteman Merger Sub, Inc. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 14, 2017)

3.1	Second Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed May 16, 2016)

3.2	Amendment to Amended and Restated By-laws of the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 14, 2017)

4.1	Specimen certificate evidencing shares of Class A common stock (Incorporated by reference to the exhibits to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed November 3, 2005 (333-127463))

10.1*	2004 Stock Option Plan, as amended (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed August 11, 2005 (333-127463))

10.2*	Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2013)

10.3*	Employment Agreement, dated December 15, 2008, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.4*	First Amendment to Employment Agreement, dated December 20, 2010, between the Company and Michael Davin (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 21, 2010)

10.5*	Employment Agreement, dated December 15, 2008, between the Company and Douglas Delaney (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.6†	Distribution Agreement, effective as of October 26, 2012, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 8, 2013)

10.7	Lease, dated January 31, 2005, between Glenborough Fund V, Limited Partnership and the Company, as amended (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 7, 2012)

10.8	Non-Exclusive Patent License, dated November 6, 2006, between Palomar Medical Technologies, Inc. and the Company (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 7, 2006)

Exhibit Number	Description

10.9*	Employment Agreement, dated December 15, 2008, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 19, 2008)

10.10*	Second Amendment to Employment Agreement, entered into as of July 20, 2011, by and between the Company and Michael R. Davin (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.11*	Third Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Michael R. Davin (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.12*	First Amendment to Employment Agreement, entered into as of November 5, 2013, by and between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.13*	First Amendment to Employment Agreement, entered into as of November 7, 2013, by and between the Company and Douglas J. Delaney (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013)

10.14*	Employment Agreement, dated March 17, 2003, between the Company and Joseph P. Caruso (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed March 18, 2013)

10.15	Purchase and Sale Agreement, dated November 25, 2013, Palomar Medical Technologies, LLC and Network Drive Owner, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed December 2, 2013)

10.16	Fourth Amendment to the Lease, dated December 20, 2012, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.17	Fifth Amendment to Lease, dated November 18, 2013, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed November 22, 2013)

10.18*	Separation Agreement, effective September 6, 2013, between the Company and Palomar Medical Technologies, LLC and Joseph P. Caruso (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 17, 2014)

10.19*	Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2006)

10.20*	Form of Incentive Stock Option Agreement under 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2006)

10.21*	Form of Restricted Stock Unit Agreement under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.22	Sixth Amendment to Lease, dated April 16, 2015, between the Company and Glenborough Westford Center, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed May 7, 2015)

10.23*	Non-Equity Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

Exhibit Number	Description

10.24*	Form of Performance-Based Stock Unit Award under 2005 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed February 5, 2016)

10.25	Seventh Amendment to Lease, dated April 29, 2016, between the Company and Curo Westford, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2016)

10.26	Extension of Dates in Seventh Amendment to Lease, dated June 30, 2016, between the Company and Curo Westford, LLC (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2016)

10.27†	Exclusive Distribution Agreement, dated November 14, 2014, between the Company and El.En. S.p.A. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2016)

10.28	Restated and Amended External Manufacturing Agreement, dated April 25, 2016, between the Company and Columbia Electrical Contractors, Inc. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2016)

10.29	Offer Letter, dated September 1, 2016 between the Company and Stephen J. Webber (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.30	Consulting Agreement, dated September 12, 2016, between the Company and Timothy W. Baker (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed September 13, 2016)

10.31	Lease, dated January 18, 2017, between the Company and Ryan Development, LLC (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017)

21.1	Subsidiaries of the Company (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017)

23.1	Consent of Ernst & Young LLP (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017)

31.1	Certification of the Principal Executive Officer (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017)

31.2	Certification of the Principal Financial Officer (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017)

31.3	Certification of the Principal Executive Officer

31.4	Certification of the Principal Financial Officer

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017)

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017)

Exhibit Number	Description

101	The following materials from the Cynosure, Inc. Annual Report on Form 10-K for the year ended December 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 28, 2017).

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.